Form 10-Q
period 2014-03-31
Gastar Exploration Inc.
filed 2014-05-07
CIK 1431372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The total number of outstanding common shares, $0.001 par value per share, as of May 6, 2014 was 61,818,331.

GASTAR EXPLORATION INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2014

Unless otherwise indicated or required by the context, (i) for any date or period prior to January 31, 2014,“Gastar,” the “Company,” “we,” “us,” “our” and similar terms refer collectively to Gastar Exploration, Inc.(formerly known as Gastar Exploration Ltd.) and its subsidiaries, including Gastar Exploration Inc. (formerly known as Gastar Exploration USA, Inc.), and for any date or period after January 31, 2014, such terms refer collectively to Gastar Exploration Inc. and its subsidiaries, (ii) “Gastar USA” refers to Gastar Exploration USA, Inc., which until January 31, 2014 was a first-tier subsidiary of Gastar Exploration, Inc. and primary operating company as of December 31, 2013, (iii) “Parent” refers to Gastar Exploration, Inc., (iv) all dollar amounts appearing in this Form 10-Q are stated in United States dollars (“U.S. dollars”) unless otherwise noted and (v) all financial data included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). On January 31, 2014, Gastar Exploration, Inc. merged with and into Gastar USA as part of a reorganization to eliminate the holding company corporate structure of Parent. Pursuant to the merger agreement, shares of Parent’s common stock were converted into an equal number of shares of common stock of Gastar USA and Gastar USA changed its name to “Gastar Exploration Inc.” Gastar Exploration Inc., together with its subsidiaries, owns and will continue to conduct Gastar’s business in substantially the same manner as was being conducted by Parent and its subsidiaries prior to the merger.
General information about us can be found on our website at www.gastar.com. The information available on or through our website, or about us on any other website, is neither incorporated into, nor part of, this report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings that we make with the U.S. Securities and Exchange Commission (“SEC”), as well as any amendments and exhibits to those reports, will be available free of charge through our website as soon as reasonably practicable after we file or furnish them to the SEC. Information is also available on the SEC website at www.sec.gov for our U.S. filings.

Glossary of Terms

AMI	Area of Mutual Interest, an agreed designated geographic area where joint venturers or other industry partners have a right of participation in acquisitions and operations

Bbl	Barrel of oil, condensate or NGLs

Bbl/d	Barrels of oil, condensate or NGLs per day

Bcf	One billion cubic feet of natural gas

Bcfe	One billion cubic feet of natural gas equivalent, determined using the ratio of six cubic feet of natural gas to one barrel of oil, condensate or NGLs

Boe	One barrel of oil equivalent determined using the ratio of six cubic feet of natural gas to one barrel of oil, condensate or NGLs

BOE/d	Barrels of oil equivalent per day

Btu	British thermal unit, typically used in measuring natural gas energy content

CRP	Central receipt point

FASB	Financial Accounting Standards Board

GAAP	Accounting principles generally accepted in the United States of America

MBbl	One thousand barrels of oil, condensate or NGLs

MBbl/d	One thousand barrels of oil, condensate or NGLs per day

MBoe	One thousand barrels of oil equivalent

MBoe/d	One thousand barrels of oil equivalent per day

Mcf	One thousand cubic feet of natural gas

Mcf/d	One thousand cubic feet of natural gas per day

Mcfe	One thousand cubic feet of natural gas equivalent

MMBtu/d	One million British thermal units per day

MMcf	One million cubic feet of natural gas

MMcf/d	One million cubic feet of natural gas per day

MMcfe	One million cubic feet of natural gas equivalent

MMcfe/d	One million cubic feet of natural gas equivalent per day

NGLs	Natural gas liquids

NYMEX	New York Mercantile Exchange

PBU	Performance based unit

psi	Pounds per square inch

U.S.	United States

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
GASTAR EXPLORATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,913	$32,393
Accounts receivable, net of allowance for doubtful accounts of $0 and $507, respectively	18,329	21,656
Commodity derivative contracts	266	—
Prepaid expenses	1,064	1,145
Total current assets	46,572	55,194
PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties, full cost method of accounting:
Unproved properties, excluded from amortization	99,351	96,220
Proved properties	967,882	935,773
Total oil and natural gas properties	1,067,233	1,031,993
Furniture and equipment	2,839	2,691
Total property, plant and equipment	1,070,072	1,034,684
Accumulated depreciation, depletion and amortization	(529,553)	(517,171)
Total property, plant and equipment, net	540,519	517,513
OTHER ASSETS:
Commodity derivative contracts	6,396	7,545
Deferred charges, net	2,986	2,950
Advances to operators and other assets	2,244	6,733
Total other assets	11,626	17,228
TOTAL ASSETS	$598,717	$589,935
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,520	$11,046
Revenue payable	14,536	12,514
Accrued interest	10,512	3,504
Accrued drilling and operating costs	5,671	8,756
Advances from non-operators	14,189	9,259
Commodity derivative contracts	5,876	3,403
Commodity derivative premium payable	728	145
Asset retirement obligation	338	633
Other accrued liabilities	2,678	4,844
Total current liabilities	66,048	54,104
LONG-TERM LIABILITIES:
Long-term debt	313,550	312,994
Commodity derivative contracts	166	378
Commodity derivative premium payable	6,417	7,000
Asset retirement obligation	5,618	5,430
Total long-term liabilities	325,751	325,802
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY:
Preferred stock, 40,000,000 shares authorized
Series A Preferred stock, $0.01 par value; 10,000,000 shares authorized; 3,995,286 and 3,958,160 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively, with liquidation preference of $25.00 per share	40	40
Series B Preferred stock, $0.01 par value; 10,000,000 shares authorized; 2,140,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively, with liquidation preference of $25.00 per share	21	21
Common stock, $0.001 par value; 275,000,000 shares authorized; 61,818,331 and 61,211,658 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	61	61
Additional paid-in capital	463,584	464,730
Accumulated deficit	(256,788)	(254,823)
Total stockholders' equity	206,918	210,029
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$598,717	$589,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(in thousands, except share and per share data)
REVENUES:
Oil and condensate	$16,778	$5,285
Natural gas	15,419	7,601
NGLs	6,644	2,380
Total oil, condensate, natural gas and NGLs revenues	38,841	15,266
Loss on commodity derivatives contracts	(6,514)	(4,002)
Total revenues	32,327	11,264
EXPENSES:
Production taxes	1,894	643
Lease operating expenses	4,044	1,837
Transportation, treating and gathering	625	1,164
Depreciation, depletion and amortization	12,382	5,365
Accretion of asset retirement obligation	122	102
General and administrative expense	4,763	3,002
Litigation settlement expense	—	1,000
Total expenses	23,830	13,113
INCOME (LOSS) FROM OPERATIONS	8,497	(1,849)
OTHER INCOME (EXPENSE):
Interest expense	(6,891)	(609)
Investment income and other	7	3
Foreign transaction loss	(2)	(1)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,611	(2,456)
Provision for income taxes	—	—
NET INCOME (LOSS)	1,611	(2,456)
Dividends on preferred stock	(3,576)	(2,130)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,965)	$(4,586)
NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$(0.03)	$(0.07)
Diluted	$(0.03)	$(0.07)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	58,204,532	63,864,527
Diluted	58,204,532	63,864,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,611	$(2,456)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	12,382	5,365
Stock-based compensation	1,533	823
Mark to market of commodity derivatives contracts:
Total loss on commodity derivatives contracts	6,514	4,002
Cash settlements of matured commodity derivatives contracts, net	(3,015)	5,760
Cash premiums paid for commodity derivatives contracts	(71)	(27)
Amortization of deferred financing costs	733	78
Accretion of asset retirement obligation	122	102
Settlement of asset retirement obligation	(257)	—
Changes in operating assets and liabilities:
Accounts receivable	(750)	197
Prepaid expenses	81	82
Accounts payable and accrued liabilities	4,169	(2,997)
Net cash provided by operating activities	23,052	10,929
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of oil and natural gas properties	(25,812)	(33,829)
Advances to operators	(5,001)	(2,713)
Acquisition of oil and natural gas properties - refund (expenditure)	4,209	(7,425)
Payment related to sale of oil and natural gas properties	(341)	—
Proceeds from non-operators	4,930	16,090
Purchase of furniture and equipment	(148)	(19)
Net cash used in investing activities	(22,163)	(27,896)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	19,000
Repayment of revolving credit facility	—	(2,000)
Proceeds from issuance of preferred stock, net of issuance costs	886	—
Dividends on preferred stock	(3,576)	(1,420)
Deferred financing charges	(135)	(143)
Tax withholding related to restricted stock and PBU vestings	(3,544)	(236)
Net cash (used in) provided by financing activities	(6,369)	15,201
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,480)	(1,766)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,393	8,901
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,913	$7,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASTAR EXPLORATION INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business
Gastar Exploration Inc. is an independent energy company engaged in the exploration, development and production of oil, condensate, natural gas and NGLs in the U.S. Gastar Exploration Inc.’s principal business activities include the identification, acquisition, and subsequent exploration and development of oil and natural gas properties with an emphasis on unconventional reserves, such as shale resource plays. Gastar Exploration Inc. is currently pursuing development within the primarily oil-bearing reservoirs of the Hunton Limestone horizontal oil play in Oklahoma and the development of liquids-rich natural gas in the Marcellus Shale play and dry gas in the Utica Shale play in West Virginia.
On November 14, 2013, Gastar Exploration Ltd., an Alberta, Canada corporation, changed its jurisdiction of incorporation to the State of Delaware and changed its name to “Gastar Exploration, Inc.” At December 31, 2013, Gastar Exploration, Inc. was a holding company and substantially all of its operations were conducted through, and substantially all of its assets were held by, its primary operating subsidiary, Gastar Exploration USA, Inc. and its wholly-owned subsidiaries. Subsequently, on January 31, 2014, Gastar Exploration, Inc. merged with and into Gastar Exploration USA, Inc. as part of a reorganization to eliminate the holding company corporate structure. Pursuant to the merger agreement, shares of Gastar Exploration, Inc.'s common stock were converted into an equal number of shares of common stock of Gastar USA and Gastar USA changed its name to “Gastar Exploration Inc.” Gastar Exploration Inc., together with its subsidiaries, owns and will continue to conduct business in substantially the same manner as was being conducted by Gastar Exploration, Inc. and its subsidiaries prior to the merger.

2.	Summary of Significant Accounting Policies
The accounting policies followed by the Company are set forth in the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) filed with the SEC. Please refer to the notes to the financial statements included in the 2013 Form 10-K for additional details of the Company’s financial condition, results of operations and cash flows. No material item included in those notes has changed except as a result of normal transactions in the interim or as disclosed within this report.
These financial statements are a combined presentation of the condensed consolidated financial statements of the Company. All prior year balances presented are those of Gastar Exploration, Inc.
The unaudited interim condensed consolidated financial statements of the Company included herein are stated in U.S. dollars and were prepared from the records of the Company by management in accordance with U.S. GAAP applicable to interim financial statements and reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to provide a fair presentation of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the 2013 Form 10-K. The current interim period reported herein should be read in conjunction with the financial statements and accompanying notes, including Item 8. “Financial Statements and Supplementary Data, Note 2 – Summary of Significant Accounting Policies,” included in the 2013 Form 10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and natural gas reserve quantities and the related present value of estimated future net cash flows.
The unaudited condensed consolidated financial statements of the Company include the consolidated accounts of all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain reclassifications of prior year balances have been made to conform to the current year presentation; these reclassifications have no impact on net income (loss).
The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued and has disclosed certain subsequent events in these condensed consolidated financial statements, as appropriate.
Recent Accounting Developments
The following recently issued accounting pronouncement may impact the Company in future periods:

Income Taxes. In July 2013, the FASB issued an amendment to previously issued guidance regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amendment requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This amendment does not require new recurring disclosures. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not impact the Company's operating results, financial position or cash flows.

3.	Property, Plant and Equipment
The amount capitalized as oil and natural gas properties was incurred for the purchase and development of various properties in the U.S., specifically the states of West Virginia, Pennsylvania, Oklahoma and Texas. The Company sold substantially all of its East Texas assets on October 2, 2013, with an effective date of January 1, 2013.
The following table summarizes the components of unproved properties excluded from amortization for the periods indicated:

	March 31, 2014	December 31, 2013
	(in thousands)
Unproved properties, excluded from amortization:
Drilling in progress costs	$2,551	$4,774
Acreage acquisition costs	90,638	86,097
Capitalized interest	6,162	5,349
Total unproved properties excluded from amortization	$99,351	$96,220

For the three months ended March 31, 2014, management's evaluation of unproved properties resulted in an impairment. Due to continued lower natural gas prices for dry gas and no current plans to drill or extend leases in Marcellus East, the Company reclassified $194,000 of unproved properties to proved properties for the three months ended March 31, 2014 related to acreage in Marcellus East. For the three months ended March 31, 2013, management's evaluation of unproved properties resulted in an impairment of $896,000 related to acreage in Marcellus East.
The full cost method of accounting for oil and natural gas properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full cost ceiling calculation. The ceiling is the present value of estimated future cash flow from proved oil, condensate, natural gas and NGLs reserves reduced by future operating expenses, development expenditures, abandonment costs (net of salvage) to the extent not included in oil and natural gas properties pursuant to authoritative guidance and estimated future income taxes thereon. To the extent that our capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and natural gas properties is not reversible at a later date even if oil and natural gas prices increase. The ceiling calculation dictates that the trailing 12-month unweighted arithmetic average of the first-day-of-the-month prices and costs in effect are held constant indefinitely. The 12-month unweighted arithmetic average of the first-day-of-the-month prices are adjusted for basis and quality differentials in determining the present value of the reserves. The table below sets forth relevant pricing assumptions utilized in the quarterly ceiling test computations for the respective periods noted before adjustment for basis and quality differentials:

	2014
	Total Impairment	March 31
Henry Hub natural gas price (per MMBtu)(1)		$3.99
West Texas Intermediate oil price (per Bbl)(1)		$94.92
Impairment recorded (pre-tax) (in thousands)	$—	$—

	2013
	Total Impairment	March 31
Henry Hub natural gas price (per MMBtu)(1)		$2.95
West Texas Intermediate oil price (per Bbl)(1)		$89.17
Impairment recorded (pre-tax) (in thousands)	$—	$—
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
Chesapeake Acquisition
On June 7, 2013, Gastar USA acquired from Chesapeake Exploration, L.L.C. and Larchmont Resources, L.L.C. (together, the “Chesapeake Parties”) approximately 157,000 net acres of Oklahoma oil and gas leasehold interests, including production from interests in 206 producing wells located in Oklahoma (the “Chesapeake Assets”) for a final adjusted purchase price of $69.4 million, reflecting adjustment for an acquisition effective date of October 1, 2012 (the “Chesapeake Acquisition”). The Company accounted for the Chesapeake Acquisition as a business combination and therefore, recorded the assets acquired at their estimated acquisition date fair values. The Company incurred $2.1 million of transaction and integration costs associated with the acquisition and expensed these costs as general and administrative expenses. The Company utilized relevant market assumptions to determine fair value and allocate the purchase price, such as future commodity prices, projections of estimated natural gas and oil reserves, expectations for future development and operating costs, projections of future rates of production, expected recovery rates and market multiples for similar transactions. Many of the assumptions used were unobservable and as such, represented Level 3 inputs under the fair value hierarchy as described in Note 5, “Fair Value Measurements.” The Company's assessment of the fair value of the Chesapeake Assets resulted in a fair market valuation of $113.1 million. With the completion of the asset valuation during the fourth quarter of 2013, the Company recorded deferred tax attributes associated with the transaction of $16.0 million. As a result of incorporating the final valuation information into the purchase price allocation, a net bargain purchase gain of $27.7 million was recognized in 2013.
Hunton Joint Venture and AMI Election
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
Hunton Divestiture
On August 6, 2013, Gastar USA sold approximately 76,000 net acres of oil and gas leasehold interests in Kingfisher and Canadian Counties, Oklahoma to Newfield Exploration Mid-Continent Inc. (“Newfield”) and Gastar USA acquired approximately 1,850 net acres of Oklahoma oil and gas leasehold interests from Newfield for a net cash purchase price of approximately $57.0 million, adjusted for an effective date of May 1, 2013. The Company did not record a gain or loss related to the divestiture as it was not significant to the full cost pool.
WEHLU Acquisition
On November 15, 2013, Gastar USA acquired a 98.3% working interest (80.5% net revenue interest) in 24,000 net acres of the West Edmond Hunton Lime Unit (“WEHLU”) located in Kingfisher, Logan and Oklahoma Counties, Oklahoma from Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P. (the “Lime Rock Parties”) for an adjusted cash purchase price of $177.8 million, reflecting customary adjustments and adjustment for an acquisition effective date of August 1, 2013 (the “WEHLU Acquisition”). The Company accounted for the WEHLU Acquisition as a business combination and therefore, recorded the assets acquired at their estimated acquisition date fair values. The Company incurred $286,000 of transaction and integration costs associated with the acquisition and expensed these costs as incurred as general and administrative expenses. The Company utilized relevant market assumptions to determine fair value and allocate the purchase price, such as future commodity prices, projections of estimated natural gas and oil reserves, expectations for future development and operating costs, projections of future rates of production, expected recovery rates and market multiples for similar transactions. Many of the assumptions used were unobservable and as such, represent Level 3 inputs under the fair value hierarchy as described in Note 5, “Fair Value Measurements.” The Company's preliminary assessment of the fair value of the WEHLU Assets resulted in a fair market valuation of $176.8 million. As the fair market valuation varied less than 1% from the purchase price allocation recorded, no adjustment was made to the purchase price allocation.
Chesapeake and WEHLU Acquisitions Pro Forma Operating Results
The following unaudited pro forma results for the three months ended March 31, 2013 show the effect on the Company's consolidated results of operations as if the Chesapeake and WEHLU Acquisitions had occurred at the beginning of the respective period presented. Pro forma results are not presented for the period ended March 31, 2014, as the results of operations for the acquisitions are included in the Company's results of operations for the three months ended March 31, 2014. The pro forma results for the period ended March 31, 2013 are the result of combining the statement of operations of the Company with the statements of revenues and direct operating expenses for the properties acquired from the Chesapeake and Lime Rock Parties adjusted for (1) the financing directly attributable to the acquisitions, (2) assumption of ARO liabilities and accretion expense for the properties acquired and (3) additional depreciation, depletion and amortization expense as a result of the Company's increased ownership in the acquired properties. The statements of revenues and direct operating expenses for the Chesapeake and WEHLU assets exclude all other historical expenses of the Chesapeake and Lime Rock Parties. As a result, certain estimates and judgments were made in preparing the pro forma adjustments.

For the Three Months Ended March 31, 2013
(in thousands, except per share data)
(Unaudited)

Revenues	$24,623
Net Loss	$(7,699)
Loss per share:
Basic	$(0.13)
Diluted	$(0.13)
The pro forma information above includes numerous assumptions, is presented for illustrative purposes only, and may not be indicative of the future results or results of operations that would have actually occurred had the Chesapeake and WEHLU Acquisitions occurred as presented. Further, the above pro forma amounts do not consider any potential synergies or integration costs that may result from the transaction. In addition, future results may vary significantly from the results reflected in such pro forma information.
Hilltop Area, East Texas Sale
On October 2, 2013, Gastar Exploration Texas, LP (“Gastar Texas”) and Gastar USA sold to Cubic Energy, Inc. (“Cubic Energy”) approximately 31,800 gross (16,300 net) acres of leasehold interests in the Hilltop area of East Texas in Leon and Robertson Counties, Texas, including production from interests in producing wells, for net proceeds of approximately $42.9 million, reflecting adjustment for an effective date of January 1, 2013 and other customary adjustments. The Company did not record a gain or loss related to the divestiture as it was not significant to the full cost pool.
Atinum Joint Venture
In September 2010, Gastar USA entered into a joint venture (the “Atinum Joint Venture”) pursuant to which Gastar USA ultimately assigned to an affiliate of Atinum Partners Co., Ltd. (“Atinum”), for total consideration of $70.0 million, a 50% working interest in certain undeveloped acreage and wells (the “Atinum Joint Venture Assets”). Effective June 30, 2011, an AMI was established for additional acreage acquisitions in Ohio, New York, Pennsylvania and West Virginia, excluding the counties of Pendleton, Pocahontas, Preston, Randolph and Tucker, West Virginia. Within this AMI, Gastar USA acts as operator and is obligated to offer any future lease acquisitions within the AMI to Atinum on a 50/50 basis, and Atinum will pay Gastar

USA on an annual basis an amount equal to 10% of lease bonuses and third party leasing costs up to $20.0 million and 5% of such costs on activities above $20.0 million.
The Atinum Joint Venture pursued an initial three-year development program that called for the partners to drill a minimum of 60 operated horizontal wells by year-end 2013. Due to natural gas price declines, Atinum and Gastar USA agreed to reduce the minimum wells to be drilled requirements by nine wells to 51 wells from 60 wells. At March 31, 2014, 57 gross operated horizontal wells were capable of production under the Atinum Joint Venture.

4.	Long-Term Debt
Second Amended and Restated Revolving Credit Facility
On June 7, 2013, Gastar USA entered into the Second Amended and Restated Credit Agreement, dated as of June 7, 2013, among Gastar USA, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Lender and the lenders named therein (the “Revolving Credit Facility”). The Revolving Credit Facility provided an initial borrowing base of $50.0 million, with borrowings bearing interest, at Gastar USA's election, at the reference rate or the Eurodollar rate plus an applicable margin. The reference rate is the greater of (i) the rate of interest publicly announced by the administrative agent or (ii) the federal funds rate plus 50 basis points. The applicable interest rate margin varies from 1.0% to 2.0% in the case of borrowings based on the reference rate and from 2.0% to 3.0% in the case of borrowings based on the Eurodollar rate, depending on the utilization percentage in relation to the borrowing base. An annual commitment fee of 0.5% is payable quarterly on the unutilized balance of the borrowing base. The Revolving Credit Facility has a scheduled maturity of November 14, 2017.
The Revolving Credit Facility is guaranteed by all of Gastar USA's current domestic subsidiaries and all future domestic subsidiaries formed during the term of the Revolving Credit Facility, in each case with the exception of those subsidiaries the Company has chosen to exclude that are deemed immaterial. Borrowings and related guarantees are secured by a first priority lien on all domestic oil and natural gas properties currently owned by or later acquired by Gastar USA and its subsidiaries, excluding de minimus value properties as determined by the lender. The Revolving Credit Facility is secured by a first priority pledge of the stock of each domestic subsidiary, a first priority interest on all accounts receivable, notes receivable, inventory, contract rights, general intangibles and material property of the issuer and 65% of the stock of each foreign subsidiary of Gastar USA.
The Revolving Credit Facility contains various covenants, including among others:

•	Restrictions on liens, incurrence of other indebtedness without lenders' consent and common stock dividends and other restricted payments;

•	Maintenance of a minimum consolidated current ratio as of the end of each quarter of not less than 1.0 to 1.0, as adjusted;

•	Maintenance of a maximum ratio of net indebtedness to EBITDA of not greater than 4.0 to 1.0; and

•	Maintenance of an interest coverage ratio on a rolling four quarters basis, as adjusted, of EBITDA to interest expense, as of the end of each quarter, to be less than 2.5 to 1.0.
All outstanding amounts owed become due and payable upon the occurrence of certain usual and customary events of default, including among others:

•	Failure to make payments;

•	Non-performance of covenants and obligations continuing beyond any applicable grace period; and

•	The occurrence of a change in control of Gastar USA, as defined in the New Revolving Credit Facility.
On July 31, 2013, Gastar USA, together with the parties thereto, entered into the Waiver, Agreement and Amendment No. 1 to Second Amended and Restated Credit Agreement (the “First Amendment”). The First Amendment amended the New Revolving Credit Facility to clarify the current ratio covenant calculation.
On October 18, 2013, Gastar USA, together with the parties thereto, entered into the Agreement and Amendment No. 2 (“Amendment No. 2”) to Second Amended and Restated Credit Agreement, dated as of June 7, 2013. Amendment No. 2 amended the Revolving Credit Facility to, among other things, (i) increase the aggregate principal amount of 8 5/8% Senior Secured Notes due 2018 permitted to be issued from $200.0 million to $325.0 million, (ii) allow for the issuance by Gastar USA of Series B Preferred Stock and (iii) increase the aggregate amount of cash dividends permitted to be paid to preferred stockholders from $12.5 million to $20.0 million.

On December 9, 2013, the borrowing base under the Revolving Credit Facility was increased by the lending participants to $100.0 million.
On March 12, 2014, Gastar USA, together with the parties thereto, entered into the Agreement, Waiver and Amendment No. 3 (“Amendment No. 3”) to Second Amended and Restated Credit Agreement, dated as of June 7, 2013. Amendment No. 3 amended the Revolving Credit Facility to, among other things, (i) permit the Company to exclude current and future subsidiaries that are deemed to be immaterial from becoming guarantors of the Revolving Credit Facility, provided such non-guarantor subsidiaries comply with certain restrictions, (ii) exclude the non-guarantor subsidiaries from the provisions of the negative covenants of the Revolving Credit Facility with respect to mergers and acquisitions, restricted payments and investments and (iii) exclude the non-guarantor subsidiaries from being included in the calculation of the borrowing base under the Revolving Credit Facility.
On March 26, 2014, the borrowing base under the Revolving Credit Facility was increased by the lending participants to $120.0 million.
Borrowing base redeterminations are scheduled semi-annually in May and November of each calendar year. Gastar USA and its lenders may request one additional unscheduled redetermination during any six-month period between scheduled redeterminations. At March 31, 2014, the Revolving Credit Facility had a borrowing base of $120.0 million, with $0 borrowings outstanding and availability of $120.0 million. The next regularly scheduled redetermination is set for November 2014. Future increases in the borrowing base in excess of the original $50.0 million are limited to 17.5% of the increase in adjusted consolidated net tangible assets as defined in the Notes agreement (as discussed below in “Senior Secured Notes”).
At March 31, 2014, Gastar USA was in compliance with all financial covenants under the Revolving Credit Facility.
Amended and Restated Revolving Credit Facility
For the period October 28, 2009 through June 6, 2013, Gastar USA, together with the other parties thereto, was subject to an amended and restated credit facility (the “Prior Amended Revolving Credit Facility”). The Prior Amended Revolving Credit Facility provided for various borrowing base amounts based on an initial borrowing base of $47.5 million and a final borrowing base of $160.0 million effective March 31, 2013. Borrowings bore interest, at Gastar USA’s election, at the prime rate or LIBO rate plus an applicable margin. The applicable interest rate margin varied from 1.0% to 2.0% in the case of borrowings based on the prime rate and from 2.5% to 3.5% in the case of borrowings based on LIBO rate, depending on the utilization percentage in relation to the borrowing base. An annual commitment fee of 0.5% was payable quarterly based on the unutilized balance of the borrowing base. The Prior Amended Revolving Credit Facility had a final scheduled maturity date of September 30, 2015. The Prior Amended Revolving Credit Facility was amended and restated on June 7, 2013.
Senior Secured Notes
On May 15, 2013, Gastar USA issued $200.0 million aggregate principal amount of its 8 5/8% Senior Secured Notes due May 15, 2018 under an indenture (the “Indenture”) by and among Gastar USA, the Guarantors named therein (the “Guarantors”), Wells Fargo Bank, National Association, as Trustee (in such capacity, the “Trustee”) and Collateral Agent (in such capacity, the “Collateral Agent”). On November 15, 2013, Gastar USA issued an additional $125.0 million aggregate principal amount of additional notes under the Indenture. The 8 5/8% Senior Secured Notes due 2018 are collectively referred to as the “Notes.” The Notes bear interest at a rate of 8.625% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2013. The Notes will mature on May 15, 2018. The Company received net proceeds of approximately $312.3 million, net of debt issuance costs and any original issue discounts.
In the event of a change of control, as defined in the Indenture, each holder of the Notes will have the right to require Gastar USA to repurchase all or any part of their notes at an offer price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.
The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of Gastar USA's material subsidiaries and certain future domestic subsidiaries (the “Guarantees”). The Notes and Guarantees will rank senior in right of payment to all of Gastar USA's and the Guarantors' future subordinated indebtedness and equal in right of payment to all of Gastar USA's and the Guarantors' existing and future senior indebtedness. The Notes and Guarantees also will be effectively senior to Gastar USA's unsecured indebtedness and effectively subordinated to Gastar USA's and Guarantors' under the Revolving Credit Facility, any other indebtedness secured by a first-priority lien on the same collateral and any other indebtedness secured by assets other than the collateral, in each case to the extent of the value of the assets securing such obligation.
The Indenture contains covenants that, among other things, limit Gastar USA's ability and the ability of its subsidiaries to:

•	Transfer or sell assets or use asset sale proceeds;

•	Pay dividends or make distributions, redeem subordinated debt or make other restricted payments;

•	Make certain investments; incur or guarantee additional debt or issue preferred equity securities;

•	Create or incur certain liens on Gastar USA's assets;

•	Incur dividend or other payment restrictions affecting future restricted subsidiaries;

•	Merge, consolidate or transfer all or substantially all of Gastar USA's assets;

•	Enter into certain transactions with affiliates; and

•	Enter into certain sale and leaseback transactions.
These and other covenants that are contained in the Indenture are subject to important limitations and qualifications that are described in the Indenture.
On May 15, 2013 and November 15, 2013 , in connection with each issuance and sale of the Notes, Gastar USA and each of the Guarantors entered into a Registration Rights Agreement (together, the “Registration Rights Agreement”) with Imperial Capital, LLC, as representative of the initial purchasers. Under the Registration Rights Agreement, Gastar USA agreed, subject to certain exceptions, to (i) file a registration statement with the SEC with respect to an exchange of the Notes for new notes having terms substantially identical in all material respects to the Notes (except that the exchange notes will not contain terms relating to transfer restrictions), (ii) use its reasonable best efforts to cause the exchange offer registration statement to be declared effective under the Securities Act of 1933, as amended, within 360 days after the issue date of the Notes, (iii) as soon as practicable after the effectiveness of the exchange offer registration statement, offer the exchange notes in exchange for the Notes, and (iv) keep the registered exchange offer open for not less than 30 days (or longer if required by applicable law) after the date of the registered exchange offer is mailed to the holders of the Notes. Gastar USA and the Guarantors also agreed to file a shelf registration statement for the resale of the Notes if an exchange offer cannot be effected within the time period specified above and in other circumstances. On April 21, 2014, pursuant to the Registration Rights Agreement, the Company commenced an offer to exchange any and all outstanding unregistered 8 5/8% Senior Secured Notes due 2018 for new 8 5/8% Senior Secured Notes due 2018 that have been registered under the Securities Act.
On December 23, 2013, Parent entered into the Parent Guarantee Agreement (the “Notes Guarantee”). Pursuant to the Notes Guarantee, Parent jointly and severally, unconditionally guaranteed all notes issued under the indenture governing the Notes.
At March 31, 2014, the Notes reflected a balance of $313.6 million, net of unamortized discounts of $11.4 million, on the condensed consolidated balance sheets.

5.	Fair Value Measurements
The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations, unproved properties and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements. The Company assesses its unproved properties for impairment whenever events or circumstances indicate the carrying value of those properties may not be recoverable. The fair value of the unproved properties is measured using an income approach based upon internal estimates of future production levels, current and future prices, drilling and operating costs, discount rates, current drilling plans and favorable and unfavorable drilling activity on the properties being evaluated and/or adjacent properties or estimated market data based on area transactions, which are Level 3 inputs. For the three months ended March 31, 2014, management's evaluation of unproved properties resulted in an impairment. Due to continued lower natural gas prices for dry gas and no current plans to drill or extend leases in Marcellus East, the Company reclassified $194,000 of unproved properties to proved properties as of March 31, 2014 related to acreage in Marcellus East. For the three months ended March 31, 2013, management's evaluation of unproved properties resulted in an impairment of $896,000 related to Marcellus East. As no other fair value measurements are required to be recognized on a non-recurring basis at March 31, 2014, no additional disclosures are provided at March 31, 2014.
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
Transfers between levels are recognized at the end of the reporting period. There were no transfers between levels during the 2014 and 2013 periods.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	Fair value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$26,913	$—	$—	$26,913
Commodity derivative contracts	—	—	6,662	6,662
Liabilities:
Commodity derivative contracts	—	—	(6,042)	(6,042)
Total	$26,913	$—	$620	$27,533

	Fair value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$32,393	$—	$—	$32,393
Commodity derivative contracts	—	—	7,545	7,545
Liabilities:
Commodity derivative contracts	—	—	(3,781)	(3,781)
Total	$32,393	$—	$3,764	$36,157

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2014 and 2013. Level 3 instruments presented in the table consist of net derivatives that, in management’s opinion, reflect the assumptions a marketplace participant would have used at March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Balance at beginning of period	$3,764	$6,465
Total losses included in earnings	(6,514)	(4,002)
Purchases	71	—
Issuances	—	—
Settlements (1)	3,299	(5,608)
Transfers in and (out) of Level 3	—	—
Balance at end of period	$620	$(3,145)
The amount of total losses for the period included in earnings attributable to the change in mark to market of commodity derivatives contracts still held at March 31, 2014 and 2013	$(3,155)	$(9,637)
 _________________________________

(1)	Included in loss (gain) on commodity derivatives contracts on the condensed consolidated statement of operations.
At March 31, 2014, the estimated fair value of accounts receivable, prepaid expenses, accounts and revenue payables and accrued liabilities approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s long-term debt at March 31, 2014 was $334.8 million based on quoted market prices of the senior secured notes (Level 1).
The Company has consistently applied the valuation techniques discussed above in all periods presented.
The fair value guidance, as amended, establishes that every derivative instrument is to be recorded on the balance sheet as either an asset or liability measured at fair value. See Note 6, “Derivative Instruments and Hedging Activity.”

6.	Derivative Instruments and Hedging Activity
The Company maintains a commodity price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices. The Company uses costless collars, index, basis and fixed price swaps and put and call options to hedge oil, condensate, natural gas and NGLs price risk.
All derivative contracts are carried at their fair value on the balance sheet and all changes in value are recorded in the condensed consolidated statement of operations in loss (gain) on commodity derivatives contracts. For the three months ended March 31, 2014 and 2013, the Company reported losses of $6.5 million and $4.0 million, respectively, in the condensed consolidated statement of operations related to the change in the fair value of its commodity derivative contracts.
As of March 31, 2014, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Call (Long)	Ceiling (Short)
		(in MMBtus)
2014	Fixed price swap	10,222	2,809,000	$4.06	$—	$—	$—	$—
2014	Fixed price swap	2,000	550,000	3.72	—	—	—	—
2014	Fixed price swap	2,000	550,000	3.98	—	—	—	—
2014	Fixed price swap	2,000	550,000	4.07	—	—	—	—
2014	Fixed price swap	2,655	730,700	4.32	—	—	—	—
2014	Short calls	2,500	687,500	—	—	—	—	4.59
2014	Costless collar	3,000	825,000	—	4.00	—	—	4.36
2014	Costless collar	5,000	1,375,000	—	4.00	—	—	4.55
2014	Costless collar	2,500	687,500	—	4.00	—	—	4.71
2014	Put spread	2,000	555,000	—	4.00	3.72	—	—
2015(1)	Fixed price swap	10,000	900,000	4.46	—	—	—	—
2015	Fixed price swap	400	146,000	4.00	—	—	—	—
2015	Fixed price swap	2,500	912,500	4.06	—	—	—	—
2015	Protective spread	2,600	949,000	4.00	—	3.25	—	—
2015(1)	Producer three-way collar	3,750	337,500	—	4.60	3.50	—	5.34
2015	Producer three-way collar	2,000	760,000	—	4.00	3.25	—	4.58
2016	Protective spread	2,000	732,000	4.11	—	3.25	—	—
2016	Producer three-way collar	2,000	732,000	—	4.00	3.25	—	4.58
 _______________________________

(1)	For the period January to March 2015.

As of March 31, 2014, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume (1)	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in Bbls)
2014 (2)	Fixed price swap	300	27,300	$98.05	$—	$—	$—
2014 (2)	Fixed price swap	550	50,050	95.15	—	—	—
2014 (2)	Fixed price swap	900	81,900	93.21		—	—
2014 (3)	Fixed price swap	750	138,000	90.35	—	—	—
2014 (3)	Fixed price swap	200	36,800	93.00	—	—	—
2014 (3)	Fixed price swap	350	64,400	91.55	—	—	—
2014	Fixed price swap	500	137,500	91.10	—	—	—
2014	Fixed price swap	250	68,750	90.77	—	—	—
2014	Costless collar	200	55,000	—	98.00	—	98.00
2014 (4)	Put spread	200	24,400	—	93.00	73.00	—
2015	Costless three-way collar	400	146,000	—	85.00	70.00	96.50
2015	Costless three-way collar	345	126,100	—	85.00	65.00	97.80
2015 (5)	Costless three-way collar	150	27,150	—	85.00	65.00	96.25
2015 (6)	Costless three-way collar	50	9,200	—	85.00	65.00	96.25
2015 (5)	Put spread	700	126,700	—	90.00	70.00	—
2015	Put spread	250	91,250	—	89.00	69.00	—
2015 (6)	Put spread	600	110,400	—	87.00	67.00	—
2016	Costless three-way collar	275	100,600	—	85.00	65.00	95.10
2016	Costless three-way collar	330	120,780	—	80.00	65.00	97.35
2016	Put spread	550	201,300	—	85.00	65.00	—
2016	Put spread	300	109,800	—	85.50	65.50	—
2017	Costless three-way collar	280	102,200	—	80.00	65.00	97.25
2017	Costless three-way collar	242	88,150	—	80.00	60.00	98.70
2017	Put spread	500	182,500	—	82.00	62.00	—
2018 (7)	Put spread	425	103,275	—	80.00	60.00	—
 _______________________________

(1)	Crude volumes hedged include oil, condensate and certain components of our NGLs production.

(2)	For the period April to June 2014.

(3)	For the period July to December 2014.

(4)	For the period September to December 2014.

(5)	For the period January to June 2015.

(6)	For the period July to December 2015.

(7)	For the period January to August 2018.

As of March 31, 2014, the following NGLs derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price
		(in Bbls)
2014	Fixed price swap	250	68,750	$46.10
2014	Fixed price swap	250	68,750	48.11

As of March 31, 2014, all of the Company’s economic derivative hedge positions were with a multinational energy company or large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contains credit-risk related contingent features.
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

	March 31, 2014	December 31, 2013

Current commodity derivative premium put payable	$728	$145
Long-term commodity derivative premium payable	6,417	7,000
Total unamortized put premium liabilities	$7,145	$7,145
The following table provides information regarding the amortization of the deferred put premium liabilities by year as of March 31, 2014:

Amortization
(in thousands)
September to December 2014	$145
January to December 2015	2,298
January to December 2016	2,408
January to December 2017	1,460
January to August 2018	834
Total unamortized put premium liabilities	$7,145

Additional Disclosures about Derivative Instruments and Hedging Activities
The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated statement of financial position and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	March 31, 2014	December 31, 2013
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Current assets	$266	$—
Commodity derivative contracts	Other assets	6,396	7,545
Commodity derivative contracts	Current liabilities	(5,876)	(3,403)
Commodity derivative contracts	Long-term liabilities	(166)	(378)
Total derivatives not designated as hedging instruments		$620	$3,764

	Amount of Gain (Loss) Recognized in Income on Derivatives
		Amount of Gain (Loss) Recognized in Income on Derivatives For the Three Months Ended March 31,
	Location of Gain (Loss) Recognized in Income on Derivatives	2014	2013
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Loss on commodity derivatives contracts	$(6,514)	$(4,002)
Total		$(6,514)	$(4,002)

7.	Capital Stock
Common Stock
On November 14, 2013, Parent changed its jurisdiction of incorporation to the State of Delaware and entered into new articles of incorporation pursuant to which 275,000,000 shares of Parent's common stock, $0.001 par value per share, were authorized for issuance. Prior to November 14, 2013, Parent’s articles of incorporation allowed Parent to issue an unlimited number of common shares without par value.
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
Prior to its conversion, as described below, Gastar USA’s articles of incorporation allowed Gastar USA to issue 1,000 shares of common stock, without par value. There were 750 shares issued and outstanding at December 31, 2013, all of which were held by Parent.
On May 24, 2011, Gastar USA converted from a Michigan corporation to a Delaware corporation (the “Conversion”). Following the Conversion, Gastar USA’s new Delaware certificate of incorporation allows Gastar USA to issue 1,000 shares of common stock, without par value. In connection with the Conversion, the Parent’s 750 shares of common stock in the Michigan corporation were converted to 750 shares of common stock in the new Gastar USA Delaware corporation.
On October 25, 2013, Gastar USA filed an Amended and Restated Certificate of Incorporation (the “A&R Certificate”) with the Secretary of State of the State of Delaware. Under the A&R Certificate, the capital stock authorized for issuance was increased from 1,000 shares of common stock, without par value, to 275,000,000 shares of common stock, par value $0.001 per share.
Other Share Issuances
The following table provides information regarding the issuances and forfeitures of common stock pursuant to the Company's 2006 Long-Term Stock Incentive Plan (the “2006 Plan”) for the periods indicated:

For the Three Months Ended March 31, 2014
Other share issuances:
Restricted common shares granted	533,840
Restricted common shares vested	1,191,296
Common shares surrendered upon vesting (1)	399,356
Common shares issued upon vesting of PBUs, net of shares surrendered for taxes	472,189
 __________________

(1)	Represents common shares forfeited in connection with the payment of estimated withholding taxes on restricted common shares that vested during the period.

There were 1,368,487 shares available for issuance under the 2006 Plan at March 31, 2014.
Shares Reserved
At March 31, 2014, the Company had 874,100 common shares reserved for the exercise of stock options.
Shares Owned by Chesapeake Energy Corporation
On March 28, 2013, the Company entered into a Settlement Agreement, dated March 28, 2013, between Chesapeake Exploration, L.L.C. and Chesapeake Energy Corporation (collectively, “Chesapeake”) and the Company, Gastar Exploration Texas, LP and Gastar Exploration Texas, LLC (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company settled and resolved all claims of Chesapeake and its subsidiaries against the Company and its subsidiaries made in a previously disclosed lawsuit filed in the U.S. District Court for the Southern District of Texas. In order to effect a mutual full and unconditional release and settlement of all claims made in the lawsuit filed by Chesapeake, the Company paid Chesapeake approximately $10.8 million in cash, approximately $9.8 million of which was paid for the repurchase of 6,781,768 outstanding common shares of Parent held by Chesapeake Energy Corporation upon the closing of the stock repurchase and settlement on June 7, 2013.
Preferred Stock
Prior to the Conversion, Gastar USA’s articles of incorporation did not authorize issuance of preferred stock.
Following the Conversion, Gastar USA’s new Delaware certificate of incorporation allows Gastar USA to issue 10,000,000 shares of preferred stock, with $0.01 par value (the “Preferred Stock”). The Preferred Stock was permitted to be issued from time to time in one or more series. Gastar USA’s Board of Directors (the “Gastar USA Board”) was authorized to fix the number of shares of any series of Preferred Stock and to determine the designation of any such series. The Gastar USA Board was also authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock and, within the limits and restrictions stated in any resolution or resolutions of the Gastar USA Board originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any such series outstanding) the number of shares of any series subsequent to the issues shares of that series). Pursuant to the A&R Certificate, the number of shares of Preferred Stock authorized for issuance was increased to 40,000,000 shares.
Series A Preferred Stock
For the three months ended March 31, 2014, Gastar USA sold 37,126 shares of its 8.625% Series A Preferred Stock, par value $0.01 per share and liquidation preference $25.00 per share (the “Series A Preferred Stock”) under its at the market preferred share purchase agreement (the “ATM Agreement”) for net proceeds of $865,000. At March 31, 2014, there were 3,995,286 total shares of Series A Preferred Stock issued and outstanding. Subsequent to March 31, 2014, for the period April 1, 2014 to May 2, 2014, the Company sold an additional 42,547 shares of Series A Preferred Stock under the ATM Agreement for net proceeds of $1.0 million. As of May 2, 2014, the Company has an additional 7,167 shares available for issuance under the ATM Agreement.
The Series A Preferred Stock is subordinated to all of the Company’s existing and future debt and all future capital stock designated as senior to the Series A Preferred Stock.
The Series A Preferred Stock cannot be converted into common stock, but may be redeemed, at the Company’s option, on or after June 23, 2014 for $25.00 per share plus any accrued and unpaid dividends or in certain circumstances prior to such date as a result of a change in control. Following a change in control, the Company will have the option to redeem the Series A Preferred Stock, in whole but not in part, within 90 days after the date on which the change in control occurs, for cash at the following prices per share, plus accrued and unpaid dividends (whether or not declared), up to the redemption date:

Redemption Date	Redemption Price
Prior to June 23, 2014	$25.25
On or after June 23, 2014	$25.00

There is no mandatory redemption of the Series A Preferred Stock.
The Company pays cumulative dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference. For the three months ended March 31, 2014, the Company recognized dividend expense of $2.1 million for the Series A Preferred Stock.
Series B Preferred Stock
On October 29, 2013, the Company sold 2,000,000 shares of 10.75% Series B Cumulative Preferred Stock, par value $0.01 per share and liquidation preference $25.00 per share (the “Series B Preferred Stock”), in an underwritten public offering. On November 1, 2013, the underwriters partially exercised their option to purchase additional shares of Series B Preferred Stock and purchased an additional 140,000 shares of Series B Preferred Stock. The issuance of the 2,140,000 shares of Series B Preferred Stock closed on November 7, 2013. Net proceeds from the sale of the Series B Preferred Stock were approximately $50.1 million after deducting underwriting commissions and offering expenses.
The Series B Preferred Stock rank senior to the Company’s common stock and on parity with the Series A Preferred Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up. The Series B Preferred Stock are subordinated to all of the Company’s existing and future debt and all future capital stock designated as senior to the Series B Preferred Stock.

Except upon a change in ownership or control, the Series B Preferred Stock may not be redeemed before November 15, 2018, at or after which time it may be redeemed at the Company’s option for $25.00 per share in cash. Following a change in ownership or control, the Company will have the option to redeem the Series B Preferred Stock, in whole but not in part for $25.00 per share in cash, plus accrued and unpaid dividends (whether or not declared), up to, but not including the redemption date. If the Company does not exercise its option to redeem the Series B Preferred Stock upon a change of ownership or control, the holders of the Series B Preferred Stock have the option to convert the shares of Series B Preferred Stock into up to an aggregate of 11.5207 shares of the Company’s common stock per share of Series B Preferred Stock, subject to certain adjustments. If the Company exercises any of its redemption rights relating to shares of Series B Preferred Stock, the holders of Series B Preferred Stock will not have the conversion right described above with respect to the shares of Series B Preferred Stock called for redemption. Notwithstanding any of the foregoing, if a change of ownership or control occurs prior to the consummation of the Reorganization Transactions (as defined in the Certificate of Designation), (i) the holders of Series B Preferred Stock shall not have the conversion right described above and (ii) the dividend rate shall increase to 12.75%.
There is no mandatory redemption of the Series B Preferred Stock.
The Company pays cumulative dividends on the Series B Preferred Stock at a fixed rate of 10.75% per annum of the $25.00 per share liquidation preference. For the three months ended March 31, 2014, the Company recognized dividend expense of $1.4 million for the Series B Preferred Stock.

8.	Equity Compensation Plans

Share-Based Compensation Plan
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
Compensation expense associated with PBUs is based on the grant date fair value of a single PBU as determined using a Monte Carlo simulation model which utilizes a stochastic process to create a range of potential future outcomes given a variety of inputs. As the Compensation Committee intends to settle the PBUs with shares of Parent's common stock at each measurement date, the PBU awards are accounted for as equity awards and the expense is calculated on the grant date assuming a 100% target number of PBUs and amortized over the life of the PBU award.
The table below provides a summary of PBUs as of the date indicated:

	PBUs	Fair Value per Unit
Unvested PBUs at December 31, 2013	1,065,734	$1.56
Granted	280,171	7.34
Vested (1)	(355,247)	1.56
Forfeited	—	—
Unvested PBUs at March 31, 2014	990,658	$3.19
 _________________________________

(1)	The first tranche of the January 30, 2013 PBU grant vested on January 30, 2014 and settled at 200% based on the Company's share price appreciation compared to the peer group index.
For the three months ended March 31, 2014, the Company recognized $371,091 of compensation expense associated with the PBUs granted on January 30, 2013 and 2014.

9.	Interest Expense
The following table summarizes the components of interest expense for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Interest expense:
Cash and accrued	$7,134	$900
Amortization of deferred financing costs (1)	733	78
Capitalized interest	(976)	(369)
Total interest expense	$6,891	$609
 __________________

(1)	The three months ended March 31, 2014 includes $556,000 of debt discount accretion related to the Notes.

10.	Income Taxes
For the three months ended March 31, 2014 and 2013, respectively, the Company did not recognize a current income tax benefit or provision due to the Company being in a net operating loss position for both periods.

11.	Earnings per Share
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

	For the Three Months Ended March 31,
	2014	2013
	(in thousands, except per share and share data)
Net loss attributable to common stockholders	$(1,965)	$(4,586)

Weighted average common shares outstanding - basic	58,204,532	63,864,527
Incremental shares from unvested restricted shares	—	—
Incremental shares from outstanding PBUs	—	—
Weighted average common shares outstanding - diluted	58,204,532	63,864,527

Net income (loss) per share of common stock attributable to common stockholders:
Basic	$(0.03)	$(0.07)
Diluted	$(0.03)	$(0.07)
Common shares excluded from denominator as anti-dilutive:
Unvested restricted shares	119,496	2,631,552
Stock options	—	949,100
Unvested PBUs	—	1,192,889
Total	119,496	4,773,541

12.	Commitments and Contingencies
Litigation
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
Gastar Exploration Ltd vs. U.S. Specialty Ins. Co. and Axis Ins. Co. (Cause No.2010-11236) District Court of Harris County, Texas 190th Judicial District. On February 19, 2010, the Company filed a lawsuit claiming that the Company was due reimbursement of qualifying claims related to the settlement and associated legal defense costs under the Company's directors and officers liability insurance policies related to the ClassicStar Mare Lease Litigation settled on December 17, 2010 for $21.2 million. The combined coverage limits under the directors and officers liability coverage is $20.0 million. The District Court granted the underwriters' summary judgment request by a ruling dated January 4, 2012. The Company appealed the District Court ruling and on July 15, 2013, the Fourteenth Court of Appeals of Texas reversed the summary judgment ruling granted against the Company on the basis of the policies' prior-and-pending litigation endorsement and remanded the case for further proceedings in the District Court. The insurers are seeking discretionary review from the Texas Supreme Court, and their petition for review was filed on February 18, 2014. The Texas Supreme Court has requested that the Company file a response. The Court can either grant or deny the petition. If the Court denies review or affirms the Fourteenth Court of Appeals’ ruling, the case will be remanded to the District Court. The District Court proceedings will include, but not be limited to, a determination of whether the Company's claims are securities claims covered by the insuring agreements.
Eagle Natrium LLC, the Gastar Exploration USA, Inc., Cause No. GD-14-7208, In the Court of Common Pleas of Allegheny County, Pennsylvania. On April 22, 2014, Eagle Natrium LLC (“Eagle”), a wholly-owned subsidiary of Axiall Corporation, filed a complaint against Gastar in the Court of Common Pleas of Allegheny County, Pennsylvania seeking to enjoin Gastar's hydraulic fracturing and completion operations on three wells drilled from Gastar's Goudy pad in Marshall County, West Virginia, or conducting any activity that poses a substantial risk of harm to Eagle's brine operations. Gastar is the operator of an approximately 3,300 gross acre oil and gas lease in Marshall County, West Virginia adjacent to Eagle's facilities. Eagle operates a subsurface brine operation which it acquired from the lessor of Gastar's lease. Eagle has asserted its right to relief based on certain of the lessor's rights which were assigned to Eagle by the lessor solely as they relate to the brine and related facilities. The complaint alleges that the contemplated operations of Gastar, which include hydraulic fracturing, pose a danger to the subsurface brine operations of Eagle. Gastar has drilled and completed 15 gross horizontal wells on this lease without any apparent incident or interference with Eagle's facilities. All wells drilled to date on this lease, including the wells principally involved in the complaint, were previously approved pursuant to the terms of Gastar's lease. Proved undeveloped well locations on this lease accounted for 39.5 Bcfe, or 12%, of the Gastar's total company proved reserves at December 31, 2013. A hearing on a preliminary injunction is set for May 22, 2014. Management of Gastar believes the allegations to be without merit and intends to vigorously defend this matter.
The Company has been expensing legal costs on these proceedings as they are incurred.
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

13.	Statement of Cash Flows – Supplemental Information
The following is a summary of the supplemental cash paid and non-cash transactions for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash paid for interest, net of capitalized amounts	$(697)	$509

Non-cash transactions:
Capital expenditures excluded from accounts payable and accrued drilling costs	(299)	(4,167)
Capital expenditures excluded from accounts receivable	4,077	929
Capital expenditures excluded from prepaid expenses	—	24
Asset retirement obligation included in oil and natural gas properties	28	100
Asset retirement obligation sold	—	(362)
Application of advances to operators	9,490	4,835
Other	78	(192)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking information that is intended to be covered by the “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included or incorporated by reference in this report are forward-looking statements, including without limitation all statements regarding future plans, business objectives, strategies, expected future financial position or performance, expected future operational position or performance, budgets and projected costs, future competitive position or goals and/or projections of management for future operations. In some cases, you can identify a forward-looking statement by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target” or “continue,” the negative of such terms or variations thereon, or other comparable terminology.
The forward-looking statements contained in this report are largely based on our expectations and beliefs concerning future developments and their potential effect on us, which reflect certain estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions, operating trends, and other factors. Forward-looking statements may include statements that relate to, among other things, our:

•	financial position;

•	business strategy and budgets;

•	anticipated capital expenditures;

•	drilling of wells, including the anticipated scheduling and results of such operations;

•	oil, natural gas NGLs reserves;

•	timing and amount of future production of oil, condensate, natural gas and NGLs;

•	operating costs and other expenses;

•	cash flow and anticipated liquidity;

•	prospect development; and

•	property acquisitions and sales.
Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. As such, management’s assumptions about future events may prove to be inaccurate. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to:

•	our ability to successfully integrate acquired assets with ours and realize the anticipated benefits from such acquisitions;

•	the supply and demand for oil, condensate, natural gas and NGLs;

•	low and/or declining prices for oil, condensate, natural gas and NGLs;

•	price volatility of oil, condensate, natural gas and NGLs;

•	worldwide political and economic conditions and conditions in the energy market;

•	our ability to raise capital to fund capital expenditures or repay or refinance debt upon maturity;

•	the ability and willingness of our current or potential counterparties, third-party operators or vendors to enter into transactions with us and/or fulfill their obligation to us;

•	failure of our joint interest partners to fund any or all of their portion of any capital program;

•	the ability to find, acquire, market, develop and produce new oil and natural gas properties;

•	uncertainties about the estimated quantities of oil and natural gas reserves and in the projection of future rates of production and timing of development expenditures of proved reserves;

•	strength and financial resources of competitors;

•	availability and cost of material and equipment, such as drilling rigs and transportation pipelines;

•	availability and cost of processing and transportation;

•	changes or advances in technology;

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

For a more detailed description of the risks and uncertainties that we face and other factors that could affect our financial performance or cause our actual results to differ materially from our projected results please see (i) Part II, Item 1A. “Risk Factors” and elsewhere in this report, (ii) Part I, Item 1A. “Risk Factors” and elsewhere in our 2013 Form 10-K, (iii) our subsequent reports and registration statements filed from time to time with the SEC and (iv) other announcements we make from time to time.
You should not unduly rely on these forward-looking statements in this report, as they speak only as of the date of this report. Except as required by law, we undertake no obligation to publicly update, revise or release any revisions to these forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are an independent energy company engaged in the exploration, development and production of oil, condensate, natural gas and NGLs in the U.S. Our principal business activities include the identification, acquisition, and subsequent exploration and development of oil and natural gas properties with an emphasis on unconventional reserves, such as shale resource plays. We are currently pursuing development within the primarily oil-bearing reservoirs of the Hunton Limestone horizontal oil play in Oklahoma and will test other prospective formations, the Woodford Shale and the Meramec Shale (middle Mississippi Lime) on the same acreage. In the Marcellus Shale play in West Virginia, we are continuing the development of liquids-rich natural gas and preparing to test the dry gas Utica Shale play. We completed the sale of substantially all of our East Texas assets on October 2, 2013, with an effective date of January 1, 2013.
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
Our current operational activities are conducted in, and our consolidated revenues are generated from, markets exclusively in the U.S. As of March 31, 2014, our major assets consist of approximately 82,100 gross (60,100 net) acres in the Marcellus Shale in West Virginia and southwestern Pennsylvania and approximately 209,100 gross (128,500 net) acres in Oklahoma.
The following discussion addresses material changes in our results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 and material changes in our financial condition since December 31, 2013. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Part I, Item 1. “Financial Statements” of this report, as well as our 2013 Form 10-K, which includes important disclosures regarding our critical accounting policies as part of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Oil and Natural Gas Activities
The following provides an overview of our major oil and natural gas projects. While actively pursuing specific exploration and development activities in each of the following areas, there is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.
Mid-Continent Horizontal Oil Play. The Hunton Limestone is a limestone formation stretching over approximately 2.7 million acres mainly in Oklahoma, but also in the neighboring states of Texas, New Mexico and Arkansas. Hunton Limestone economics are attractive due to the high quality oil production and the associated production of high BTU content natural gas in the area. At March 31, 2014, we held leases covering approximately 209,100 gross (128,500 net) acres in Major, Garfield, Canadian, Kingfisher, Logan, Blaine and Oklahoma Counties, Oklahoma within the Hunton Limestone horizontal oil play.
Our leasing activities are continuing in the initial AMI prospect area and two additional adjacent prospect areas. For the first 12,500 gross acres acquired in the initial AMI prospect, we paid 62.5% of the lease acquisition costs for a 50% leasehold interest and 50% of the lease acquisition costs on additional acres in excess of 12,500 gross acres acquired for a 50% working interest. We will pay 54.25% of the lease acquisition costs in the two new prospect areas for a 50% working interest. In the initial prospect area, we pay 62.5% of the first four wells' gross drilling and completion costs and 56.25% of the next four wells' gross drilling and completion costs to earn a 50% working interest. For all additional wells beyond the first eight in the initial prospect area, we are responsible for paying only the drilling and completion costs associated with our 50% working interest (our approximate net revenue interest is 39.0%). In all subsequent prospect areas, we pay 54.25% of gross drilling and completion costs on all wells drilled in the additional prospect to earn a 50% working interest. Our AMI partner handles all drilling, completion and production activities, and we handle all leasing and permitting activities in the initial AMI. We expect to continue to build our acreage position in this region during 2014, both inside and outside of the AMI.
On June 7, 2013, we acquired approximately 157,000 net acres of Oklahoma oil and gas leasehold interests in Canadian and Kingfisher Counties, Oklahoma from the Chesapeake Parties, including production from interests in 206 producing wells, for an adjusted cash purchase price of approximately $69.4 million (reflecting adjustment for an acquisition effective date of October 1, 2012). Effective July 1, 2013, our working interest partner in our original AMI in Oklahoma exercised its rights to acquire approximately 12,800 net acres and certain proved properties that we acquired from the Chesapeake Parties for a total payment of $11.6 million (reflecting adjustment for an acquisition effective date of October 1, 2012). In addition, on August 6, 2013, we sold approximately 76,000 net acres in Kingfisher and Canadian Counties, Oklahoma to Newfield for an adjusted purchase price of approximately $57.0 million cash net of our purchase of approximately 1,850 net acres of Oklahoma oil and gas leasehold interests from Newfield for $1.5 million.
On November 15, 2013, we acquired a 98.3% working interest (80.5% net revenue interest) in 24,000 net acres of oil and natural gas leasehold interests in the West Edmond Hunton Lime Unit located in Kingfisher, Logan and Oklahoma Counties, Oklahoma, including production from interests in 56 gross (55.0 net) producing wells, for an adjusted cash purchase price of approximately $177.8 million (reflecting adjustment for an acquisition effective date of August 1, 2013).
As of March 31, 2014 and currently as of the date of this report, we had initial production and drilling operations at various stages on the following wells in our original AMI in the Hunton Limestone formation:

			Initial Production Rates(1)		Production Averages
Well Name	Current Working Interest	Approximate Lateral Length (in feet)	BOE/d	% Oil	Days Producing	BOE/d	% Oil	Date of First Production or Status	Approximate Gross Costs to Drill & Complete ($ millions)

Jett 1-12H(2)	47.4%	3,900	N/A	N/A	N/A	157	92%	Flowback commenced on February 1, 2014	$6.7
Jones 1-21H(3)	48.4%	4,200	445	63%	48	286	65%	Flowback commenced on March 2, 2014	$5.1
Liebhart 1-31H(2)	47.8%	4,400	N/A	N/A	N/A	91	76%	Flowback commenced on March 18, 2014	$5.7
Coronado 1-3H(2)	30.2%	4,300	N/A	N/A	N/A	171	76%	Flowback commenced on March 18, 2014	$5.5
Gamebird 1-7H(3)	49.3%	4,400	524	86%	28	445	87%	Flowback commenced on April 3, 2014	$5.3
Sieber 1-31H	23.6%	4,400	N/A	N/A	N/A	N/A	N/A	Flowback commenced on April 13, 2014	$5.1
Kodiak 1-29H	34.4%	4,300	N/A	N/A	N/A	N/A	N/A	Flowback commenced on May 4, 2014	$5.1
Anna Lee 1-30H	50.0%	4,400	N/A	N/A	N/A	N/A	N/A	Awaiting completion	N/A
Hobbs Ranch 1-19H	29.5%	4,400	N/A	N/A	N/A	N/A	N/A	Drilling	N/A
 _________________________________

(1)	Represents highest daily gross BOE rate.

(2)	Reflects most recent five-day production average as well production is continuing to increase.

(3)	Represents average for actual producing days through April 30, 2014.

In addition to the wells above, we also participate on a non-operated basis in wells outside of the AMI operated by our AMI partner. As of March 31, 2014 and currently as of the date of this report, we had initial production and drilling operations at various stages on the following non-operated wells outside the original AMI in the Hunton Limestone formation:

			Initial Production Rates(1)		Production Averages(2)
Well Name	Current Working Interest	Approximate Lateral Length (in feet)	BOE/d	% Oil	Days Producing	BOE/d	% Oil	Date of First Production or Status	Approximate Gross Costs to Drill & Complete ($ millions)

Rosemary 1-3H	16.0%	3,400	476	74%	64	329	65%	Flowback commenced on February 1, 2014	$5.1
Vaverka 1-20H	45.8%	4,400	N/A	N/A	N/A	N/A	N/A	Drilling	N/A
Grizzly 1-4H	8.8%	3,600	N/A	N/A	N/A	N/A	N/A	Drilling	N/A
_________________________________

(1)	Represents highest daily gross BOE rate.

(2)	Represents average for actual producing dates through April 30, 2014.

We continue to target our horizontal laterals in the lower Hunton Limestone formation and increase the number of fracs in the horizontal lateral as warranted by log analysis. We are continuing to monitor well flow back results on recently drilled and completed wells and remain encouraged by the high volumes of completion fluids being recovered and the oil produced as a percentage of total fluids.
As of March 31, 2014 and currently as of the date of this report, we had production and drilling operations at various stages on the following operated wells on our acquired acreage in the lower Hunton Limestone formation:

			Initial Production Rates(1)		Production Averages(2)
Well Name	Current Working Interest	Approximate Lateral Length (in feet)	BOE/d	% Oil	Days Producing	BOE/d	% Oil	Date of First Production or Status	Approximate Gross Costs to Drill & Complete ($ millions)

Burton 16-1H	79.0%	4,100	121	69%	126	62	68%	Flowback commenced on December 7, 2013	$7.7
Townsend 6-1H	100.0%	3,700	303	50%	98	179	58%	Flowback commenced on January 10, 2014	$7.0
Taborek 22-1H	87.4%	3,000	236	40%	44	143	36%	Flowback commenced on March 6, 2014	$9.0
Easton 22-1H	98.3%	4,900	N/A	N/A	N/A	N/A	N/A	Drilling	N/A
_________________________________

(1)	Represents highest daily gross BOE rate to date.

(2)	Represents average for actual producing dates through April 30, 2014.

We have also participated in 3.0 gross (0.9 net) wells outside of our AMI acreage targeting the Hunton Limestone, the Woodford Shale and the Mississippi Lime formations. The non-operated Woodford Shale well is still awaiting completion. In addition, we recently assigned approximately 9,600 gross (4,200 net) acres within certain townships in Kingfisher County, on a “checkerboard” (every other section) basis, for approximately $800 per net acre. A portion of the acreage will be reassigned to us in the future if the acreage is not held by production by the purchaser's future drilling activities. The purchaser is required to drill two Woodford Shale well tests by July 31, 2015, the first to be spudded by September 1, 2014, or pay us certain additional amounts of cash for each well not drilled.

The following table provides production and operational information about the Mid-Continent for the periods indicated:

	For the Three Months Ended March 31,
Mid-Continent	2014	2013
Production:
Oil and condensate (MBbl)	136	11
Natural gas (MMcf)	659	14
NGLs (MBbl)	47	—
Total Production (MBoe)	293	14
Oil and condensate (MBbl/d)	1.5	0.1
Natural gas (MMcf/d)	7.3	0.2
NGLs (MBbl/d)	0.5	—
Total daily production (MBoe/d)	3.3	0.2
Average sales price per unit (1):
Oil and condensate (per Bbl)	$98.03	$91.36
Natural gas (per Mcf)	$5.67	$6.42
NGLs (per Bbl)	$44.33	$36.15
Average sales price per Boe (1)	$65.38	$83.05

Selected operating expenses (in thousands):
Production taxes	$616	$13
Lease operating expenses	$2,840	$44
Transportation, treating and gathering	$10	$—
Selected operating expenses per Boe:
Production taxes	$2.10	$0.96
Lease operating expenses	$9.69	$3.27
Transportation, treating and gathering	$0.03	$0.03
Production costs (2)	$9.73	$3.30
 _________________________________

(1)	Excludes the impact of hedging activities.

(2)	Production costs include lease operating expense, insurance, gathering and workover expense and excludes ad valorem and severance taxes.
Marcellus Shale and Other Appalachia. The Marcellus Shale is Devonian aged shale that underlies much of the Appalachian region of Pennsylvania, New York, Ohio, West Virginia and adjacent states. The depth of the Marcellus Shale and its low permeability make the Marcellus Shale an unconventional exploration target in the Appalachian Basin. Advancements in horizontal drilling and stimulation have produced promising results in the Marcellus Shale. These developments have resulted in increased leasing and drilling activity in the area. As of March 31, 2014, our acreage position in the play was approximately 82,100 gross (60,100 net) acres. We refer to the approximately 31,300 gross (13,400 net) acres reflecting our interest in our Marcellus Shale assets in West Virginia and Pennsylvania subject to the Atinum Joint Venture described below as our Marcellus West acreage. We refer to the approximately 50,800 gross (46,700 net) acres in Preston, Tucker, Pocahontas, Randolph and Pendleton Counties, West Virginia as our Marcellus East acreage. The entirety of our acreage is believed to be in the core, over-pressured area of the Marcellus play. We continue to opportunistically swap acreage with adjacent operators in order to optimize our acreage and maximize horizontal lateral lengths.
On September 21, 2010, we entered into the Atinum Joint Venture pursuant to which we ultimately assigned to Atinum, for $70.0 million in total consideration, a 50% working interest in certain undeveloped acreage and shallow producing wells (the “Atinum Joint Venture Assets”). Atinum has the right to participate in any future leasehold acquisitions made by us within Ohio, New York, Pennsylvania and West Virginia, excluding the counties of Pendleton, Pocahontas, Preston, Randolph and Tucker, West Virginia, on terms identical to those governing the existing Atinum Joint Venture. We are the operator and are obligated to offer any future lease acquisitions to Atinum on a 50/50 basis. Atinum will pay us on an annual basis an amount equal to 10% of lease bonuses and third party leasing costs, up to $20.0 million, and 5% of such costs on activities above $20.0 million.

The Atinum Joint Venture pursued an initial three-year development program that called for the partners to drill a minimum of 60 operated horizontal wells by year-end 2013. Due to natural gas price declines, Atinum and Gastar USA agreed to reduce the minimum wells to be drilled requirements by nine wells to 51 wells from 60 wells. At March 31, 2014, 57 gross operated horizontal wells were capable of production under the Atinum Joint Venture. All of our Marcellus Shale well operations to date were under the Atinum Joint Venture.
As of March 31, 2014 and currently as of the date of this report, we had drilling operations at various stages on the following wells in Marshall County, West Virginia:

Pad	Gross Well Count	Net Well Count	Working Interest	Estimated Net Revenue Interest	Average Lateral Length (in feet) (1)	Status	Estimated Production Date

Goudy(2)	3.0	1.5	50.0%	40.5%	6,100	Waiting on completion	Pending outcome of non-lessor surface owner dispute
Armstrong	9.0	4.5	50.0%	40.5%	5,000	Top holes completed; 2 wells waiting on completion	Third Quarter 2014
Hansen	5.0	2.5	50.0%	40.5%	4,600	Top holes in progress	Fourth Quarter 2014
	17.0	8.5
 _________________________________

(1)	Average well lateral length approximates the actual average well lateral length for wells that have been completed and the estimated average well lateral length for wells that have not been completed.

(2)	The Goudy pad is projected to ultimately have nine wells, four of which were placed on production in August 2013 and three of which are awaiting completion.

The following table provides production and operational information about the Marcellus Shale for the periods indicated:

	For the Three Months Ended March 31,
Marcellus Shale	2014	2013
Production:
Oil and condensate (MBbl)	67	63
Natural gas (MMcf)	2,413	1,709
NGLs (MBbl)	108	80
Total production (MBoe)	577	428
Oil and condensate (MBbl/d)	0.7	0.7
Natural gas (MMcf/d)	26.8	19.0
NGLs (MBbl/d)	1.2	0.9
Total daily production (MBoe/d)	6.4	4.8
Average sales price per unit (1):
Oil and condensate (per Bbl)	$51.41	$61.94
Natural gas (per Mcf)	$4.84	$2.85
NGLs (per Bbl)	$42.12	$29.80
Average sales price per Boe (1)	$34.10	$26.08
Selected operating expenses (in thousands):
Production taxes	$1,278	$609
Lease operating expenses	$1,204	$858
Transportation, treating and gathering	$615	$235
Selected operating expenses per Boe:
Production taxes	$2.21	$1.42
Lease operating expenses	$2.08	$2.01
Transportation, treating and gathering	$1.07	$0.55
Production costs (2)	$2.76	$2.33

_________________________________

(1)	Excludes the impact of hedging activities.

(2)	Production costs include lease operating expense, insurance, gathering and workover expense and excludes ad valorem and severance taxes.
On Saturday, April 5, 2014, our Marshall County, West Virginia production was shut-in due to a rupture of a pipeline operated by Williams. Production operations resumed on April 9, 2014 at reduced rates following the 4.5 day shut-in and subsequently, on April 15, 2014, production operations resumed with no restrictions following the successful rerouting of natural gas volumes through the Williams operated midstream system and return to service of the pipeline that transports condensate from the field to processing facilities. We estimate that our second quarter of 2014 production will be reduced by approximately 162,000 Mcf of residual natural gas, 4,900 Bbls of condensate and 8,000 Bbls of NGLs as a result of this incident.
Utica Shale. The Utica Shale is Ordovician aged shale that underlies much of the Appalachian region of Pennsylvania, Ohio and West Virginia. The depth of the Utica Shale and its low permeability make it an unconventional exploration target in the Appalachian Basin. Advancements in horizontal drilling and hydraulic fracture stimulation have produced promising results in the Utica Shale, some in close proximity to our existing Marcellus West acreage. Based on log analysis of offsetting wells and recent Utica Shale completions by other nearby operators, we believe that our Marcellus West acreage could be prospective for high-pressure, high-deliverability dry natural gas development in the Utica Shale. We spudded our first Utica Shale well, the Simms U-5H, on April 3, 2014. We expect to drill the Simms U-5H to a total vertical depth of 11,100 feet and drill a 4,200-foot lateral, followed by a 21-stage fracture stimulation. Assuming successful completion of the well, first sales are expected in July 2014. Our working interest in the Simms U-5H is 50.0%.

Results of Operations
The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements found elsewhere in this report.

The following table provides information about production volumes, average prices of natural gas and oil and operating expenses for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
	(In thousands, except per unit amounts)
Production:
Oil and condensate (MBbl)	203	78
Natural gas (MMcf)	3,072	2,699
NGLs (MBbl)	155	80
Total production (MBoe)	870	608
Daily Production:
Oil and condensate (MBbl/d)	2.3	0.9
Natural gas (MMcf/d)	34.1	30.0
NGLs (MBbl/d)	1.7	0.9
Total daily production (MBoe/d)	9.7	6.8
Average sales price per unit:
Oil and condensate per Bbl, excluding impact of hedging activities	$82.61	$67.86
Oil and condensate per Bbl, including impact of hedging activities (1)	$79.57	$78.66
Natural gas per Mcf, excluding impact of hedging activities	$5.02	$2.82
Natural gas per Mcf, including impact of hedging activities (1)	$4.34	$4.16
NGLs per Bbl, excluding impact of hedging activities	$42.79	$29.78
NGLs per Bbl, including impact of hedging activities (1)	$38.63	$44.32
Average sales price per Boe, excluding impact of hedging activities	$44.62	$25.12
Average sales price per Boe, including impact of hedging activities (1)	$40.76	$34.40
Selected operating expenses:
Production taxes	$1,894	$643
Lease operating expenses	$4,044	$1,837
Transportation, treating and gathering	$625	$1,164
Depreciation, depletion and amortization	$12,382	$5,365
General and administrative expense	$4,763	$3,002
Selected operating expenses per Boe:
Production taxes	$2.18	$1.06
Lease operating expenses	$4.65	$3.02
Transportation, treating and gathering	$0.72	$1.92
Depreciation, depletion and amortization	$14.23	$8.83
General and administrative expense	$5.47	$4.94
Production costs (2)	$5.10	$4.61
 _________________________________

(1)	The impact of hedging includes the gain (loss) on commodity derivative contracts settled during the periods presented.

(2)	Production costs include lease operating expenses, insurance, gathering and workover expense and excludes ad valorem and severance taxes.

Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013
Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) were $38.8 million for the three months ended March 31, 2014, up 154% from $15.3 million for the three months ended March 31, 2013. The increase in revenues was the result of a 43% increase in production and a 78% increase in weighted average realized prices. Average daily production on an equivalent basis was 9.7 MBoe/d for the three months ended March 31, 2014 compared to 6.8

MBoe/d for the same period in 2013. Oil, condensate and NGLs production represented approximately 41% of total production for the three months ended March 31, 2014 compared to 26% of total production for the three months ended March 31, 2013.
Liquids revenues (oil, condensate and NGLs) represented approximately 60% of our total oil, condensate, natural gas and NGLs revenues for the three month period ended March 31, 2014 compared to 50% for the three month period ended March 31, 2013. We are continuing to focus our drilling activity in the liquids-rich portions of the Marcellus Shale and the Mid-Continent oil play. If current trends of natural gas prices relative to oil, condensate and NGLs prices continue, and assuming that we successfully and timely complete our 2014 drilling activity, we expect our liquids revenues to continue to increase as a percentage of total oil, condensate, natural gas and NGLs revenues during the remainder of 2014.
During the three months ended March 31, 2014, we had commodity derivative contracts covering approximately 77% of our natural gas production, which resulted in a loss on natural gas commodity derivatives contracts settled during the quarter of $2.1 million and resulted in a decrease in total price realized from $5.02 per Mcf to $4.34 per Mcf. The loss on commodity derivative contracts settled during the period includes a loss of $43,000 for amortization of prepaid premiums. Excluding the non-cash amortization, the impact of hedging on natural gas sales was a decrease in revenues of $2.1 million of NYMEX hedge losses. For additional information regarding our natural gas hedging positions as of March 31, 2014, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the three months ended March 31, 2013, the impact of hedging on natural gas sales was an increase of $3.6 million in natural gas revenues resulting in an increase in total price realized from $2.82 per Mcf to $4.16 per Mcf.
During the three months ended March 31, 2014, we had commodity derivative contracts covering approximately 62% of our oil and condensate production. The impact of hedging on oil and condensate sales during the three months ended March 31, 2014 was a decrease of $619,000 in oil and condensate revenues and resulted in a decrease in total price realized from $82.61 per Bbl to $79.57 per Bbl. The loss on oil and condensate commodity derivatives contracts settled during the period includes a loss of $9,000 for amortization of prepaid premiums. Excluding the non-cash amortization, the impact of hedging on oil and condensate sales was a decrease in revenues of $610,000 of NYMEX hedge losses. For additional information regarding our oil and condensate hedging positions as of March 31, 2014, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the three months ended March 31, 2013, the impact of hedging on oil and condensate sales was an increase of $841,000 in oil and condensate revenues, which resulted in an increase in total price realized from $67.86 per Bbl to $78.66 per Bbl. For both periods, we designated 50% of our current crude hedges as price protection for our NGLs production.
During the three months ended March 31, 2014, we had commodity derivative contracts covering approximately 91% of our NGLs production. The impact of hedging on NGLs sales during the three months ended March 31, 2014 was a decrease of $646,000 in NGLs revenues and resulted in a decrease in total price realized from $42.79 per Bbl to $38.63 per Bbl. The loss on NGLs commodity derivatives contracts settled during the period includes a loss of $9,000 for amortization of prepaid premiums. Excluding the non-cash amortization, the impact of hedging on NGLs sales was a decrease in revenues of $637,000 of NYMEX hedge losses. For additional information regarding our NGLs hedging positions as of March 31, 2014, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the three months ended March 31, 2013, the impact of hedging on NGLs sales was an increase of $1.2 million in NGLs revenues which resulted in an increase in total price realized from $29.78 per Bbl to $44.32 per Bbl.
Losses related to the change in mark to market value for outstanding commodity derivatives contracts for the three months ended March 31, 2014 were $3.2 million compared to losses of $9.6 million for the three months ended March 31, 2013. The decrease in the mark to market loss is primarily the result of higher commodity prices and the changes in hedge contracts during the period.
Production taxes. We reported production taxes of $1.9 million for the three months ended March 31, 2014 compared to $643,000 for the three months ended March 31, 2013. The increase in production taxes primarily resulted from higher revenues in West Virginia and Oklahoma due to increased oil, condensate, natural gas and NGLs production resulting from new wells on production and wells acquired. Production taxes for the three months ended March 31, 2014 were approximately 5% of oil, condensate, natural gas and NGLs revenues compared to 4% for the three months ended March 31, 2013.
Lease operating expenses. We reported lease operating expenses (“LOE”) of $4.0 million for the three months ended March 31, 2014 compared to $1.8 million for the three months ended March 31, 2013. Our total LOE was $4.65 per Boe for the three months ended March 31, 2014 compared to $3.02 per Boe for the same period in 2013. The increase in our LOE was primarily due to a $2.4 million increase in controllable LOE resulting from new wells and higher overall costs associated with producing higher-value oil versus natural gas partially offset by a $207,000 decrease in workover costs.
Transportation, treating and gathering. We reported transportation expenses of $625,000 for the three months ended March 31, 2014 compared to $1.2 million for the three months ended March 31, 2013. The decrease in transportation expenses is primarily due to the elimination of approximately $927,000 of transportation fees due to the sale of our East Texas properties on October 2, 2013 partially offset by higher marketing fees on our Marcellus Shale wells.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) expense of $12.4 million for the three months ended March 31, 2014 up from $5.4 million for the three months ended March 31, 2013. The increase in DD&A expense was the result of a 43% increase in production and a 61% increase in the DD&A rate per Boe. The DD&A rate for the three months ended March 31, 2014 was $14.23 per Boe compared to $8.83 per Boe for the same period in 2013. The increase in the rate is primarily due to 2013 higher cost liquids (oil, condensate and NGLs) focused acquisitions and drilling resulting in an increase in our total liquids production as a percentage of total production for the first quarter of 2014 of 41% compared to 26% for the same period in 2013.
General and administrative expense. We reported general and administrative expenses of $4.8 million for the three months ended March 31, 2014, up from $3.0 million for the three months ended March 31, 2013. Non-cash stock-based compensation expense, which is included in general and administrative expense, increased $710,000 to $1.5 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in stock-based compensation expense is due to the granting of additional PBUs to executives and an increase in restricted share grants due to the increase in employees coupled with an increase in grant fair value for the 2014 grants compared to the 2013 grants due to a higher stock price on the date of grant. Excluding stock-based compensation expense, general and administrative expense increased $1.1 million to $3.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase is primarily due to higher personnel costs and increased legal expenses and higher public company expenses associated with the downstream merger on January 31, 2014.
Litigation settlement expense. We did not report any litigation settlement expense for the three months ended March 31, 2014. We reported $1.0 million of litigation settlement expense for the three months ended March 31, 2013 for the settlement of litigation with Chesapeake on March 28, 2013.
Interest expense. We reported interest expense of $6.9 million for the three months ended March 31, 2014 compared to $609,000 for the three months ended March 31, 2013. The increase in interest expense is directly related to the issuance in May and November of 2013 of the combined $325.0 million of 8 5/8% Senior Secured Notes due 2018.
Dividends on Preferred Stock. We reported dividends on preferred stock of $3.6 million for the three months ended March 31, 2014 compared to $2.1 million for the three months ended March 31, 2013. The Series A Preferred Stock had a stated value of approximately $77.6 million and $76.6 million at March 31, 2014 and 2013, respectively, and carries a cumulative dividend rate of 8.625% per annum. Dividends on the Series A Preferred Stock were $2.1 million for the three months ended March 31, 2014 and 2013, respectively. There were 3,995,286 shares and 3,951,254 shares of Series A Preferred Stock outstanding at March 31, 2014 and 2013, respectively. The Series B Preferred Stock, issued during November 2013, had a stated value of approximately $53.5 million at March 31, 2014 and carries a cumulative dividend rate of 10.75% per annum. Dividends on the Series B Preferred Stock were $1.4 million for the three months ended March 31, 2014. Based on the number of shares of Series A Preferred Stock and Series B Preferred Stock outstanding at March 31, 2014, our future stated preferred dividend expense is approximately $3.6 million per quarter, which is subject to being declared and paid monthly.
Liquidity and Capital Resources
Overview. Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities or asset sales, availability under the Revolving Credit Facility, issuances of additional senior secured notes or preferred or common equity and access to capital markets, to the extent available. We continually evaluate our capital needs and compare them to our capital resources and ability to raise funds in the financial markets. We adjust our future capital expenditures in response to changes in oil, condensate, natural gas and NGLs prices, drilling results and cash flow.
For the three months ended March 31, 2014, we reported cash flows provided by operating activities of $23.1 million. For the three months ended March 31, 2014, we reported net cash used in investing activities of $22.2 million primarily for the development and purchase of oil and natural gas properties. For the three months ended March 31, 2014, we reported net cash used in financing activities of $6.4 million, consisting primarily of $3.6 million of dividends paid on the preferred stock and $3.5 million of tax withholding related to restricted stock and PBU vestings during the period. As a result of these activities, our cash and cash equivalents balance decreased by $5.5 million, resulting in a cash and cash equivalents balance of $26.9 million at March 31, 2014.
At March 31, 2014, we had a net working capital deficit of approximately $19.5 million, including $14.2 million of advances from non-operators. At March 31, 2014, availability under our Revolving Credit Facility was $120.0 million.
Future capital and other expenditure requirements. Capital expenditures for the remainder of 2014, excluding acquisitions, are currently projected to be approximately $156.3 million. In the Marcellus Shale and Mid-Continent, we expect to spend $61.2 million and $87.0 million, respectively, for drilling, completion, infrastructure, lease acquisition and seismic costs. In addition, we have allocated $8.1 million for capitalized interest and other costs. We plan to fund our remaining 2014 capital budget through existing cash balances, internally generated cash flow from operating activities, borrowings under the Revolving Credit Facility, possible divestiture of assets and the possible issuance of debt or equity securities or some combination thereof. Our future capital expenditures and the scope of our drilling activities may change as a result of several factors, including, but not limited to, changes in oil, condensate, natural gas and NGLs prices, costs of drilling and completion and leasehold acquisitions, drilling results and changes in the borrowing base under the Revolving Credit Facility. We operate approximately 76% of our budgeted 2014 capital expenditures, and thus, we could reduce a significant portion of 2014 capital expenditures if necessary to better match available capital resources.
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
To mitigate some of the potential negative impact on cash flows caused by changes in oil, condensate, natural gas and NGLs prices, we have entered into financial commodity costless collars, index swaps, basis and fixed price swaps and put and call options to hedge oil, condensate, natural gas and NGLs price risk. The crude oil fixed price swaps provide price protection for our future oil sales and butane, isobutene and pentanes components of our NGLs production as these heavy components of NGLs have pricing that correlates closely with oil pricing. We have designated 50% of our current crude hedges as price protection for a portion of our NGLs production. For additional information regarding our hedging activities, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report.
At March 31, 2014, the estimated fair value of all of our commodity derivative instruments was a net asset of $620,000, comprised of current and non-current assets and liabilities. By removing the price volatility from a portion of our oil, condensate, natural gas and NGLs sales for 2014 through 2018, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows for those periods. While mitigating negative effects of falling commodity prices, certain derivative contracts also limit the benefits we could receive from increases in commodity prices. In conjunction with certain commodity derivative hedging activity, we deferred the payment of certain put premiums for the production month period September 2014 through August 2018. At March 31, 2014, we had a current commodity premium payable of $728,000 and a long-term commodity premium payable of $6.4 million. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.
As of March 31, 2014, all of our commodity derivative hedge positions were with a multinational energy company or large financial institutions, each of which is not known to us to be in default on their derivative positions. We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.
Revolving Credit Facility. Effective June 7, 2013, we amended and restated our revolving credit facility. As amended, our Revolving Credit Facility had an initial borrowing base of $50.0 million. On March 26, 2014, the borrowing base under the Revolving Credit Facility was increased by the lending participants to $120.0 million. At March 31, 2014, we did not have any balance outstanding under our Revolving Credit Facility. Borrowing base redeterminations are scheduled semi-annually with the next redetermination scheduled for November 2014. However, we and the lenders may each request one additional unscheduled redetermination during any six-month period between scheduled redeterminations. Borrowings under the Revolving Credit Facility bear interest, at our election, at the reference rate or the Eurodollar rate plus an applicable margin. Pursuant to the Revolving Credit Facility, the reference rate is the greater of (i) the rate of interest publicly announced by the administrative agent or (ii) the federal funds rate plus 50 basis points. The applicable interest rate margin varies from 1.0% to 2.0% in the case of borrowings based on the reference rate and from 2.0% to 3.0% in the case of borrowings based on the Eurodollar rate, depending on the utilization percentage in relation to the borrowing base. Under the Revolving Credit Facility, we are subject to certain financial covenants, including interest coverage ratio, a total net indebtedness to EBITDA ratio and current ratio requirement, as adjusted.
At March 31, 2014, we were in compliance with all financial covenants under the Revolving Credit Facility. For a more detailed description of the terms of our Revolving Credit Facility, see Part I, Item 1. “Financial Statements, Note 4 – Long-Term Debt” of this report.
Senior Secured Notes. During 2013, we issued by private placements under an indenture of $325.0 million aggregate principal amount of 8 5/8% Senior Secured Notes that mature on May 15, 2018. The Notes bear interest at a rate of 8.625% per year, payable semiannually in arrears on May 15 and November 15 of each year. For a more detailed description of the terms of our Notes, see Part I, Item 1. “Financial Statements, Note 4 - Senior Secured Notes” of this report. At March 31, 2014, we were in compliance with all covenants under the indenture governing the Notes.
Series A Preferred Stock. For the three months ended March 31, 2014, we sold 37,126 shares of Series A Preferred Stock under our ATM Agreement for net proceeds of $865,000. Subsequent to March 31, 2014, we sold an additional 42,547 shares of Series A Preferred Stock under the ATM Agreement for net proceeds of $1.0 million. We pay cumulative dividends on the

Series A Preferred Stock at a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference. For the three months ended March 31, 2014, we recognized dividend expense of $2.1 million for the Series A Preferred Stock.
Series B Preferred Stock. On November 7, 2013, we issued 2,140,000 shares of 10.75% Series B Preferred Stock at the stated par value of $25.00 per share. We pay cumulative dividends on the Series B Preferred Stock at a fixed rate of 10.75% per annum of the $25.00 per share liquidation preference. For the three months ended March 31, 2014, we recognized dividend expense of $1.4 million for the Series B Preferred Stock.
Off-Balance Sheet Arrangements
As of March 31, 2014, we had no off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.
Commitments and Contingencies
As is common within the industry, we have entered into various commitments and operating agreements related to the exploration and development of and production from proved natural gas properties. It is management’s belief that such commitments will be met without a material adverse effect on our financial position, results of operations or cash flows.
We are party to various litigation matters and administrative claims arising out of the normal course of business. Although the ultimate outcome of each of these matters cannot be absolutely determined and the liability the Company may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters, management does not believe any such matters will have a material adverse effect on our financial position, results of operations or cash flows. A discussion of current legal proceedings is set forth in Part I, Item 1. “Financial Statements, Note 13 – Commitments and Contingencies” of this report.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities and the related disclosures in the accompanying condensed consolidated financial statements. Changes in these estimates and assumptions could materially affect our financial position, results of operations or cash flows. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made; and

•	Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.
Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Part I, Item I. “Financial Statements, Note 2 – Summary of Significant Accounting Policies” of this report and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our 2013 Form 10-K.
Recent Accounting Developments
For a discussion of recent accounting developments, see Part I, Item 1. “Financial Statements, Note 2 – Summary of Significant Policies” of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Our major commodity price risk exposure is to the prices received for our oil, condensate, natural gas and NGLs production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil, condensate, natural gas and NGLs in the region produced. Prices received for oil, condensate, natural gas and NGLs are volatile and unpredictable and are beyond our control. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. For the three months ended March 31, 2014, a 10% change in the prices received for oil, condensate, natural gas and NGLs production would have had an approximate $3.9 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk. See Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report for additional information regarding our hedging activities.
Interest Rate Risk

At March 31, 2014, we had did not have any debt outstanding under the Revolving Credit Facility. The amount outstanding under the Notes is at fixed interest of 8.625% per annum. We currently do not use interest rate derivatives to mitigate our exposure to the volatility in interest rates, including under the Revolving Credit Facility, as this risk is minimal.

Item 4. Controls and Procedures
Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
A discussion of current legal proceedings is set forth in Part I, Item 1. “Financial Statements, Note 13 – Commitments and Contingencies” of this report.

Item 1A. Risk Factors
Information about material risks related to our business, financial condition and results of operations for the three months ended March 31, 2014 does not materially differ from that set out under Part I, Item 1A. “Risk Factors” in our 2013 Form 10-K. You should carefully consider the risk factors and other information discussed in our 2013 Form 10-K, as well as the information provided in this report. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosure
Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
The following is a list of exhibits filed or furnished (as indicated) as part of this report. Where so indicated by a note, exhibits which were previously filed are incorporated herein by reference.

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

Exhibit Number	Description
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

10.1*
Gastar Exploration Inc. Long-Term Incentive Plan, adopted January 31, 2014 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2014. File No. 000-55138).

10.2*
Second Amendment to Gastar Exploration Inc. Employee Change of Control Severance Plan, dated March 12, 2014 (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K filed with the SEC on March 13, 2014. File No. 001-35211).

10.3
Settlement Agreement, dated March 12, 2014, by Gastar Exploration Inc., Kleinheinz Capital Partners, Inc., Global Undervalued Securities Master Fund, L.P., John B. Kleinheinz and Fred N. Reynolds (incorporated by reference to Exhibit 10.30 of the Annual Report on Form 10-K filed with the SEC on March 13, 2014. File No. 001-35211).

10.4
Waiver and Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of March 12, 2014, among the Company, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for such lenders, as collateral agent, as swing line lender, and as issuing lender (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 13, 2014. File No. 001-35211).

31.1†	Certification of Chief Executive Officer of Gastar Exploration Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer of Gastar Exploration Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Chief Executive Officer and Chief Financial Officer of Gastar Exploration Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________________

†	Filed herewith.

††	Furnished herewith.

*	Management plan or compensatory plan or arrangement.

**
Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and similar attachments to Exhibits 2.1, 2.2, 2.3 and 2.12 have not been filed herewith. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASTAR EXPLORATION INC.

Date:	May 7, 2014	By:	/S/ J. RUSSELL PORTER
J. Russell Porter
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	May 7, 2014	By:	/S/ MICHAEL A. GERLICH
Michael A. Gerlich
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

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

10.1*
Gastar Exploration Inc. Long-Term Incentive Plan, adopted January 31, 2014 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2014. File No. 000-55138).

10.2*
Second Amendment to Gastar Exploration Inc. Employee Change of Control Severance Plan, dated March 12, 2014 (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K filed with the SEC on March 13, 2014. File No. 001-35211).

10.3
Settlement Agreement, dated March 12, 2014, by Gastar Exploration Inc., Kleinheinz Capital Partners, Inc., Global Undervalued Securities Master Fund, L.P., John B. Kleinheinz and Fred N. Reynolds (incorporated by reference to Exhibit 10.30 of the Annual Report on Form 10-K filed with the SEC on March 13, 2014. File No. 001-35211).

10.4
Waiver and Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of March 12, 2014, among the Company, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for such lenders, as collateral agent, as swing line lender, and as issuing lender (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 13, 2014. File No. 001-35211).

31.1†	Certification of Chief Executive Officer of Gastar Exploration Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer of Gastar Exploration Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Chief Executive Officer and Chief Financial Officer of Gastar Exploration Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

___________________________________

†	Filed herewith.

††	Furnished herewith.

*	Management plan or compensatory plan or arrangement.

**
Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and similar attachments to Exhibits 2.1, 2.2, 2.3 and 2.12 have not been filed herewith. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.