Form 10-Q
period 2014-06-30
Gastar Exploration Inc.
filed 2014-08-07
CIK 1431372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2014
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
The total number of outstanding common shares, $0.001 par value per share, as of August 4, 2014 was 61,791,573.

GASTAR EXPLORATION INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

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

Glossary of Terms

AMI	Area of Mutual Interest, an agreed designated geographic area where joint venturers or other industry partners have a right of participation in acquisitions and operations

Bbl	Barrel of oil, condensate or NGLs

Bbl/d	Barrels of oil, condensate or NGLs per day

Bcf	One billion cubic feet of natural gas

Bcfe	One billion cubic feet of natural gas equivalent, determined using the ratio of six cubic feet of natural gas to one barrel of oil, condensate or NGLs

Boe	One barrel of oil equivalent determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or NGLs

BOE/d	Barrels of oil equivalent per day

Btu	British thermal unit, typically used in measuring natural gas energy content

CRP	Central receipt point

FASB	Financial Accounting Standards Board

GAAP	Accounting principles generally accepted in the United States of America

MBbl	One thousand barrels of oil, condensate or NGLs

MBbl/d	One thousand barrels of oil, condensate or NGLs per day

MBoe	One thousand barrels of oil equivalent

MBoe/d	One thousand barrels of oil equivalent per day

Mcf	One thousand cubic feet of natural gas

Mcf/d	One thousand cubic feet of natural gas per day

Mcfe	One thousand cubic feet of natural gas equivalent

MMBtu/d	One million British thermal units per day

MMcf	One million cubic feet of natural gas

MMcf/d	One million cubic feet of natural gas per day

MMcfe	One million cubic feet of natural gas equivalent

MMcfe/d	One million cubic feet of natural gas equivalent per day

NGLs	Natural gas liquids

NYMEX	New York Mercantile Exchange

PBU	Performance based unit

psi	Pounds per square inch

U.S.	United States

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
GASTAR EXPLORATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,763	$32,393
Accounts receivable, net of allowance for doubtful accounts of $0 and $507, respectively	20,406	21,656
Commodity derivative contracts	223	—
Prepaid expenses	982	1,145
Total current assets	46,374	55,194
PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties, full cost method of accounting:
Unproved properties, excluded from amortization	104,545	96,220
Proved properties	1,000,211	935,773
Total oil and natural gas properties	1,104,756	1,031,993
Furniture and equipment	2,849	2,691
Total property, plant and equipment	1,107,605	1,034,684
Accumulated depreciation, depletion and amortization	(539,833)	(517,171)
Total property, plant and equipment, net	567,772	517,513
OTHER ASSETS:
Commodity derivative contracts	2,009	7,545
Deferred charges, net	2,901	2,950
Advances to operators and other assets	7,464	6,733
Total other assets	12,374	17,228
TOTAL ASSETS	$626,520	$589,935
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,921	$11,046
Revenue payable	27,386	12,514
Accrued interest	3,528	3,504
Accrued drilling and operating costs	5,591	8,756
Advances from non-operators	9,785	9,259
Commodity derivative contracts	6,626	3,403
Commodity derivative premium payable	1,377	145
Asset retirement obligation	42	633
Other accrued liabilities	3,169	4,844
Total current liabilities	69,425	54,104
LONG-TERM LIABILITIES:
Long-term debt	334,120	312,994
Commodity derivative contracts	234	378
Commodity derivative premium payable	5,952	7,000
Asset retirement obligation	5,767	5,430
Total long-term liabilities	346,073	325,802
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY:
Preferred stock, 40,000,000 shares authorized
Series A Preferred stock, $0.01 par value; 10,000,000 shares authorized; 4,045,000 and 3,958,160 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively, with liquidation preference of $25.00 per share	41	40
Series B Preferred stock, $0.01 par value; 10,000,000 shares authorized; 2,140,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively, with liquidation preference of $25.00 per share	21	21
Common stock, $0.001 par value; 275,000,000 shares authorized; 61,796,023 and 61,211,658 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	61	61
Additional paid-in capital	465,671	464,730
Accumulated deficit	(254,772)	(254,823)
Total stockholders' equity	211,022	210,029
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$626,520	$589,935
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
REVENUES:
Oil and condensate	$22,342	$8,065	$39,120	$13,350
Natural gas	17,559	12,413	32,978	20,014
NGLs	4,906	3,412	11,550	5,792
Total oil, condensate, natural gas and NGLs revenues	44,807	23,890	83,648	39,156
(Loss) gain on commodity derivatives contracts	(8,910)	7,036	(15,424)	3,034
Total revenues	35,897	30,926	68,224	42,190
EXPENSES:
Production taxes	2,037	1,150	3,931	1,793
Lease operating expenses	4,877	2,169	8,921	4,006
Transportation, treating and gathering	2,146	1,124	2,771	2,288
Depreciation, depletion and amortization	10,280	7,596	22,662	12,961
Accretion of asset retirement obligation	125	114	247	216
General and administrative expense	3,893	4,964	8,656	7,966
Litigation settlement expense	—	—	—	1,000
Total expenses	23,358	17,117	47,188	30,230
INCOME FROM OPERATIONS	12,539	13,809	21,036	11,960
OTHER INCOME (EXPENSE):
Gain on acquisition of assets at fair value	—	43,712	—	43,712
Interest expense	(6,912)	(3,545)	(13,803)	(4,154)
Investment income and other	4	5	11	8
Foreign transaction loss	(4)	(11)	(6)	(12)
INCOME BEFORE PROVISION FOR INCOME TAXES	5,627	53,970	7,238	51,514
Provision for income taxes	—	—	—	—
NET INCOME	5,627	53,970	7,238	51,514
Dividends on preferred stock	(3,611)	(2,134)	(7,187)	(4,264)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,016	$51,836	$51	$47,250
NET INCOME PER SHARE OF COMMON STOCK ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$0.03	$0.83	$—	$0.75
Diluted	$0.03	$0.81	$—	$0.74
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	58,702,982	62,398,472	58,462,124	63,089,987
Diluted	61,922,874	63,813,423	61,674,267	63,699,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,238	$51,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	22,662	12,961
Stock-based compensation	2,532	1,966
Mark to market of commodity derivatives contracts:
Total loss (gain) on commodity derivatives contracts	15,424	(3,034)
Cash settlements of matured commodity derivatives contracts, net	(6,061)	5,596
Cash premiums paid for commodity derivatives contracts	(155)	(27)
Amortization of deferred financing costs	1,491	1,450
Accretion of asset retirement obligation	247	216
Settlement of asset retirement obligation	(546)	—
Gain on acquisition of assets at fair value	—	(43,712)
Changes in operating assets and liabilities:
Accounts receivable	(2,827)	29
Prepaid expenses	112	259
Accounts payable and accrued liabilities	9,649	9,814
Net cash provided by operating activities	49,766	37,032
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of oil and natural gas properties	(55,295)	(55,955)
Advances to operators	(20,657)	(5,154)
Acquisition of oil and natural gas properties - refund (expenditure)	4,209	(69,775)
Sale of natural gas and oil properties	3,077	2,300
Proceeds from non-operators	526	12,874
Purchase of furniture and equipment	(158)	(151)
Net cash used in investing activities	(68,298)	(115,861)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	35,000	19,000
Repayment of revolving credit facility	(15,000)	(117,000)
Proceeds from issuance of senior secured notes, net of discount	—	194,500
Repurchase of outstanding common shares	—	(9,753)
Proceeds from issuance of preferred stock, net of issuance costs	2,064	133
Dividends on preferred stock	(7,187)	(3,554)
Deferred financing charges	(319)	(2,355)
Tax withholding related to restricted stock and PBU vestings	(3,656)	(244)
Net cash provided by financing activities	10,902	80,727
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,630)	1,898
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,393	8,901
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,763	$10,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business
Gastar Exploration Inc. (the “Company” or “Gastar,” and before January 31, 2014, “Gastar USA”) is an independent energy company engaged in the exploration, development and production of oil, condensate, natural gas and NGLs in the U.S. Gastar Exploration Inc.’s principal business activities include the identification, acquisition, and subsequent exploration and development of oil and natural gas properties with an emphasis on unconventional reserves, such as shale resource plays. Gastar Exploration Inc. is currently pursuing development within the primarily oil-bearing reservoirs of the Hunton Limestone horizontal oil play in Oklahoma and the development of liquids-rich natural gas in the Marcellus Shale play and dry gas in the Utica Shale play in West Virginia.
On November 14, 2013, Gastar Exploration Ltd., an Alberta, Canada corporation (“Parent”), changed its jurisdiction of incorporation to the State of Delaware and changed its name to “Gastar Exploration, Inc.” At December 31, 2013, Gastar Exploration, Inc. was a holding company and substantially all of its operations were conducted through, and substantially all of its assets were held by, its primary operating subsidiary, Gastar Exploration USA, Inc. and its wholly-owned subsidiaries. Subsequently, on January 31, 2014, Gastar Exploration, Inc. merged with and into Gastar Exploration USA, Inc. as part of a reorganization to eliminate the holding company corporate structure. Pursuant to the merger agreement, shares of Gastar Exploration, Inc.'s common stock were converted into an equal number of shares of common stock of Gastar USA and Gastar USA changed its name to “Gastar Exploration Inc.” Gastar Exploration Inc., together with its subsidiaries, owns and will continue to conduct business in substantially the same manner as was being conducted by Gastar Exploration, Inc. and its subsidiaries prior to the merger.

2.	Summary of Significant Accounting Policies
The accounting policies followed by the Company are set forth in the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) filed with the SEC. Please refer to the notes to the consolidated financial statements included in the 2013 Form 10-K for additional details of the Company’s financial condition, results of operations and cash flows. No material item included in those notes has changed except as a result of normal transactions in the interim or as disclosed within this report.
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
The unaudited interim condensed consolidated financial statements of the Company include the consolidated accounts of all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain reclassifications of prior year balances have been made to conform to the current year presentation; these reclassifications have no impact on net income (loss).
The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued and has disclosed certain subsequent events in these condensed consolidated financial statements, as appropriate.

Recent Accounting Developments
The following recently issued accounting pronouncement may impact the Company in future periods:
Revenue Recognition. In May 2014, the FASB issued an amendment to previously issued guidance regarding the recognition of revenue. The FASB and the International Accounting Standards Board initiated a joint project to clarify the principles for recognizing revenue and to develop a common standard that would (i) remove inconsistencies and weaknesses in revenue requirements, (ii) provide a more robust framework for addressing revenue issues, (iii) improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, (iv) provide more useful information to users of financial statements through improved disclosure requirements and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This guidance supersedes prior revenue recognition requirements and most industry-specific guidance throughout the Codification. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company does not expect the adoption of this guidance to impact the Company's operating results, financial position or cash flows.
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
The following table summarizes the components of unproved properties excluded from amortization for the periods indicated:

	June 30, 2014	December 31, 2013
	(in thousands)
Unproved properties, excluded from amortization:
Drilling in progress costs	$10,124	$4,774
Acreage acquisition costs	88,086	86,097
Capitalized interest	6,335	5,349
Total unproved properties excluded from amortization	$104,545	$96,220

For the three and six months ended June 30, 2014, management's evaluation of unproved properties resulted in an impairment. Due to continued lower natural gas prices for dry gas and no current plans to drill or extend leases in Marcellus East, the Company reclassified $234,000 and $428,000 of unproved properties to proved properties for the three and six months ended June 30, 2014, respectively, related to acreage in Marcellus East. For the three and six months ended June 30, 2013, management's evaluation of unproved properties resulted in an impairment of $7.0 million and $7.9 million, respectively, related to acreage in Marcellus East.

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

	2014
	Total Impairment	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$4.10	$3.99
West Texas Intermediate oil price (per Bbl)(1)		$100.11	$98.30
Impairment recorded (pre-tax) (in thousands)	$—	$—	$—

	2013
	Total Impairment	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$3.44	$2.95
West Texas Intermediate oil price (per Bbl)(1)		$91.60	$92.63
Impairment recorded (pre-tax) (in thousands)	$—	$—	$—
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
Chesapeake Acquisition
On June 7, 2013, Gastar USA acquired from Chesapeake Exploration, L.L.C. and Larchmont Resources, L.L.C. (together, the “Chesapeake Parties”) approximately 157,000 net acres of Oklahoma oil and gas leasehold interests, including production from interests in 206 producing wells located in Oklahoma (the “Chesapeake Assets”) for a final adjusted purchase price of $69.4 million, reflecting adjustment for an acquisition effective date of October 1, 2012 (the “Chesapeake Acquisition”). The Company accounted for the Chesapeake Acquisition as a business combination and therefore, recorded the assets acquired at their estimated acquisition date fair values. The Company incurred $2.1 million of transaction and integration costs associated with the acquisition and expensed these costs as general and administrative expenses. The Company utilized relevant market assumptions to determine fair value and allocate the purchase price, such as future commodity prices, projections of estimated natural gas and oil reserves, expectations for future development and operating costs, projections of future rates of production, expected recovery rates and market multiples for similar transactions. Many of the assumptions used were unobservable and as such, represented Level 3 inputs under the fair value hierarchy as described in Note 5, “Fair Value Measurements.” The Company's assessment of the fair value of the Chesapeake Assets resulted in a fair market valuation of $113.1 million. Upon completion of the preliminary asset valuation, the Company recorded a bargain purchase gain of $43.7 million during the second quarter of 2013. With the completion of the asset valuation during the fourth quarter of 2013, the Company recorded deferred tax attributes associated with the transaction of $16.0 million. As a result of incorporating the final valuation information into the purchase price allocation, a net bargain purchase gain of $27.7 million was recognized in 2013.

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
WEHLU Acquisition
On November 15, 2013, Gastar USA acquired a 98.3% working interest (80.5% net revenue interest) in 24,000 net acres of the West Edmond Hunton Lime Unit (“WEHLU”) located in Kingfisher, Logan and Oklahoma Counties, Oklahoma from Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P. (the “Lime Rock Parties”) for an adjusted cash purchase price of $177.8 million, reflecting customary adjustments and adjustment for an acquisition effective date of August 1, 2013 (the “WEHLU Acquisition”). The Company accounted for the WEHLU Acquisition as a business combination and therefore, recorded the assets acquired at their estimated acquisition date fair values. The Company incurred $286,000 of transaction and integration costs associated with the acquisition and expensed these costs as incurred as general and administrative expenses. The Company utilized relevant market assumptions to determine fair value and allocate the purchase price, such as future commodity prices, projections of estimated natural gas and oil reserves, expectations for future development and operating costs, projections of future rates of production, expected recovery rates and market multiples for similar transactions. Many of the assumptions used were unobservable and as such, represent Level 3 inputs under the fair value hierarchy as described in Note 5, “Fair Value Measurements.” The Company's assessment of the fair value of the WEHLU assets resulted in a fair market valuation of $176.8 million. As the fair market valuation varied less than 1% from the purchase price allocation recorded, no adjustment was made to the purchase price allocation.
Chesapeake and WEHLU Acquisitions Pro Forma Operating Results
The following unaudited pro forma results for the three and six months ended June 30, 2013 show the effect on the Company's consolidated results of operations as if the Chesapeake and WEHLU Acquisitions had occurred at the beginning of the respective periods presented. Pro forma results are not presented for the three and six months ended June 30, 2014, as the results of operations for the acquisitions are included in the Company's results of operations for those periods. The pro forma results for the three and six months ended June 30, 2013 are the result of combining the statement of operations of the Company with the statements of revenues and direct operating expenses for the properties acquired from the Chesapeake and Lime Rock Parties adjusted for (1) the financing directly attributable to the acquisitions, (2) assumption of ARO liabilities and accretion expense for the properties acquired and (3) additional depreciation, depletion and amortization expense as a result of the Company's increased ownership in the acquired properties. The statements of revenues and direct operating expenses for the Chesapeake and WEHLU assets exclude all other historical expenses of the Chesapeake and Lime Rock Parties. As a result, certain estimates and judgments were made in preparing the pro forma adjustments.

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
	(in thousands, except per share data)
	(Unaudited)

Revenues	$44,128	$68,751
Net Income	$7,839	$140
Income per share:
Basic	$0.14	$—
Diluted	$0.13	$—
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
The Atinum Joint Venture pursued an initial three-year development program that called for the partners to drill a minimum of 60 operated horizontal wells by year-end 2013. Due to natural gas price declines, Atinum and Gastar USA agreed to reduce the minimum wells to be drilled requirements by nine wells to 51 wells from 60 wells. At June 30, 2014, 57 gross operated horizontal wells were capable of production under the Atinum Joint Venture.

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
The Revolving Credit Facility is guaranteed by all of the Company's current domestic subsidiaries and all future domestic subsidiaries formed during the term of the Revolving Credit Facility, in each case with the exception of those subsidiaries the Company has chosen to exclude that are deemed immaterial. Borrowings and related guarantees are secured by a first priority lien on all domestic oil and natural gas properties currently owned by or later acquired by the Company and its subsidiaries, excluding de minimus value properties as determined by the lender. The Revolving Credit Facility is secured by a first priority pledge of the stock of each domestic subsidiary, a first priority interest on all accounts receivable, notes receivable, inventory, contract rights, general intangibles and material property of the issuer and 65% of the stock of each foreign subsidiary of the Company.
The Revolving Credit Facility contains various covenants, including among others:

•	Restrictions on liens, incurrence of other indebtedness without lenders' consent and common stock dividends and other restricted payments;

•	Maintenance of a minimum consolidated current ratio as of the end of each quarter of not less than 1.0 to 1.0, as adjusted;

•	Maintenance of a maximum ratio of net indebtedness to EBITDA of not greater than 4.0 to 1.0; and

•	Maintenance of an interest coverage ratio on a rolling four quarters basis, as adjusted, of EBITDA to interest expense, as of the end of each quarter, to be less than 2.5 to 1.0.

All outstanding amounts owed become due and payable upon the occurrence of certain usual and customary events of default, including among others:

•	Failure to make payments;

•	Non-performance of covenants and obligations continuing beyond any applicable grace period; and

•	The occurrence of a change in control of the Company, as defined in the New Revolving Credit Facility.
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
On March 12, 2014, the Company, together with the parties thereto, entered into the Agreement, Waiver and Amendment No. 3 (“Amendment No. 3”) to Second Amended and Restated Credit Agreement, dated as of June 7, 2013. Amendment No. 3 amended the Revolving Credit Facility to, among other things, (i) permit the Company to exclude current and future subsidiaries that are deemed to be immaterial from becoming guarantors of the Revolving Credit Facility, provided such non-guarantor subsidiaries comply with certain restrictions, (ii) exclude the non-guarantor subsidiaries from the provisions of the negative covenants of the Revolving Credit Facility with respect to mergers and acquisitions, restricted payments and investments and (iii) exclude the non-guarantor subsidiaries from being included in the calculation of the borrowing base under the Revolving Credit Facility.
On March 26, 2014, the borrowing base under the Revolving Credit Facility was increased by the lending participants to $120.0 million.
Borrowing base redeterminations are scheduled semi-annually in May and November of each calendar year. The Company and its lenders may request one additional unscheduled redetermination during any six-month period between scheduled redeterminations. At June 30, 2014, the Revolving Credit Facility had a borrowing base of $120.0 million, with $20.0 million of borrowings outstanding and availability of $100.0 million. The next regularly scheduled redetermination is set for November 2014. Future increases in the borrowing base in excess of the original $50.0 million are limited to 17.5% of the increase in adjusted consolidated net tangible assets as defined in the Notes agreement (as discussed below in “Senior Secured Notes”).
At June 30, 2014, the Company was in compliance with all financial covenants under the Revolving Credit Facility.
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
Senior Secured Notes
On May 15, 2013, Gastar USA issued $200.0 million aggregate principal amount of its 8 5/8% Senior Secured Notes due May 15, 2018 under an indenture (the “Indenture”) by and among Gastar USA, the Guarantors named therein (the “Guarantors”), Wells Fargo Bank, National Association, as Trustee (in such capacity, the “Trustee”) and Collateral Agent (in such capacity, the “Collateral Agent”). On November 15, 2013, Gastar USA issued an additional $125.0 million aggregate principal amount of additional notes under the Indenture. The 8 5/8% Senior Secured Notes due 2018 are collectively referred to as the “Notes.” The Notes bear interest at a rate of 8.625% per year, payable semiannually in arrears on May 15 and

November 15 of each year, beginning on November 15, 2013. The Notes will mature on May 15, 2018. Gastar USA received net proceeds of approximately $312.3 million, net of debt issuance costs and any original issue discounts.
In the event of a change of control, as defined in the Indenture, each holder of the Notes will have the right to require the Company to repurchase all or any part of their notes at an offer price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.
The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company's material subsidiaries and certain future domestic subsidiaries (the “Guarantees”). The Notes and Guarantees rank senior in right of payment to all of the Company's and the Guarantors' future subordinated indebtedness and equal in right of payment to all of the Company's and the Guarantors' existing and future senior indebtedness. The Notes and Guarantees also are effectively senior to the Company's unsecured indebtedness and effectively subordinated to the Company's and Guarantors' under the Revolving Credit Facility, any other indebtedness secured by a first-priority lien on the same collateral and any other indebtedness secured by assets other than the collateral, in each case to the extent of the value of the assets securing such obligation.
The Indenture contains covenants that, among other things, limit the Company's ability and the ability of its subsidiaries to:

•	Transfer or sell assets or use asset sale proceeds;

•	Pay dividends or make distributions, redeem subordinated debt or make other restricted payments;

•	Make certain investments; incur or guarantee additional debt or issue preferred equity securities;

•	Create or incur certain liens on the Company's assets;

•	Incur dividend or other payment restrictions affecting future restricted subsidiaries;

•	Merge, consolidate or transfer all or substantially all of the Company's assets;

•	Enter into certain transactions with affiliates; and

•	Enter into certain sale and leaseback transactions.
These and other covenants that are contained in the Indenture are subject to important limitations and qualifications that are described in the Indenture.
In May 2014, holders of the 8 5/8% Senior Secured Notes due 2018 exchanged their notes for registered notes with the same terms.
At June 30, 2014, the Notes reflected a balance of $314.1 million, net of unamortized discounts of $10.9 million, on the condensed consolidated balance sheets.

5.	Fair Value Measurements
The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations, unproved properties and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements. The Company assesses its unproved properties for impairment whenever events or circumstances indicate the carrying value of those properties may not be recoverable. The fair value of the unproved properties is measured using an income approach based upon internal estimates of future production levels, current and future prices, drilling and operating costs, discount rates, current drilling plans and favorable and unfavorable drilling activity on the properties being evaluated and/or adjacent properties or estimated market data based on area transactions, which are Level 3 inputs. For the three and six months ended June 30, 2014, management's evaluation of unproved properties resulted in an impairment. Due to continued lower natural gas prices for dry gas and no current plans to drill or extend leases in Marcellus East, the Company reclassified $234,000 and $428,000 of unproved properties to proved properties for the three and six months ended June 30, 2014, respectively, related to acreage in Marcellus East. For the three and six months ended June 30, 2013, management's evaluation of unproved properties resulted in an impairment of $7.0 million and $7.9 million, respectively, related to Marcellus East. As no other fair value measurements are required to be recognized on a non-recurring basis at June 30, 2014, no additional disclosures are provided at June 30, 2014.
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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	Fair value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$24,763	$—	$—	$24,763
Commodity derivative contracts	—	—	2,232	2,232
Liabilities:
Commodity derivative contracts	—	—	(6,860)	(6,860)
Total	$24,763	$—	$(4,628)	$20,135

	Fair value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$32,393	$—	$—	$32,393
Commodity derivative contracts	—	—	7,545	7,545
Liabilities:
Commodity derivative contracts	—	—	(3,781)	(3,781)
Total	$32,393	$—	$3,764	$36,157

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the three and six months ended June 30, 2014 and 2013. Level 3 instruments presented in the table consist of net derivatives that, in management’s opinion, reflect the assumptions a marketplace participant would have used at June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$620	$(3,145)	$3,764	$6,465
Total (losses) gains included in earnings	(8,910)	7,036	(15,424)	3,034
Purchases	268	—	339	27
Issuances	—	—	—	—
Settlements (1)	3,394	444	6,693	(5,191)
Transfers in and (out) of Level 3	—	—	—	—
Balance at end of period	$(4,628)	$4,335	$(4,628)	$4,335
The amount of total (losses) gains for the period included in earnings attributable to the change in mark to market of commodity derivatives contracts still held at June 30, 2014 and 2013	$(5,418)	$7,485	$(8,573)	$(2,152)
 _________________________________

(1)	Included in loss (gain) on commodity derivatives contracts on the condensed consolidated statement of operations.
At June 30, 2014, the estimated fair value of accounts receivable, prepaid expenses, accounts and revenue payables and accrued liabilities approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s long-term debt at June 30, 2014 was $344.0 million based on quoted market prices of the senior secured notes (Level 1).
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
All derivative contracts are carried at their fair value on the balance sheet and all changes in value are recorded in the condensed consolidated statements of operations in (loss) gain on commodity derivatives contracts. For the three months ended June 30, 2014 and 2013, the Company reported losses of $8.9 million and gains of $7.0 million, respectively, in the condensed consolidated statements of operations related to the change in the fair value of its commodity derivative contracts. For the six months ended June 30, 2014 and 2013, the Company reported losses of $15.4 million and gains of $3.0 million, respectively, in the condensed consolidated statements of operations related to the change in the fair value of its commodity derivative contracts.
As of June 30, 2014, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Call (Long)	Ceiling (Short)
		(in MMBtus)
2014	Fixed price swap	9,416	1,732,500	$4.06	$—	$—	$—	$—
2014	Fixed price swap	2,000	368,000	$3.72	$—	$—	$—	$—
2014	Fixed price swap	2,000	368,000	$3.98	$—	$—	$—	$—
2014	Fixed price swap	2,000	368,000	$4.07	$—	$—	$—	$—
2014	Fixed price swap	1,700	312,800	$4.32	$—	$—	$—	$—
2014	Short calls	2,500	460,000	$—	$—	$—	$—	$4.59
2014	Costless collar	3,000	552,000	$—	$4.00	$—	$—	$4.36
2014	Costless collar	5,000	920,000	$—	$4.00	$—	$—	$4.55
2014	Costless collar	2,500	460,000	$—	$4.00	$—	$—	$5.00
2014	Put spread	2,000	368,000	$—	$4.00	$3.72	$—	$—
2015 (1)	Fixed price swap	10,000	900,000	$4.46	$—	$—	$—	$—
2015	Fixed price swap	400	146,000	$4.00	$—	$—	$—	$—
2015	Fixed price swap	2,500	912,500	$4.06	$—	$—	$—	$—
2015	Protective spread	2,600	949,000	$4.00	$—	$3.25	$—	$—
2015 (1)	Producer three-way collar	3,750	337,500	$—	$4.60	$3.50	$—	$5.34
2015 (2)	Producer three-way collar	5,000	1,375,000	$—	$4.00	$3.25	$—	$5.00
2015	Producer three-way collar	2,000	760,000	$—	$4.00	$3.25	$—	$4.58
2016	Protective spread	2,000	732,000	$4.11	$—	$3.25	$—	$—
2016	Producer three-way collar	2,000	732,000	$—	$4.00	$3.25	$—	$4.58
 _______________________________

(1)	For the period January to March 2015.

(2)	For the period April to December 2015.

As of June 30, 2014, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume (1)	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in Bbls)
2014	Fixed price swap	750	138,000	$90.35	$—	$—	$—
2014	Fixed price swap	200	36,800	$93.00	$—	$—	$—
2014	Fixed price swap	350	64,400	$91.55	$—	$—	$—
2014	Fixed price swap	500	92,000	$91.10	$—	$—	$—
2014	Fixed price swap	250	46,000	$90.77	$—	$—	$—
2014	Costless collar	200	36,800	$—	$98.00	$—	$98.00
2014 (2)	Put spread	200	24,400	$—	$93.00	$73.00	$—
2015 (3)	Costless collar	400	72,400	$—	$85.00	$—	$96.50
2015 (3)	Costless collar	366	66,300	$—	$85.00	$—	$97.80
2015 (3)	Costless collar	150	27,150	$—	$85.00	$—	$96.25
2015 (4)	Costless three-way collar	400	73,600	$—	$85.00	$70.00	$96.50
2015 (4)	Costless three-way collar	325	59,800	$—	$85.00	$65.00	$97.80
2015 (4)	Costless three-way collar	50	9,200	$—	$85.00	$65.00	$96.25
2015 (3)	Put spread	700	126,700	$—	$90.00	$70.00	$—
2015	Put spread	250	91,250	$—	$89.00	$69.00	$—
2015 (4)	Put spread	600	110,400	$—	$87.00	$67.00	$—
2016	Costless three-way collar	275	100,600	$—	$85.00	$65.00	$95.10
2016	Costless three-way collar	330	120,780	$—	$80.00	$65.00	$97.35
2016	Put spread	550	201,300	$—	$85.00	$65.00	$—
2016	Put spread	300	109,800	$—	$85.50	$65.50	$—
2017	Costless three-way collar	280	102,200	$—	$80.00	$65.00	$97.25
2017	Costless three-way collar	242	88,150	$—	$80.00	$60.00	$98.70
2017	Put spread	500	182,500	$—	$82.00	$62.00	$—
2018 (5)	Put spread	425	103,275	$—	$80.00	$60.00	$—
2017	Costless three-way collar	242	88,150	$—	$80.00	$60.00	$98.70
2017	Put spread	500	182,500	$—	$82.00	$62.00	$—
2018 (5)	Put spread	425	103,275	$—	$80.00	$60.00	$—
 _______________________________

(1)	Crude volumes hedged include oil, condensate and certain components of our NGLs production.

(2)	For the period September to December 2014.

(3)	For the period January to June 2015.

(4)	For the period July to December 2015.

(5)	For the period January to August 2018.

As of June 30, 2014, the following NGLs derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price
		(in Bbls)
2014	Fixed price swap	250	46,000	$46.10
2014	Fixed price swap	250	46,000	$48.11
2015 (1)	Fixed price swap	250	68,750	$45.61
 _______________________________

(1)	For the period April to December 2015.
As of June 30, 2014, all of the Company’s economic derivative hedge positions were with a multinational energy company or large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.
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

	June 30, 2014	December 31, 2013
	(in thousands)
Current commodity derivative premium put payable	$1,377	$145
Long-term commodity derivative premium payable	5,952	7,000
Total unamortized put premium liabilities	$7,329	$7,145
The following table provides information regarding the amortization of the deferred put premium liabilities by year as of June 30, 2014:

Amortization
(in thousands)
September to December 2014	$145
January to December 2015	2,482
January to December 2016	2,408
January to December 2017	1,460
January to August 2018	834
Total unamortized put premium liabilities	$7,329

Additional Disclosures about Derivative Instruments and Hedging Activities
The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated statement of financial position and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	June 30, 2014	December 31, 2013
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Current assets	$223	$—
Commodity derivative contracts	Other assets	2,009	7,545
Commodity derivative contracts	Current liabilities	(6,626)	(3,403)
Commodity derivative contracts	Long-term liabilities	(234)	(378)
Total derivatives not designated as hedging instruments		$(4,628)	$3,764

	Amount of Gain (Loss) Recognized in Income on Derivatives
		Amount of Gain (Loss) Recognized in Income on Derivatives For the Three Months Ended June 30,
	Location of Gain (Loss) Recognized in Income on Derivatives	2014	2013
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	(Loss) gain on commodity derivatives contracts	$(8,910)	$7,036
Total		$(8,910)	$7,036

	Amount of Gain (Loss) Recognized in Income on Derivatives
		Amount of Gain (Loss) Recognized in Income on Derivatives For the Six Months Ended June 30,
	Location of Gain (Loss) Recognized in Income on Derivatives	2014	2013
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	(Loss) gain on commodity derivatives contracts	$(15,424)	$3,034
Total		$(15,424)	$3,034

7.	Capital Stock
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
Other Share Issuances
The following table provides information regarding the issuances and forfeitures of common stock pursuant to the Company's long-term incentive plan for the periods indicated:

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Other share issuances:
Restricted common shares granted	—	533,840
Restricted common shares vested	1,500	1,192,796
Common shares surrendered upon vesting (1)	410	399,766
Common shares issued upon vesting of PBUs, net of shares surrendered for taxes	—	472,189
Common shares forfeited	21,657	21,657
 __________________

(1)	Represents common shares forfeited in connection with the payment of estimated withholding taxes on restricted common shares that vested during the period.

On June 12, 2014, the Company's stockholders approved an amendment and restatement to the Gastar Exploration Inc. Long-Term Incentive Plan (the “LTIP”), effective April 24, 2014, to, among other things, increase the number of shares reserved for issuance under the LTIP by 3,000,000 shares. There were 4,390,554 shares available for issuance under the LTIP at June 30, 2014.
Shares Reserved
At June 30, 2014, the Company had 874,100 common shares reserved for the exercise of stock options.
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
Series A Preferred Stock
For the three and six months ended June 30, 2014, the Company sold 49,714 shares and 86,840 shares, respectively, of its 8.625% Series A Preferred Stock, par value $0.01 per share and liquidation preference $25.00 per share (the “Series A Preferred Stock”) under its at the market preferred share purchase agreement (the “ATM Agreement”) for net proceeds of $1.2 million and $2.1 million, respectively. At June 30, 2014, there were 4,045,000 total shares of Series A Preferred Stock issued and outstanding.
The Series A Preferred Stock is subordinated to all of the Company’s existing and future debt and all future capital stock designated as senior to the Series A Preferred Stock.
The Series A Preferred Stock cannot be converted into common stock, but may be redeemed, at the Company’s option for $25.00 per share plus any accrued and unpaid dividends.
There is no mandatory redemption of the Series A Preferred Stock.
The Company pays cumulative dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference. For the three and six months ended June 30, 2014, the Company recognized dividend expense of $2.2 million and $4.3 million, respectively, for the Series A Preferred Stock.
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
The Company pays cumulative dividends on the Series B Preferred Stock at a fixed rate of 10.75% per annum of the $25.00 per share liquidation preference. For the three and six months ended June 30, 2014, the Company recognized dividend expense of $1.4 million and $2.9 million, respectively, for the Series B Preferred Stock.

8.	Equity Compensation Plans

Share-Based Compensation Plan
Pursuant to the LTIP, the Company's Compensation Committee agreed to allocate a portion of the 2013 and 2014 long-term incentive grants to executives as performance based units (“PBUs”). The PBUs represent a contractual right to receive shares of the Company's common stock, an amount of cash equal to the fair market value of a share of the Company's common stock, or a combination of shares of the Company's common stock and cash as of the date of settlement based on the number of PBUs to be settled. The settlement of PBUs may range from 0% to 200% of the targeted number of PBUs stated in the agreement contingent upon the achievement of certain share price appreciation targets as compared to a peer group index. The PBUs vest equally and settlement is determined annually over a three year period. Any PBUs not vested at each measurement date will expire.
Compensation expense associated with PBUs is based on the grant date fair value of a single PBU as determined using a Monte Carlo simulation model which utilizes a stochastic process to create a range of potential future outcomes given a variety of inputs. As the Compensation Committee intends to settle the PBUs with shares of the Company's common stock at each measurement date, the PBU awards are accounted for as equity awards and the expense is calculated on the grant date assuming a 100% target number of PBUs and amortized over the life of the PBU award.
The table below provides a summary of PBUs as of the date indicated:

	PBUs	Fair Value per Unit
Unvested PBUs at December 31, 2013	1,065,734	$1.56
Granted	280,171	7.34
Vested (1)	(355,247)	1.56
Forfeited	—	—
Unvested PBUs at June 30, 2014	990,658	$3.19
 _________________________________

(1)	The first tranche of the January 30, 2013 PBU grant vested on January 30, 2014 and settled at 200% based on the Company's share price appreciation compared to the peer group index.
For the three and six months ended June 30, 2014, the Company recognized $430,000 and $801,000, respectively, of compensation expense associated with the PBUs granted on January 30, 2013 and 2014.

9.	Interest Expense
The following table summarizes the components of interest expense for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Interest expense:
Cash and accrued	$7,208	$2,962	$14,342	$3,862
Amortization of deferred financing costs (1)	758	1,372	1,491	1,450
Capitalized interest	(1,054)	(789)	(2,030)	(1,158)
Total interest expense	$6,912	$3,545	$13,803	$4,154
 __________________

(1)	The three and six months ended June 30, 2014 includes $570,000 and $1.1 million, respectively, of debt discount accretion related to the Notes.

10.	Income Taxes
For the three and six months ended June 30, 2014 and 2013, respectively, the Company did not recognize a current income tax benefit or provision due to the Company being in a net operating loss position for both periods.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share and share data)
Net income attributable to common stockholders	$2,016	$51,836	$51	$47,250

Weighted average common shares outstanding - basic	58,702,982	62,398,472	58,462,124	63,089,987
Incremental shares from unvested restricted shares	2,514,542	1,151,451	2,563,673	607,974
Incremental shares from outstanding stock options	112,232	1,564	106,499	1,564
Incremental shares from outstanding PBUs	593,118	261,936	541,971	—
Weighted average common shares outstanding - diluted	61,922,874	63,813,423	61,674,267	63,699,525

Net income per share of common stock attributable to common stockholders:
Basic	$0.03	$0.83	$—	$0.75
Diluted	$0.03	$0.81	$—	$0.74
Common shares excluded from denominator as anti-dilutive:
Unvested restricted shares	—	—	—	1,308,507
Stock options	—	770,200	—	859,156
Unvested PBUs	—	—	—	48,382
Total	—	770,200	—	2,216,045

12.	Commitments and Contingencies
Litigation
Gastar Exploration USA, Inc., et al v. Williams Ohio Valley Midstream LLC (American Arbitration Association Matter No. 70-198-Y-00461-13). On July 16, 2013, Gastar USA and two similarly situated co-claimants initiated an arbitration proceeding against Williams Ohio Valley Midstream LLC (“Williams OVM”). The claimants alleged that Williams OVM had breached various agreements relating to the gathering, processing and marketing of natural gas, NGLs and condensate produced from properties that are owned in part by Gastar USA in the Marcellus Shale in Marshall and Wetzel Counties, West Virginia, and requested that an Arbitration Panel assess an unspecified amount of damages against Williams OVM for, among other claims, failure to timely construct certain gathering and processing facilities, maximize the net value of the condensate, and NGLs as provided in the agreements. On August 7, 2013, Williams OVM filed an answering statement and counterclaim for damages in excess of $612,000 in the arbitration matter. On December 31, 2013, the parties informed the Arbitration Panel that they had reached an agreement in principle to settle their disputes. The disputes were subsequently settled, on a confidential basis, between both parties on June 17, 2014. Although there were some changes to the contracts, there were no changes to existing contractual fees. After production taxes and lease operating expense reimbursement benefit, the net arbitration settlement amount received by Gastar USA was approximately $8.6 million.
Gastar Exploration Ltd vs. U.S. Specialty Ins. Co. and Axis Ins. Co. (Cause No.2010-11236) District Court of Harris County, Texas 190th Judicial District. On February 19, 2010, the Company filed a lawsuit claiming that the Company was due reimbursement of qualifying claims related to the settlement and associated legal defense costs under the Company's directors and officers liability insurance policies related to the ClassicStar Mare Lease Litigation settled on December 17, 2010 for $21.2 million. The combined coverage limits under the directors and officers liability coverage is $20.0 million. The District Court granted the underwriters' summary judgment request by a ruling dated January 4, 2012. The Company appealed the District Court ruling and on July 15, 2013, the Fourteenth Court of Appeals of Texas reversed the summary judgment ruling granted against the Company on the basis of the policies' prior-and-pending litigation endorsement and remanded the case for further proceedings in the District Court. The insurers are seeking discretionary review from the Texas Supreme Court, and their petition for review was filed on February 18, 2014. At the request of the Texas Supreme Court, the Company filed a response to the insurers petition on June 25, 2014. The Court can either grant or deny the petition. If the Court denies review or affirms the Fourteenth Court of Appeals’ ruling, the case will be remanded to the District Court. The District Court proceedings will include, but not be limited to, a determination of whether the Company's claims are securities claims covered by the insuring agreements.
Eagle Natrium LLC v. Gastar Exploration USA, Inc., Cause No. GD-14-7208, In the Court of Common Pleas of Allegheny County, Pennsylvania. On April 22, 2014, Eagle Natrium LLC (“Eagle”), a wholly-owned subsidiary of Axiall Corporation, filed a complaint against Gastar in the Court of Common Pleas of Allegheny County, Pennsylvania seeking to enjoin Gastar's hydraulic fracturing and completion operations on three wells drilled from Gastar's Goudy pad in Marshall County, West Virginia, or conducting any activity that poses a substantial risk of harm to Eagle's brine operations. Gastar is the operator of approximately 13,700 acres in Marshall County, West Virginia, including a 3,300 gross acre oil and gas lease adjacent to Eagle's facilities. Eagle operates a subsurface brine operation which it acquired from the lessor of Gastar's lease. Eagle has asserted its right to relief based on certain of the lessor's rights which were assigned to Eagle by the lessor solely as they relate to the brine and related facilities. The complaint alleges that the contemplated operations of Gastar, which include hydraulic fracturing, pose a danger to the subsurface brine operations of Eagle. Gastar has drilled and completed 15 gross horizontal wells on this lease without any apparent incident or interference with Eagle's facilities. All wells drilled to date on this lease, including the wells principally involved in the complaint, were previously approved pursuant to the terms of Gastar's lease. Proved undeveloped well locations on this lease accounted for 87.7 Bcfe, or 19%, of the Gastar's total company proved reserves at December 31, 2013. A hearing on the request for preliminary injunction has been completed and the parties are in the process of submitting their post-hearing briefs. Management of Gastar believes the allegations to be without merit and intends to vigorously defend this matter.
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

13.	Statement of Cash Flows – Supplemental Information
The following is a summary of the supplemental cash paid and non-cash transactions for the periods indicated:

	For the Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash paid for interest, net of capitalized amounts	$14,469	$1,840

Non-cash transactions:
Capital expenditures excluded from accounts payable and accrued drilling costs	655	(1,031)
Capital expenditures excluded from accounts receivable	4,077	—
Capital expenditures excluded from prepaid expenses	51	—
Asset retirement obligation included in oil and natural gas properties	45	1,775
Asset retirement obligation sold	—	(362)
Application of advances to operators	19,926	7,728
Other	(3)	157

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

For a more detailed description of the risks and uncertainties that we face and other factors that could affect our financial performance or cause our actual results to differ materially from our projected results please see (i) Part II, Item 1A. “Risk Factors” and elsewhere in this report and our prior report on Form 10-Q for this year, (ii) Part I, Item 1A. “Risk Factors” and elsewhere in our 2013 Form 10-K, (iii) our subsequent reports and registration statements filed from time to time with the SEC and (iv) other announcements we make from time to time.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are an independent energy company engaged in the exploration, development and production of oil, condensate, natural gas and NGLs in the U.S. Our principal business activities include the identification, acquisition, and subsequent exploration and development of oil and natural gas properties with an emphasis on unconventional reserves, such as shale resource plays. We are currently pursuing development within the primarily oil-bearing reservoirs of the Hunton Limestone horizontal oil play in Oklahoma and will test other prospective formations, including the Woodford Shale and the Meramec Shale (middle Mississippi Lime) which are commonly referred to as the Stack Play, on the same acreage. In the Marcellus Shale play in West Virginia, we are continuing the development of liquids-rich natural gas and preparing to test the dry gas Utica Shale play. We completed the sale of substantially all of our East Texas assets on October 2, 2013, with an effective date of January 1, 2013.
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
Our current operational activities are conducted in, and our consolidated revenues are generated from, markets exclusively in the U.S. As of June 30, 2014, our major assets consist of approximately 222,800 gross (126,000 net) acres in Oklahoma and approximately 81,600 gross (58,900 net) acres in the Marcellus Shale in West Virginia and southwestern Pennsylvania, of which 22,500 gross (9,600 net) acres have Utica Shale potential.
The following discussion addresses material changes in our results of operations for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 and material changes in our financial condition since December 31, 2013. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Part I, Item 1. “Financial Statements” of this report, as well as our 2013 Form 10-K, which includes important disclosures regarding our critical accounting policies as part of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Oil and Natural Gas Activities
The following provides an overview of our major oil and natural gas projects. While actively pursuing specific exploration and development activities in each of the following areas, there is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.
Mid-Continent Horizontal Oil Play. The Hunton Limestone is a limestone formation stretching over approximately 2.7 million acres mainly in Oklahoma, but also in the neighboring states of Texas, New Mexico and Arkansas. Hunton Limestone economics are attractive due to the high quality oil production and the associated production of high BTU content natural gas in the area. At June 30, 2014, we held leases covering approximately 222,800 gross (126,000 net) acres in Major, Garfield, Canadian, Kingfisher, Logan, Blaine and Oklahoma Counties, Oklahoma within the Hunton Limestone horizontal oil play.
Our leasing activities are continuing in the initial AMI prospect area and two additional adjacent prospect areas. For the first 12,500 gross acres acquired in the initial AMI prospect, we paid 62.5% of the lease acquisition costs for a 50% leasehold interest and 50% of the lease acquisition costs on additional acres in excess of 12,500 gross acres acquired for a 50% working interest. We will pay 54.25% of the lease acquisition costs in the two new prospect areas for a 50% working interest. In the initial prospect area, we pay 62.5% of the first four wells' gross drilling and completion costs and 56.25% of the next four wells' gross drilling and completion costs to earn a 50% working interest. For all additional wells beyond the first eight in the initial prospect area, we are responsible for paying only the drilling and completion costs associated with our 50% working interest (our approximate net revenue interest is 39.0%). In all subsequent prospect areas, we pay 54.25% of gross drilling and completion costs on all wells drilled in the additional prospect to earn a 50% working interest. Our AMI partner handles all drilling, completion and production activities, and we handle all leasing activities in two of the three AMI prospect areas. We expect to continue to consolidate our acreage position in this region during 2014, both inside and outside of the AMI.
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
On November 15, 2013, we acquired a 98.3% working interest (80.5% net revenue interest) in 24,000 net acres of oil and natural gas leasehold interests in the West Edmond Hunton Lime Unit (“WEHLU”) located in Kingfisher, Logan and Oklahoma Counties, Oklahoma, including production from interests in 56 gross (55.0 net) producing wells, for an adjusted cash purchase price of approximately $177.8 million (reflecting adjustment for an acquisition effective date of August 1, 2013).

As of June 30, 2014 and currently as of the date of this report, we had initial production and drilling operations at various stages on the following wells in our original AMI in the Hunton Limestone formation:

				Cumulative Production Averages(2)
Well Name	Current Working Interest	Approximate Lateral Length (in feet)	Initial Production Rates(1) (BOE/d)	BOE/d	% Oil	Date of First Production or Status	Approximate Gross Costs to Drill & Complete ($ millions)

Jett 1-12H	47.4%	3,900	342	147	86%	February 1, 2014	$6.9
Jones 1-21H	48.4%	4,200	449	277	56%	March 2, 2014	$5.6
Liebhart 1-31H	48.8%	4,400	146	90	77%	March 18, 2014	$6.3
Coronado 1-3H	43.6%	4,300	224	156	78%	March 18, 2014	$5.3
Gamebird 1-7H	48.4%	4,400	653	427	87%	April 3, 2014	$5.5
Sieber 1-31H	33.7%	4,400	1,013	697	80%	April 13, 2014	$5.2
Kodiak 1-29H	45.3%	4,300	1,666	1,042	80%	May 4, 2014	$5.1
Anna Lee 1-30H	50.0%	4,400	N/A	62	88%	May 20, 2014	$5.1
Vaverka 1-20H	46.9%	4,400	N/A	N/A	N/A	July 10, 2014	$5.1
Sasquatch 1-23H	43.4%	4,800	N/A	N/A	N/A	July 27, 2014	$5.0
Hobbs Ranch 1-19H	29.5%	4,400	N/A	N/A	N/A	Awaiting completion	N/A
Yeti 1-29H	32.8%	5,300	N/A	N/A	N/A	Awaiting completion	N/A
Jam 1-4H	25.0%	4,700	N/A	N/A	N/A	Awaiting completion	N/A
Cline 1-13H	54.3%	5,100	N/A	N/A	N/A	Awaiting completion	N/A
Michael J 1-18H	33.3%	5,000	N/A	N/A	N/A	Drilling	N/A
Snowman 1-19H	36.1%	5,000	N/A	N/A	N/A	Drilling	N/A
Danny Ray 1-30H	31.7%	5,000	N/A	N/A	N/A	Drilling	N/A
Shimanek 1-2H	33.7%	5,000	N/A	N/A	N/A	Drilling	N/A

_________________________________

(1)	Represents highest daily gross BOE rate to date.

(2)	Represents average for actual producing days through July 31, 2014.

In addition to the wells above, we also participated on a non-operated basis in wells outside of the AMI operated by our AMI partner. As of June 30, 2014 and currently as of the date of this report, we had initial production and drilling operations at various stages on the following non-operated wells outside the original AMI in the Hunton Limestone formation:

				Cumulative Production Averages(2)
Well Name	Current Working Interest	Approximate Lateral Length (in feet)	Initial Production Rates(1) (BOE/d)	BOE/d	% Oil	Date of First Production or Status	Approximate Gross Costs to Drill & Complete ($ millions)

Rosemary 1-3H	15.6%	3,400	476	297	61%	February 1, 2014	$5.4
Grizzly 1-4H	8.8%	3,600	387	216	58%	May 1, 2014	$4.9
Niemyer 1-2H	15.9%	5,000	N/A	203	70%	June 24, 2014	$5.5
_________________________________

(1)	Represents highest daily gross BOE rate to date.

(2)	Represents average for actual producing dates through July 31, 2014.
As of June 30, 2014 and currently as of the date of this report, we had production and drilling operations at various stages on the following operated wells on our acquired acreage in the lower Hunton Limestone formation:

				Cumulative Production Averages(2)
Well Name	Current Working Interest	Approximate Lateral Length (in feet)	Initial Production Rates(1) (BOE/d)	BOE/d	% Oil	Date of First Production or Status	Approximate Gross Costs to Drill & Complete ($ millions)

Burton 16-1H	79.0%	4,100	319	71	63%	December 7, 2013	$7.7
Townsend 6-1H	100.0%	3,700	303	160	56%	January 10, 2014	$7.0
Taborek 22-1H	87.4%	3,000	270	154	40%	March 6, 2014	$10.0
Easton 22-1H	98.3%	4,900	N/A	N/A	N/A	July 30, 2014	$6.5
Easton 22-2H	98.3%	6,500	N/A	N/A	N/A	August 5, 2014	$3.2
Horseshoe 3-1H	100.0%	5,100	N/A	N/A	N/A	Drilling	N/A
_________________________________

(1)	Represents highest daily gross BOE rate to date.

(2)	Represents average for actual producing dates through July 31, 2014.
The Easton 22-1H well is a lower Hunton Limestone horizontal completion, while the Easton 22-2H is an upper Hunton Limestone horizontal completion. The Easton wells are located within our WEHLU acreage. The Horseshoe 3-1H is a lower Hunton Limestone horizontal completion, that, if successful, should commence flow back operations in early September 2014.
We continue to target our horizontal laterals in the Hunton Limestone formation and increase the number of fracturing stages in the horizontal lateral as warranted by log analysis. We are continuing to monitor well flow back results on recently drilled and completed wells and remain encouraged by the overall well results to date.
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

The following table provides production and operational information about the Mid-Continent for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Mid-Continent	2014	2013	2014	2013
Production:
Oil and condensate (MBbl)	167	35	303	46
Natural gas (MMcf)	631	135	1,289	148
NGLs (MBbl)	103	1	150	1
Total Production (MBoe)	374	58	667	72
Oil and condensate (MBbl/d)	1.8	0.4	1.7	0.3
Natural gas (MMcf/d)	6.9	1.5	7.1	0.8
NGLs (MBbl/d)	1.1	—	0.8	—
Total daily production (MBoe/d)	4.1	0.6	3.7	0.4
Average sales price per unit (1):
Oil and condensate (per Bbl)	$101.81	$91.40	$100.11	$91.39
Natural gas (per Mcf)	$3.85	$5.54	$4.78	$5.62
NGLs (per Bbl)	$34.01	$29.93	$37.26	$28.76
Average sales price per Boe (1)	$61.13	$67.78	$63.00	$70.66

Selected operating expenses (in thousands):
Production taxes	$745	$76	$1,360	$89
Lease operating expenses	$3,793	$499	$6,632	$543
Transportation, treating and gathering	$12	$7	$22	$8
Selected operating expenses per Boe:
Production taxes	$1.99	$1.31	$2.04	$1.25
Lease operating expenses	$10.13	$8.57	$9.94	$7.57
Transportation, treating and gathering	$0.03	$0.13	$0.03	$0.11
Production costs (2)	$10.17	$8.70	$9.97	$7.68
 _________________________________

(1)	Excludes the impact of hedging activities.

(2)	Production costs include lease operating expense, insurance, gathering and workover expense and excludes ad valorem and severance taxes.
Marcellus Shale and Other Appalachia. The Marcellus Shale is Devonian aged shale that underlies much of the Appalachian region of Pennsylvania, New York, Ohio, West Virginia and adjacent states. The depth of the Marcellus Shale and its low permeability make the Marcellus Shale an unconventional exploration target in the Appalachian Basin. Advancements in horizontal drilling and stimulation have produced promising results in the Marcellus Shale. These developments have resulted in increased leasing and drilling activity in the area. As of June 30, 2014, our acreage position in the play was approximately 81,600 gross (58,900 net) acres. We refer to the approximately 31,400 gross (13,700 net) acres reflecting our interest in our Marcellus Shale assets in West Virginia and Pennsylvania subject to the Atinum Joint Venture described below as our Marcellus West acreage. We refer to the approximately 50,200 gross (45,200 net) acres in Preston, Tucker, Pocahontas, Randolph and Pendleton Counties, West Virginia as our Marcellus East acreage. The entirety of our acreage is believed to be in the core, over-pressured area of the Marcellus play. We continue to opportunistically swap acreage with adjacent operators in order to optimize our acreage and maximize horizontal lateral lengths.
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

The Atinum Joint Venture pursued an initial three-year development program that called for the partners to drill a minimum of 60 operated horizontal wells by year-end 2013. Due to natural gas price declines, Atinum and Gastar USA agreed to reduce the minimum wells to be drilled requirements by nine wells to 51 wells from 60 wells. At June 30, 2014, 57 gross operated horizontal wells were capable of production under the Atinum Joint Venture. All of our Marcellus Shale well operations to date were under the Atinum Joint Venture.
As of June 30, 2014 and currently as of the date of this report, we had drilling operations at various stages on the following wells in Marshall County, West Virginia:

Pad	Gross Well Count	Net Well Count	Working Interest	Estimated Net Revenue Interest	Average Lateral Length (in feet) (1)	Status	Estimated Production Date

Goudy(2)	3.0	1.5	50.0%	40.5%	6,100	Awaiting completion	Pending outcome of non-lessor surface owner dispute
Armstrong(3)	7.0	3.5	50.0%	40.5%	5,000	5 wells awaiting completion; 2 top holes drilled	Fourth Quarter 2014
Hansen(4)	3.0	1.5	50.0%	40.5%	4,600	Top holes drilled	Fourth Quarter 2014
	13.0	6.5
 _________________________________

(1)	Average well lateral length approximates the actual average well lateral length for wells that have been completed and the estimated average well lateral length for wells that have not been completed.

(2)	The Goudy pad is projected to ultimately have nine gross wells, four of which were placed on production in August 2013 and three of which are awaiting completion.

(3)	The Armstrong pad is projected to ultimately have nine gross wells.

(4)	The Hansen pad is projected to ultimately have ten gross wells

The following table provides production and operational information about the Marcellus Shale for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Marcellus Shale	2014	2013	2014	2013
Production:
Oil and condensate (MBbl)	40	89	107	152
Natural gas (MMcf)	2,049	2,710	4,463	4,419
NGLs (MBbl)	105	129	213	209
Total production (MBoe)	487	670	1,064	1,098
Oil and condensate (MBbl/d)	0.4	1.0	0.6	0.8
Natural gas (MMcf/d)	22.5	29.8	24.7	24.4
NGLs (MBbl/d)	1.2	1.4	1.2	1.2
Total daily production (MBoe/d)	5.4	7.4	5.9	6.1
Average sales price per unit (1)(2):
Oil and condensate (per Bbl)	$134.02	$51.02	$82.31	$55.55
Natural gas (per Mcf)	$7.38	$3.29	$6.01	$3.12
NGLs (per Bbl)	$13.49	$26.14	$28.00	$27.54
Average sales price per Boe (1)(2)	$45.04	$25.14	$39.10	$25.51
Selected operating expenses (in thousands):
Production taxes (3)	$1,293	$1,085	$2,571	$1,695
Lease operating expenses (3)	$1,084	$865	$2,288	$1,724
Transportation, treating and gathering (3)	$2,134	$175	$2,749	$410
Selected operating expenses per Boe:
Production taxes (3)	$2.66	$1.62	$2.42	$1.54
Lease operating expenses (3)	$2.23	$1.29	$2.15	$1.57
Transportation, treating and gathering (3)	$4.38	$0.26	$2.58	$0.37
Production costs (4)	$6.20	$1.41	$4.33	$1.77
_________________________________

(1)	Excludes the impact of hedging activities.

(2)
The three and six months ended June 30, 2014 include the benefit of a one-time revenue adjustment related to an arbitration settlement. Excluding the arbitration settlement adjustment impact, average sales prices would have been as follows:

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Marcellus Shale
Average sales price per unit:
Oil and condensate (per Bbl)	$55.59	$52.97
Natural gas (per Mcf)	$3.42	$4.19
NGLs (per Bbl)	$19.93	$31.17
Average sales price per Boe	$23.26	$29.14

(3)
The three and six months ended June 30, 2014 include a one-time adjustment to production taxes, lease operating expenses and transportation, treating and gathering related to an arbitration settlement. Excluding the arbitration settlement adjustment impact, production taxes, lease operating expenses and transportation, treating and gathering per Boe would have been as follows:

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Marcellus Shale
Selected operating expenses per Boe:
Production taxes	$1.46	$1.87
Lease operating expenses	$2.61	$2.32
Transportation, treating and gathering	$1.13	$1.09

(4)
Production costs include lease operating expenses, insurance, gathering and workover expense and excludes ad valorem and severance taxes. Excluding the arbitration settlement adjustment impact, production costs for the three and six months ended June 30, 2014 would have been as follows:

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Marcellus Shale
Selected operating expenses per Boe:
Production costs	$3.33	$3.02
On April 5, 2014, our Marshall County, West Virginia production was shut-in due to a rupture of a pipeline operated by Williams. Production operations resumed on April 9, 2014 at reduced rates following the 4.5 day shut-in and subsequently, on April 15, 2014, production operations resumed with no restrictions following the successful rerouting of natural gas volumes through the Williams operated midstream system and return to service of the pipeline that transports condensate from the field to processing facilities. We estimate that our second quarter of 2014 production was reduced by approximately 162,000 Mcf of residual natural gas, 4,900 Bbls of condensate and 8,000 Bbls of NGLs (0.4 MBoe/d) as a result of this incident.
Utica Shale. The Utica Shale is Ordovician aged shale that underlies much of the Appalachian region of Pennsylvania, Ohio and West Virginia. The depth of the Utica Shale and its low permeability make it an unconventional exploration target in the Appalachian Basin. Advancements in horizontal drilling and hydraulic fracture stimulation have produced promising results in the Utica Shale, some in close proximity to our existing Marcellus West acreage. Based on log analysis of offsetting wells, recent Utica Shale completions by other nearby operators and the drilling and logging of our first horizontal Utica Shale well, we believe that approximately 22,500 gross (9,600 net) acres of our Marcellus West acreage should be prospective for high-pressure, high-deliverability dry natural gas development in the Utica Shale. We spudded our first Utica Shale well, the Simms U-5H, on April 3, 2014. We drilled the Simms U-5H to a total vertical depth of 11,500 feet and drilled a 4,800-foot lateral. We recently completed a 25-stage fracture stimulation of the well. We plan to “soak” the well for approximately three weeks before turning the well to production. First sales are expected in early September 2014. Our working interest in the Simms U-5H is 50.0% (43.2% net revenue interest).

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

The following table provides information about production volumes, average prices of natural gas and oil and operating expenses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per unit amounts)
Production:
Oil and condensate (MBbl)	207	127	410	205
Natural gas (MMcf)	2,680	3,692	5,752	6,391
NGLs (MBbl)	208	130	363	210
Total production (MBoe)	861	873	1,732	1,481
Daily production:
Oil and condensate (MBbl/d)	2.3	1.4	2.3	1.1
Natural gas (MMcf/d)	29.5	40.6	31.8	35.3
NGLs (MBbl/d)	2.3	1.4	2.0	1.2
Total daily production (MBoe/d)	9.5	9.6	9.6	8.2
Average sales price per unit(1):
Oil and condensate per Bbl, excluding impact of hedging activities	$108.06	$63.36	$95.45	$65.07
Oil and condensate per Bbl, including impact of hedging activities (2)	$102.52	$62.97	$91.15	$68.93
Natural gas per Mcf, excluding impact of hedging activities	$6.55	$3.36	$5.73	$3.13
Natural gas per Mcf, including impact of hedging activities (2)	$6.06	$3.26	$5.14	$3.64
NGLs per Bbl, excluding impact of hedging activities	$23.62	$26.17	$31.82	$27.54
NGLs per Bbl, including impact of hedging activities (2)	$18.66	$25.93	$27.20	$32.92
Average sales price per Boe, excluding impact of hedging activities	$52.03	$27.36	$48.31	$26.45
Average sales price per Boe, including impact of hedging activities (2)	$47.98	$26.85	$44.35	$29.95
Selected operating expenses:
Production taxes (3)	$2,037	$1,150	$3,931	$1,793
Lease operating expenses (3)	$4,877	$2,169	$8,921	$4,006
Transportation, treating and gathering (3)	$2,146	$1,124	$2,771	$2,288
Depreciation, depletion and amortization	$10,280	$7,596	$22,662	$12,961
General and administrative expense	$3,893	$4,964	$8,656	$7,966
Selected operating expenses per Boe:
Production taxes (3)	$2.37	$1.32	$2.27	$1.21
Lease operating expenses (3)	$5.66	$2.48	$5.15	$2.71
Transportation, treating and gathering (3)	$2.49	$1.29	$1.60	$1.55
Depreciation, depletion and amortization	$11.94	$8.70	$13.09	$8.75
General and administrative expense	$4.52	$5.69	$5.00	$5.38
Production costs (4)	$7.92	$3.54	$6.51	$3.98
_________________________________

(1)The three and six months ended June 30, 2014 include the benefit of a one-time revenue adjustment related to an arbitration settlement. Excluding the arbitration settlement adjustment impact, average sales prices would have been as follows:

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Average sales price per unit:
Oil and condensate per Bbl, excluding impact of hedging activities	$92.84	$87.77
Oil and condensate per Bbl, including impact of hedging activities (2)	$87.30	$83.47
Natural gas per Mcf, excluding impact of hedging activities	$3.52	$4.32
Natural gas per Mcf, including impact of hedging activities (2)	$3.03	$3.73
NGLs per Bbl, excluding impact of hedging activities	$26.88	$33.69
NGLs per Bbl, including impact of hedging activities (2)	$21.92	$29.07
Average sales price per Boe, excluding impact of hedging activities	$39.72	$42.19
Average sales price per Boe, including impact of hedging activities (2)	$35.67	$38.23

(2)	The impact of hedging includes the gain (loss) on commodity derivative contracts settled during the periods presented.
(3)The three and six months ended June 30, 2014 include a one-time adjustment to production taxes, lease operating expenses and transportation, treating and gathering related to an arbitration settlement. Excluding the arbitration settlement adjustment impact, production taxes, lease operating expenses and transportation, treating and gathering per Boe would have been as follows:

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Selected operating expenses per Boe:
Production taxes	$1.69	$1.93
Lease operating expenses	$5.88	$5.26
Transportation, treating and gathering	$0.65	$0.69
(4)Production costs include lease operating expenses, insurance, gathering and workover expense and excludes ad valorem and severance taxes. Excluding the arbitration settlement adjustment impact, production costs for the three and six months ended June 30, 2014 would have been as follows:

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Selected operating expenses per Boe:
Production costs	$6.30	$5.70

Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013
Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) were $44.8 million for the three months ended June 30, 2014, up 88% from $23.9 million for the three months ended June 30, 2013. The increase in revenues was the result of a 90% increase in weighted average realized prices partially offset by a 1% decrease in production. Excluding the $10.6 million benefit of a one-time revenue adjustment related to an arbitration settlement, weighted average realized prices increased 45% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Average daily production on an equivalent basis was 9.5 MBoe/d for the three months ended June 30, 2014 compared to 9.6 MBoe/d for the same period in 2013. Oil, condensate and NGLs production represented approximately 48% of total production for the three months ended June 30, 2014 compared to 29% of total production for the three months ended June 30, 2013. The one-time arbitration settlement did not have any impact on production volumes.
Liquids revenues (oil, condensate and NGLs) represented approximately 61% of our total oil, condensate, natural gas and NGLs revenues for the three month period ended June 30, 2014 compared to 48% for the three month period ended June 30, 2013. Excluding a one-time adjustment related to an arbitration settlement, liquids revenues represented approximately 72% of our total oil, condensate, natural gas and NGLs revenues for the three month period ended June 30, 2014. We are continuing to focus our drilling activity in the liquids-rich portions of the Marcellus Shale and the Mid-Continent oil play. If current trends of natural gas prices relative to oil, condensate and NGLs prices continue, and assuming that we successfully and timely complete our 2014 drilling activity, we expect our liquids revenues to continue to increase as a percentage of total oil, condensate, natural gas and NGLs revenues during the remainder of 2014.
During the three months ended June 30, 2014, we had commodity derivative contracts covering approximately 99% of our natural gas production, which resulted in a loss on natural gas commodity derivatives contracts settled during the quarter of $1.3 million and resulted in a decrease in total price realized from $6.55 per Mcf to $6.06 per Mcf. Excluding the benefit of the one-time revenue adjustment related to an arbitration settlement, the total price realized for natural gas including the loss on natural gas commodity derivatives contracts settled during the quarter ended June 30, 2014 would have decreased from $3.52 per Mcf to $3.03 per Mcf. The loss on commodity derivative contracts settled during the period includes a loss of $80,000 for amortization of prepaid premiums. Excluding the non-cash amortization, the impact of hedging on natural gas sales was a decrease in revenues of $1.2 million of NYMEX hedge losses. For additional information regarding our natural gas hedging positions as of June 30, 2014, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the three months ended June 30, 2013, the impact of hedging on natural gas sales was a decrease of $369,000 in natural gas revenues resulting in a decrease in total price realized from $3.36 per Mcf to $3.26 per Mcf.
During the three months ended June 30, 2014, we had commodity derivative contracts covering approximately 60% of our oil and condensate production. The impact of hedging on oil and condensate sales during the three months ended June 30, 2014 was a decrease of $1.1 million in oil and condensate revenues and resulted in a decrease in total price realized from $108.06 per Bbl to $102.52 per Bbl. Excluding the benefit of the one-time revenue adjustment related to an arbitration settlement, the total price realized for oil and condensate including the loss on oil and condensate commodity derivatives contracts settled during the quarter ended June 30, 2014 would have decreased from $92.84 per Bbl to $87.30 per Bbl. The loss on oil and condensate commodity derivatives contracts settled during the period includes a loss of $9,000 for amortization of prepaid premiums. For additional information regarding our oil and condensate hedging positions as of June 30, 2014, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the three months ended June 30, 2013, the impact of hedging on oil and condensate sales was a decrease of $48,000 in oil and condensate revenues, which resulted in a decrease in total price realized from $63.36 per Bbl to $62.97 per Bbl. For both periods, we designated 50% of our current crude hedges as price protection for our NGLs production.
During the three months ended June 30, 2014, we had commodity derivative contracts covering approximately 82% of our NGLs production. The impact of hedging on NGLs sales during the three months ended June 30, 2014 was a decrease of $1.0 million in NGLs revenues and resulted in a decrease in total price realized from $23.62 per Bbl to $18.66 per Bbl. Excluding the impact of the one-time revenue adjustment related to an arbitration settlement, the total price realized for NGLs including the loss on NGLs commodity derivatives contracts settled during the quarter ended June 30, 2014 would have decreased from $26.88 per Bbl to $21.92 per Bbl. The loss on NGLs commodity derivatives contracts settled during the period includes a loss of $9,000 for amortization of prepaid premiums. For additional information regarding our NGLs hedging positions as of June 30, 2014, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the three months ended June 30, 2013, the impact of hedging on NGLs sales was a decrease of $32,000 in NGLs revenues which resulted in a decrease in total price realized from $26.17 per Bbl to $25.93 per Bbl.
Losses related to the change in mark to market value for outstanding commodity derivatives contracts for the three months ended June 30, 2014 were $5.4 million compared to gains of $7.5 million for the three months ended June 30, 2013. The increase in the mark to market loss is primarily the result of higher commodity prices and the changes in hedge contracts during the period compared to the prior year.
Production taxes. We reported production taxes of $2.0 million for the three months ended June 30, 2014 compared to $1.2 million for the three months ended June 30, 2013. Production taxes reported for the three months ended June 30, 2014 include $584,000 of additional production taxes attributed to the one-time revenue adjustment resulting from an arbitration settlement. Excluding the adjustment, the increase in production taxes primarily resulted from higher revenues in West Virginia and Oklahoma due to increased oil, condensate, natural gas and NGLs production from new wells drilled or acquired. Production taxes for the three months ended June 30, 2014 and 2013 were approximately 5% of oil, condensate, natural gas and NGLs revenues.
Lease operating expenses. We reported lease operating expenses (“LOE”) of $4.9 million for the three months ended June 30, 2014 compared to $2.2 million for the three months ended June 30, 2013. Our total LOE was $5.66 per Boe for the three months ended June 30, 2014 compared to $2.48 per Boe for the same period in 2013. Excluding $185,000 of a one-time reduction to LOE related to an arbitration settlement, our total LOE would have been $5.88 per Boe for the quarter ended June 30, 2014. The increase in our LOE was primarily due to a $2.9 million increase in controllable LOE resulting from new wells and higher overall costs associated with producing oil versus natural gas partially offset by a $42,000 decrease in insurance and ad valorem costs. The quarter ended June 30, 2014 also includes approximately $350,000 of LOE costs associated with pump repair and scale removal.

Transportation, treating and gathering. We reported transportation expenses of $2.1 million for the three months ended June 30, 2014 compared to $1.1 million for the three months ended June 30, 2013. Transportation, treating and gathering expense reported for the three months ended June 30, 2014 includes $1.6 million of expenses attributed to a one-time adjustment related to an arbitration settlement. Excluding the one-time adjustment, current quarter transportation expenses would have been $562,000. The decrease in transportation expenses between quarters is primarily due to the elimination of approximately $933,000 of transportation fees due to the sale of our East Texas properties on October 2, 2013 partially offset by higher transportation and marketing fees on our Marcellus Shale wells.
Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) expense of $10.3 million for the three months ended June 30, 2014 up from $7.6 million for the three months ended June 30, 2013. The increase in DD&A expense was the result of a 37% increase in the DD&A rate per Boe partially offset by a 1% decrease in production. The DD&A rate for the three months ended June 30, 2014 was $11.94 per Boe compared to $8.70 per Boe for the same period in 2013. The increase in the rate is primarily due to 2013 higher cost liquids (oil, condensate and NGLs) focused acquisitions and drilling resulting in an increase in our total liquids production as a percentage of total production for the second quarter of 2014 of 48% compared to 29% for the same period in 2013.
General and administrative expense. We reported general and administrative expenses of $3.9 million for the three months ended June 30, 2014, down from $5.0 million for the three months ended June 30, 2013. Non-cash stock-based compensation expense, which is included in general and administrative expense, was $1.0 million for the three months ended June 30, 2014 compared to $1.1 million for the three months ended June 30, 2013. Excluding stock-based compensation expense, general and administrative expense decreased $927,000 to $2.9 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This decrease is primarily due to the prior year quarter including $1.4 million of acquisition costs partially offset by higher personnel costs due to a larger asset base compared to the prior period.
Gain on acquisition of assets at fair value. We reported a bargain purchase gain of $43.7 million for the three months ended June 30, 2013 for the acquisition of the Chesapeake Assets. Our preliminary assessment of the fair value of the Chesapeake Assets resulted in a fair market valuation of $113.5 million. As a result of incorporating the valuation information into the purchase price allocation, a bargain purchase gain of $43.7 million was recognized during the second quarter of 2013. The bargain purchase gain was primarily attributable to the non-strategic nature of the divestiture to the seller, coupled with favorable economic trends in the industry and the geographic region in which the Chesapeake Assets are located. With the completion of the asset valuation during the fourth quarter of 2013, the Company recorded deferred tax expense associated with the gain of $16.0 million. As a result of incorporating the final valuation information into the purchase price allocation, a net after tax bargain purchase gain of $27.7 million was recognized in 2013. Due to our existing net operating loss tax position, we also recognized a corresponding income tax benefit of $16.0 million in the fourth quarter of 2013.
Interest expense. We reported interest expense of $6.9 million for the three months ended June 30, 2014 compared to $3.5 million for the three months ended June 30, 2013. The increase in interest expense is directly related to the issuance in May and November of 2013 of $200.0 million and $125.0 million, respectively, of 8 5/8% Senior Secured Notes due May 2018.
Dividends on preferred stock. We reported dividends on preferred stock of $3.6 million for the three months ended June 30, 2014 compared to $2.1 million for the three months ended June 30, 2013. The Series A Preferred Stock had a stated value of approximately $78.8 million and $76.8 million at June 30, 2014 and 2013, respectively, and carries a cumulative dividend rate of 8.625% per annum. Dividends on the Series A Preferred Stock were $2.2 million and $2.1 million for the three months ended June 30, 2014 and 2013, respectively. There were 4,045,000 shares and 3,958,160 shares of Series A Preferred Stock outstanding at June 30, 2014 and 2013, respectively. The Series B Preferred Stock, issued during November 2013, had a stated value of approximately $53.5 million at June 30, 2014 and carries a cumulative dividend rate of 10.75% per annum. Dividends on the Series B Preferred Stock were $1.4 million for the three months ended June 30, 2014. Based on the number of shares of Series A Preferred Stock and Series B Preferred Stock outstanding at June 30, 2014, our future stated preferred dividend expense is approximately $3.6 million per quarter, which is subject to being declared and paid monthly.

Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013
Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) were $83.6 million for the six months ended June 30, 2014, up 114% from $39.2 million for the six months ended June 30, 2013. The increase in revenues was the result of a 17% increase in production and a 83% increase in weighted average realized prices. Excluding the benefit of a one-time revenue adjustment of $10.6 million related to an arbitration settlement, weighted average realized prices increased 60% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Average daily production on an equivalent basis was 9.6 MBoe/d for the six months ended June 30, 2014 compared to 8.2 MBoe/d for the same period in 2013. Oil, condensate and NGLs production represented approximately 45% of total production for the six months ended June 30, 2014 compared to 28% of total production for the six months ended June 30, 2013. The one-time arbitration settlement did not have any impact on production volumes.

Liquids revenues (oil, condensate and NGLs) represented approximately 61% of our total oil, condensate, natural gas and NGLs revenues for the six month period ended June 30, 2014 compared to 49% for the six month period ended June 30, 2013. Excluding a one-time adjustment related to an arbitration settlement, liquids revenues represented approximately 66% of our total oil, condensate, natural gas and NGLs revenues for the three month period ended June 30, 2014. We are continuing to focus our drilling activity in the liquids-rich portions of the Marcellus Shale and the Mid-Continent oil play. If current trends of natural gas prices relative to oil, condensate and NGLs prices continue, and assuming that we successfully and timely complete our 2014 drilling activity, we expect our liquids revenues to continue to increase as a percentage of total oil, condensate, natural gas and NGLs revenues during the remainder of 2014.
During the six months ended June 30, 2014, we had commodity derivative contracts covering approximately 87% of our natural gas production, which resulted in a loss on natural gas commodity derivatives contracts settled during the six months ended June 30, 2014 of $3.4 million and resulted in a decrease in total price realized from $5.73 per Mcf to $5.14 per Mcf. Excluding the benefit of the one-time revenue adjustment related to an arbitration settlement, the total price realized for natural gas including the loss on natural gas commodity derivatives contracts settled during the six months ended June 30, 2014 would have decreased from $4.32 per Mcf to $3.73 per Mcf. The loss on commodity derivative contracts settled during the period includes a loss of $123,000 for amortization of prepaid premiums. For additional information regarding our natural gas hedging positions as of June 30, 2014, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the six months ended June 30, 2013, the impact of hedging on natural gas sales was an increase of $3.3 million in natural gas revenues resulting in an increase in total price realized from $3.13 per Mcf to $3.64 per Mcf.
During the six months ended June 30, 2014, we had commodity derivative contracts covering approximately 61% of our oil and condensate production. The impact of hedging on oil and condensate sales during the six months ended June 30, 2014 was a decrease of $1.8 million in oil and condensate revenues and resulted in a decrease in total price realized from $95.45 per Bbl to $91.15 per Bbl. Excluding the benefit of the one-time revenue adjustment related to an arbitration settlement, the total price realized for oil and condensate including the loss on oil and condensate commodity derivatives contracts settled during the six months ended June 30, 2014 would have decreased from $87.77 per Bbl to $83.47 per Bbl. The loss on oil and condensate commodity derivatives contracts settled during the period includes a loss of $18,000 for amortization of prepaid premiums. For additional information regarding our oil and condensate hedging positions as of June 30, 2014, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the six months ended June 30, 2013, the impact of hedging on oil and condensate sales was an increase of $793,000 in oil and condensate revenues, which resulted in an increase in total price realized from $65.07 per Bbl to $68.93 per Bbl. For both periods, we designated 50% of our current crude hedges as price protection for our NGLs production.
During the six months ended June 30, 2014, we had commodity derivative contracts covering approximately 86% of our NGLs production. The impact of hedging on NGLs sales during the six months ended June 30, 2014 was a decrease of $1.7 million in NGLs revenues and resulted in a decrease in total price realized from $31.82 per Bbl to $27.20 per Bbl. Excluding the impact of the one-time revenue adjustment related to an arbitration settlement and related adjustments, the total price realized for NGLs including the loss on NGLs commodity derivatives contracts settled during the six months ended June 30, 2014 would have decreased from $33.69 per Bbl to $29.07 per Bbl. The loss on NGLs commodity derivatives contracts settled during the period includes a loss of $18,000 for amortization of prepaid premiums. For additional information regarding our NGLs hedging positions as of June 30, 2014, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the six months ended June 30, 2013, the impact of hedging on NGLs sales was an increase of $1.1 million in NGLs revenues which resulted in an increase in total price realized from $27.54 per Bbl to $32.92 per Bbl.
Losses related to the change in mark to market value for outstanding commodity derivatives contracts for the six months ended June 30, 2014 were $8.6 million compared to losses of $2.2 million for the six months ended June 30, 2013. The increase in the mark to market loss is primarily the result of higher commodity prices and the changes in hedge contracts during the period.
Production taxes. We reported production taxes of $3.9 million for the six months ended June 30, 2014 compared to $1.8 million for the six months ended June 30, 2013. Production taxes reported for the six months ended June 30, 2014 include $584,000 of additional production taxes attributed to the one-time revenue adjustment resulting from an arbitration settlement. Excluding the adjustment, the increase in production taxes primarily resulted from higher revenues in West Virginia and Oklahoma due to increased oil, condensate, natural gas and NGLs production from new wells drilled or acquired. Production taxes for the six months ended June 30, 2014 and 2013 were approximately 5% of oil, condensate, natural gas and NGLs revenues.
Lease operating expenses. We reported LOE of $8.9 million for the six months ended June 30, 2014 compared to $4.0 million for the six months ended June 30, 2013. Our total LOE was $5.15 per Boe for the six months ended June 30, 2014 compared to $2.71 per Boe for the same period in 2013. Excluding $185,000 of a one-time reduction to LOE related to an arbitration settlement, our total LOE would have been $5.26 per Boe for the six months ended June 30, 2014. The increase in our LOE was primarily due to a $5.3 million increase in controllable LOE resulting from new wells and higher overall costs associated with producing oil versus natural gas partially offset by a $207,000 decrease in workover costs and a $60,000 decrease in insurance costs. The six months ended June 30, 2014 also includes approximately $350,000 of LOE costs associated with pump repair and scale removal.
Transportation, treating and gathering. We reported transportation expenses of $2.8 million for the six months ended June 30, 2014 compared to $2.3 million for the six months ended June 30, 2013. Transportation, treating and gathering expense reported for the six months ended June 30, 2014 includes $1.6 million of expense attributed to a one-time adjustment related to an arbitration settlement. Excluding the one-time adjustment, current year to date transportation expense would have been $1.2 million. The decrease in transportation expense from June 30, 2013 to June 2014 is primarily due to the elimination of approximately $1.9 million of transportation fees due to the sale of our East Texas properties on October 2, 2013 partially offset by higher transportation and marketing fees on our Marcellus Shale wells.
Depreciation, depletion and amortization. We reported DD&A expense of $22.7 million for the six months ended June 30, 2014 up from $13.0 million for the six months ended June 30, 2013. The increase in DD&A expense was the result of a 17% increase in production and a 50% increase in the DD&A rate per Boe. The DD&A rate for the six months ended June 30, 2014 was $13.09 per Boe compared to $8.75 per Boe for the same period in 2013. The increase in the rate is primarily due to 2013 higher cost liquids (oil, condensate and NGLs) focused acquisitions and drilling resulting in an increase in our total liquids production as a percentage of total production for the six months ended June 30, 2014 of 45% compared to 28% for the same period in 2013.
General and administrative expense. We reported general and administrative expenses of $8.7 million for the six months ended June 30, 2014, up from $8.0 million for the six months ended June 30, 2013. Non-cash stock-based compensation expense, which is included in general and administrative expense, increased $566,000 to $2.5 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in stock-based compensation expense is due to the granting of additional PBUs to executives and an increase in restricted share grants due to the increase in employees coupled with an increase in grant fair value for the 2014 grants compared to the 2013 grants due to a higher stock price on the date of grant. Excluding stock-based compensation expense, general and administrative expense increased $124,000 to $6.1 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase is primarily due to higher personnel costs resulting from a larger asset base compared to the prior period and increased public company expenses and legal fees partially offset by lower acquisition costs.
Litigation settlement expense. We did not report any litigation settlement expense for the six months ended June 30, 2014. We reported $1.0 million of litigation settlement expense for the six months ended June 30, 2013 for the settlement of litigation with Chesapeake on March 28, 2013.
Gain on acquisition of assets at fair value. We reported a bargain purchase gain of $43.7 million for the six months ended June 30, 2013 for the acquisition of the Chesapeake Assets. Our preliminary assessment of the fair value of the Chesapeake Assets resulted in a fair market valuation of $113.5 million. As a result of incorporating the valuation information into the purchase price allocation, a bargain purchase gain of $43.7 million was recognized during the second quarter of 2013. The bargain purchase gain was primarily attributable to the non-strategic nature of the divestiture to the seller, coupled with favorable economic trends in the industry and the geographic region in which the Chesapeake Assets are located. With the completion of the asset valuation during the fourth quarter of 2013, the Company recorded deferred tax expense associated with the gain of $16.0 million. As a result of incorporating the final valuation information into the purchase price allocation, a net after tax bargain purchase gain of $27.7 million was recognized in 2013. Due to our existing net operating loss tax position, we also recognized a corresponding income tax benefit of $16.0 million in the fourth quarter of 2013.
Interest expense. We reported interest expense of $13.8 million for the six months ended June 30, 2014 compared to $4.2 million for the six months ended June 30, 2013. The increase in interest expense is directly related to the issuance in May and November of 2013 of $200.0 million and $125.0 million, respectively, of 8 5/8% Senior Secured Notes due May 2018.
Dividends on preferred stock. We reported dividends on preferred stock of $7.2 million for the six months ended June 30, 2014 compared to $4.3 million for the six months ended June 30, 2013. The Series A Preferred Stock had a stated value of approximately $78.8 million and $76.8 million at June 30, 2014 and 2013, respectively, and carries a cumulative dividend rate of 8.625% per annum. Dividends on the Series A Preferred Stock were $4.3 million for the six months ended June 30, 2014 and 2013, respectively. There were 4,045,000 shares and 3,958,160 shares of Series A Preferred Stock outstanding at June 30, 2014 and 2013, respectively. The Series B Preferred Stock, issued during November 2013, had a stated value of approximately $53.5 million at June 30, 2014 and carries a cumulative dividend rate of 10.75% per annum. Dividends on the Series B Preferred Stock were $2.9 million for the six months ended June 30, 2014. Based on the number of shares of Series A Preferred Stock and Series B Preferred Stock outstanding at June 30, 2014, our future stated preferred dividend expense is approximately $3.6 million per quarter, which is subject to being declared and paid monthly.

Liquidity and Capital Resources
Overview. Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities or asset sales, availability under the Revolving Credit Facility, issuances of additional senior secured notes or preferred or common equity and access to capital markets, to the extent available. We believe that the funds from operating cash flows, available borrowings under our Revolving Credit Facility and proceeds from capital markets transactions should be sufficient to meet our cash requirements for at least the next 12 months. We continually evaluate our capital needs and compare them to our capital resources and ability to raise funds in the financial markets. We adjust our future capital expenditures in response to changes in oil, condensate, natural gas and NGLs prices, drilling results and cash flow.
For the six months ended June 30, 2014, we reported cash flows provided by operating activities of $49.8 million. For the six months ended June 30, 2014, we reported net cash used in investing activities of $68.3 million primarily for the development and purchase of oil and natural gas properties. For the six months ended June 30, 2014, we reported net cash provided by financing activities of $10.9 million, consisting of $20.0 million of net borrowings under our Revolving Credit Facility partially offset by $7.2 million of dividends paid on the preferred stock and $3.7 million of tax withholding related to restricted stock and PBU vestings during the period. As a result of these activities, our cash and cash equivalents balance decreased by $7.6 million, resulting in a cash and cash equivalents balance of $24.8 million at June 30, 2014.
At June 30, 2014, we had a net working capital deficit of approximately $23.1 million, including $9.8 million of advances from non-operators. At June 30, 2014, availability under our Revolving Credit Facility was $100.0 million.
Future capital and other expenditure requirements. Capital expenditures for the remainder of 2014, excluding acquisitions, are currently projected to be approximately $151.2 million. In the Marcellus Shale and Mid-Continent, we expect to spend $66.1 million and $81.7 million, respectively, for drilling, completion, infrastructure, lease acquisition and seismic costs. In addition, we have allocated $3.4 million for capitalized interest and other costs. We plan to fund our remaining 2014 capital budget through existing cash balances, internally generated cash flow from operating activities, borrowings under the Revolving Credit Facility, possible divestiture of assets and the possible issuance of debt or equity securities or some combination thereof. Our future capital expenditures and the scope of our drilling activities may change as a result of several factors, including, but not limited to, changes in oil, condensate, natural gas and NGLs prices, costs of drilling and completion and leasehold acquisitions, drilling results and changes in the borrowing base under the Revolving Credit Facility. We operate approximately 70% of our remaining budgeted 2014 capital expenditures, and thus, we could reduce a significant portion of 2014 capital expenditures if necessary to better match available capital resources.
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
At June 30, 2014, the estimated fair value of all of our commodity derivative instruments was a net liability of $4.6 million, comprised of current and non-current assets and liabilities. By removing the price volatility from a portion of our oil, condensate, natural gas and NGLs sales for 2014 through 2018, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows for those periods. While mitigating negative effects of falling commodity prices, certain derivative contracts also limit the benefits we could receive from increases in commodity prices. In conjunction with certain commodity derivative hedging activity, we deferred the payment of certain put premiums for the production month period September 2014 through August 2018. At June 30, 2014, we had a current commodity premium payable of $1.4 million and a long-term commodity premium payable of $6.0 million. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.
As of June 30, 2014, all of our commodity derivative hedge positions were with a multinational energy company or large financial institutions, each of which is not known to us to be in default on their derivative positions. We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.

Revolving Credit Facility. Effective June 7, 2013, we amended and restated our revolving credit facility. As amended, our Revolving Credit Facility had an initial borrowing base of $50.0 million. On March 26, 2014, the borrowing base under the Revolving Credit Facility was increased by the lending participants to $120.0 million. At June 30, 2014, we had $20.0 million outstanding under our Revolving Credit Facility. Borrowing base redeterminations are scheduled semi-annually with the next redetermination scheduled for November 2014. However, we and the lenders may each request one additional unscheduled redetermination during any six-month period between scheduled redeterminations. Borrowings under the Revolving Credit Facility bear interest, at our election, at the reference rate or the Eurodollar rate plus an applicable margin. Pursuant to the Revolving Credit Facility, the reference rate is the greater of (i) the rate of interest publicly announced by the administrative agent or (ii) the federal funds rate plus 50 basis points. The applicable interest rate margin varies from 1.0% to 2.0% in the case of borrowings based on the reference rate and from 2.0% to 3.0% in the case of borrowings based on the Eurodollar rate, depending on the utilization percentage in relation to the borrowing base. Under the Revolving Credit Facility, we are subject to certain financial covenants, including interest coverage ratio, a total net indebtedness to EBITDA ratio and current ratio requirement, as adjusted. On August 1, 2014, our availability under our Revolving Credit Facility was $100.0 million.
At June 30, 2014, we were in compliance with all financial covenants under the Revolving Credit Facility. For a more detailed description of the terms of our Revolving Credit Facility, see Part I, Item 1. “Financial Statements, Note 4 – Long-Term Debt” of this report.
Senior Secured Notes. During 2013, we issued by private placements under an indenture of $325.0 million aggregate principal amount of 8 5/8% Senior Secured Notes that mature on May 15, 2018. The Notes bear interest at a rate of 8.625% per year, payable semiannually in arrears on May 15 and November 15 of each year. In May 2014, holders of the 8 5/8% Senior Secured Notes due 2018 exchanged their notes for registered notes with the same terms. For a more detailed description of the terms of our Notes, see Part I, Item 1. “Financial Statements, Note 4 - Long-Term Debt - Senior Secured Notes” of this report. At June 30, 2014, we were in compliance with all covenants under the indenture governing the Notes.
Series A Preferred Stock. For the three and six months ended June 30, 2014, we sold 49,714 shares and 86,840 shares, respectively, of Series A Preferred Stock under our ATM Agreement for net proceeds of $1.2 million and $2.1 million, respectively. We pay cumulative dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference. For the three and six months ended June 30, 2014, we recognized dividend expense of $2.2 million and $4.3 million, respectively, for the Series A Preferred Stock.
Series B Preferred Stock. On November 7, 2013, we issued 2,140,000 shares of 10.75% Series B Preferred Stock at the stated par value of $25.00 per share. We pay cumulative dividends on the Series B Preferred Stock at a fixed rate of 10.75% per annum of the $25.00 per share liquidation preference. For the three and six months ended June 30, 2014, we recognized dividend expense of $1.4 million and $2.9 million, respectively, for the Series B Preferred Stock.
Off-Balance Sheet Arrangements
As of June 30, 2014, we had no off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.
Commitments and Contingencies
As is common within the industry, we have entered into various commitments and operating agreements related to the exploration and development of and production from proved oil and natural gas properties. It is management’s belief that such commitments will be met without a material adverse effect on our financial position, results of operations or cash flows.
We are party to various litigation matters and administrative claims arising out of the normal course of business. Although the ultimate outcome of each of these matters cannot be absolutely determined and the liability the Company may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters, management does not believe any such matters will have a material adverse effect on our financial position, results of operations or cash flows. A discussion of current legal proceedings is set forth in Part I, Item 1. “Financial Statements, Note 12 – Commitments and Contingencies” of this report.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities and the related disclosures in the accompanying condensed consolidated financial statements. Changes in these estimates and assumptions could materially affect our financial position, results of operations or cash flows. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made; and

•	Changes in the estimate or different estimates could have a material impact on our consolidated results of operations or financial condition.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Our major commodity price risk exposure is to the prices received for our oil, condensate, natural gas and NGLs production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil, condensate, natural gas and NGLs in the region produced. Prices received for oil, condensate, natural gas and NGLs are volatile and unpredictable and are beyond our control. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. For the three and six months ended June 30, 2014, a 10% change in the prices received for oil, condensate, natural gas and NGLs production excluding the benefit of a one-time adjustment related to settlement arbitration would have had an approximate $3.4 million and $7.3 million impact, respectively, on our revenues prior to hedge transactions to mitigate our commodity pricing risk. See Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report for additional information regarding our hedging activities.
Interest Rate Risk
At June 30, 2014, we had $20.0 million outstanding under the Revolving Credit Facility. Based on the amount outstanding under our Revolving Credit Facility at June 30, 2014, a one percentage point change in the interest rate would have had a $33,000 impact on our interest expense. The amount outstanding under the Notes is at fixed interest of 8.625% per annum. We currently do not use interest rate derivatives to mitigate our exposure to the volatility in interest rates, including under the Revolving Credit Facility, as this risk is minimal.

Item 4. Controls and Procedures
Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
A discussion of current legal proceedings is set forth in Part I, Item 1. “Financial Statements, Note 12 – Commitments and Contingencies” of this report.

Item 1A. Risk Factors
Information about material risks related to our business, financial condition and results of operations for the three and six months ended June 30, 2014 does not materially differ from that set out under Part I, Item 1A. “Risk Factors” in our 2013 Form 10-K. You should carefully consider the risk factors and other information discussed in our 2013 Form 10-K, as well as the information provided in this report. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosure
Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
The exhibits required to be filed or furnished pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Form 10-Q and are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASTAR EXPLORATION INC.

Date:	August 7, 2014	By:	/S/ J. RUSSELL PORTER
J. Russell Porter
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	August 7, 2014	By:	/S/ MICHAEL A. GERLICH
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

10.1*
Employment Agreement, dated as of June 19, 2014, between Gastar Exploration Inc. and Michael McCown (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 23, 2014. File No. 001-35211).

31.1†	Certification of Principal Executive Officer of Gastar Exploration Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer of Gastar Exploration Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Principal Executive Officer and Principal Financial Officer of Gastar Exploration Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

___________________________________

†	Filed herewith.

††
By SEC rules and regulations, deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act.

*	Management plan or compensatory plan or arrangement.

**
Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and similar attachments to Exhibits 2.1, 2.2, 2.3 and 2.12 have not been filed herewith. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.