Form 10-Q
period 2015-03-31
Gastar Exploration Inc.
filed 2015-05-07
CIK 1431372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2015
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
The total number of outstanding common shares, $0.001 par value per share, as of May 4, 2015 was 81,145,775.

GASTAR EXPLORATION INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2015

On November 14, 2013, Gastar Exploration Ltd., an Alberta, Canada corporation, changed its jurisdiction of incorporation to the State of Delaware and changed its name to “Gastar Exploration, Inc.” On January 31, 2014, Gastar Exploration, Inc. merged with and into Gastar Exploration USA, Inc., its direct subsidiary, as part of a reorganization to eliminate Gastar Exploration, Inc.’s holding company corporate structure. Pursuant to the merger agreement, shares of Gastar Exploration, Inc.’s common stock were converted into an equal number of shares of common stock of Gastar Exploration USA, Inc., and Gastar Exploration USA, Inc. changed its name to “Gastar Exploration Inc.” Gastar Exploration Inc. owns and continues to conduct Gastar Exploration, Inc.’s business in substantially the same manner as was being conducted prior to the merger.
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

Glossary of Terms

AMI	Area of mutual interest, an agreed designated geographic area where joint venturers or other industry partners have a right of participation in acquisitions and operations

Bbl	Barrel of oil, condensate or NGLs

Bbl/d	Barrels of oil, condensate or NGLs per day

Bcf	One billion cubic feet of natural gas

Bcfe	One billion cubic feet of natural gas equivalent, determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or NGLs

Boe	One barrel of oil equivalent determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or NGLs

Boe/d	Barrels of oil equivalent per day

Btu	British thermal unit, typically used in measuring natural gas energy content

CRP	Central receipt point

FASB	Financial Accounting Standards Board

GAAP	Accounting principles generally accepted in the United States of America

Gross acres	Refers to acres in which we own a working interest

Gross wells	Refers to wells in which we have a working interest

MBbl	One thousand barrels of oil, condensate or NGLs

MBbl/d	One thousand barrels of oil, condensate or NGLs per day

MBoe	One thousand barrels of oil equivalent, calculated on the assumed energy equivalent basis of 6 MMcf of natural gas per MBoe

MBoe/d	One thousand barrels of oil equivalent per day

Mcf	One thousand cubic feet of natural gas

Mcf/d	One thousand cubic feet of natural gas per day

Mcfe	One thousand cubic feet of natural gas equivalent, calculated on the assumed energy equivalent basis of 1/6 of a barrel of oil per Mcf

MMBtu/d	One million British thermal units per day

MMcf	One million cubic feet of natural gas

MMcf/d	One million cubic feet of natural gas per day

MMcfe	One million cubic feet of natural gas equivalent, calculated on the assumed energy equivalent basis of 1/6 of a barrel of oil per Mcf

MMcfe/d	One million cubic feet of natural gas equivalent per day, calculated on the assumed energy equivalent basis of 1/6 of a barrel of oil per Mcf

Net acres	Refers to our proportionate interest in acreage resulting from our ownership in gross acreage

Net wells	Refers to gross wells multiplied by our working interest in such wells

NGLs	Natural gas liquids

NYMEX	New York Mercantile Exchange

PBU	Performance based unit

psi	Pounds per square inch

U.S.	United States

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
GASTAR EXPLORATION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,143	$11,008
Accounts receivable, net of allowance for doubtful accounts of $0, respectively	18,187	30,841
Commodity derivative contracts	18,815	19,687
Prepaid expenses	1,808	2,083
Total current assets	50,953	63,619
PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties, full cost method of accounting:
Unproved properties, excluded from amortization	120,341	128,274
Proved properties	1,174,581	1,124,367
Total oil and natural gas properties	1,294,922	1,252,641
Furniture and equipment	3,013	3,010
Total property, plant and equipment	1,297,935	1,255,651
Accumulated depreciation, depletion and amortization	(577,822)	(563,351)
Total property, plant and equipment, net	720,113	692,300
OTHER ASSETS:
Commodity derivative contracts	13,404	7,815
Deferred charges, net	2,682	2,586
Advances to operators and other assets	2,770	9,474
Total other assets	18,856	19,875
TOTAL ASSETS	$789,922	$775,794
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,780	$28,843
Revenue payable	8,258	9,122
Accrued interest	10,550	3,528
Accrued drilling and operating costs	6,598	5,977
Advances from non-operators	1,025	1,820
Commodity derivative contracts	56	—
Commodity derivative premium payable	2,472	2,481
Asset retirement obligation	84	82
Other accrued liabilities	1,975	3,175
Total current liabilities	50,798	55,028
LONG-TERM LIABILITIES:
Long-term debt	380,916	360,303
Commodity derivative contracts	340	—
Commodity derivative premium payable	4,809	4,702
Asset retirement obligation	5,676	5,475
Total long-term liabilities	391,741	370,480
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, 40,000,000 shares authorized
Series A Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 4,045,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively, with liquidation preference of $25.00 per share	41	41
Series B Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; 2,140,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively, with liquidation preference of $25.00 per share	21	21
Common stock, par value $0.001 per share; 275,000,000 shares authorized; 80,145,775 and 78,632,810 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	78	78
Additional paid-in capital	568,541	568,440
Accumulated deficit	(221,298)	(218,294)
Total stockholders’ equity	347,383	350,286
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$789,922	$775,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(in thousands, except share and per share data)
REVENUES:
Oil and condensate	$15,353	$16,778
Natural gas	6,700	15,419
NGLs	2,096	6,644
Total oil, condensate, natural gas and NGLs revenues	24,149	38,841
Gain (loss) on commodity derivatives contracts	10,223	(6,514)
Total revenues	34,372	32,327
EXPENSES:
Production taxes	840	1,894
Lease operating expenses	6,019	4,044
Transportation, treating and gathering	497	625
Depreciation, depletion and amortization	14,471	12,382
Accretion of asset retirement obligation	125	122
General and administrative expense	4,248	4,763
Total expenses	26,200	23,830
INCOME FROM OPERATIONS	8,172	8,497
OTHER INCOME (EXPENSE):
Interest expense	(7,561)	(6,891)
Investment income and other	3	7
Foreign transaction loss	—	(2)
INCOME BEFORE PROVISION FOR INCOME TAXES	614	1,611
Provision for income taxes	—	—
NET INCOME	614	1,611
Dividends on preferred stock	(3,618)	(3,576)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,004)	$(1,965)
NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	77,114,826	58,204,532
Diluted	77,114,826	58,204,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$614	$1,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	14,471	12,382
Stock-based compensation	1,526	1,533
Mark to market of commodity derivatives contracts:
Total (gain) loss on commodity derivatives contracts	(10,223)	6,514
Cash settlements of matured commodity derivatives contracts, net	5,277	(3,015)
Cash premiums paid for commodity derivatives contracts	—	(71)
Amortization of deferred financing costs	822	733
Accretion of asset retirement obligation	125	122
Settlement of asset retirement obligation	—	(257)
Changes in operating assets and liabilities:
Accounts receivable	14,279	(750)
Prepaid expenses	275	81
Accounts payable and accrued liabilities	5,957	4,169
Net cash provided by operating activities	33,123	23,052
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of oil and natural gas properties	(46,121)	(25,812)
Advances to operators	(1,753)	(5,001)
Acquisition of oil and natural gas properties - refund	—	4,209
Proceeds from (payment related to) sale of oil and natural gas properties	2,008	(341)
(Payments to) proceeds from non-operators	(795)	4,930
Purchase of furniture and equipment	(3)	(148)
Net cash used in investing activities	(46,664)	(22,163)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	25,000	—
Repayment of revolving credit facility	(5,000)	—
Proceeds from issuance of preferred stock, net of issuance costs	—	886
Dividends on preferred stock	(3,618)	(3,576)
Deferred financing charges	(281)	(135)
Tax withholding related to restricted stock and PBU vestings	(1,425)	(3,544)
Net cash provided by (used in) financing activities	14,676	(6,369)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,135	(5,480)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,008	32,393
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,143	$26,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business
Gastar Exploration Inc. (the “Company” or “Gastar,” and before January 31, 2014, “Gastar USA”) is an independent energy company engaged in the exploration, development and production of oil, condensate, natural gas and NGLs in the U.S. Gastar’s principal business activities include the identification, acquisition, and subsequent exploration and development of oil and natural gas properties with an emphasis on unconventional reserves, such as shale resource plays. In Oklahoma, Gastar is developing the primarily oil-bearing reservoirs of the Hunton Limestone horizontal oil play and expects to test other prospective formations on the same acreage, including the Woodford Shale and the Meramec Shale (middle Mississippi Lime), which Gastar refers to as the Stack Play. In West Virginia, Gastar is developing liquids-rich natural gas in the Marcellus Shale and has drilled and completed its first successful dry gas Utica Shale/Point Pleasant well on its acreage.
On November 14, 2013, Gastar Exploration Ltd., an Alberta, Canada corporation, changed its jurisdiction of incorporation to the State of Delaware and changed its name to “Gastar Exploration, Inc.” At December 31, 2013, Gastar Exploration, Inc. was a holding company and substantially all of its operations were conducted through, and substantially all of its assets were held by, its primary operating subsidiary, Gastar Exploration USA, Inc. and its wholly-owned subsidiaries. Subsequently, on January 31, 2014, Gastar Exploration, Inc. merged with and into Gastar Exploration USA, Inc. as part of a reorganization to eliminate the holding company corporate structure. Pursuant to the merger agreement, shares of Gastar Exploration, Inc.'s common stock were converted into an equal number of shares of common stock of Gastar Exploration USA, Inc. and Gastar Exploration USA, Inc. changed its name to “Gastar Exploration Inc.” Gastar Exploration Inc. owns and continues to conduct business in substantially the same manner as was being conducted by Gastar Exploration, Inc. and its subsidiaries prior to the merger. All references to “Gastar,” the “Company” and similar terms refer collectively to Gastar Exploration Inc. Unless otherwise stated or the context requires otherwise, all references in these notes to “Gastar USA” refer collectively to Gastar Exploration Inc. (formerly known as Gastar Exploration USA, Inc.) and its wholly-owned subsidiaries and all references to “Parent” refer solely to Gastar Exploration, Inc. (formerly known as Gastar Exploration Ltd.).

2.	Summary of Significant Accounting Policies
The accounting policies followed by the Company are set forth in the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) filed with the SEC. Please refer to the notes to the consolidated financial statements included in the 2014 Form 10-K for additional details of the Company’s financial condition, results of operations and cash flows. No material item included in those notes has changed except as a result of normal transactions in the interim or as disclosed within this report.
The unaudited interim condensed consolidated financial statements of the Company included herein are stated in U.S. dollars and were prepared from the records of the Company by management in accordance with U.S. GAAP applicable to interim financial statements and reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to provide a fair presentation of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the 2014 Form 10-K. The current interim period reported herein should be read in conjunction with the financial statements and accompanying notes, including Item 8. “Financial Statements and Supplementary Data, Note 2 – Summary of Significant Accounting Policies,” included in the 2014 Form 10-K.
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
The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued and has disclosed certain subsequent events in these condensed consolidated financial statements, as appropriate.

Recent Accounting Developments
The following recently issued accounting pronouncement may impact the Company in future periods:
Debt Issuance Costs. In April 2015, the FASB issued updated guidance regarding simplification of the presentation of debt issuance costs. The updated guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
Going Concern. In August 2014, the FASB issued updated guidance related to determining whether substantial doubt exists about an entity's ability to continue as a going concern. The amendment provides guidance for determining whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements, and requires specific disclosures regarding the conditions or events leading to substantial doubt. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
Revenue Recognition. In May 2014, the FASB issued an amendment to previously issued guidance regarding the recognition of revenue. The FASB and the International Accounting Standards Board initiated a joint project to clarify the principles for recognizing revenue and to develop a common standard that would (i) remove inconsistencies and weaknesses in revenue requirements, (ii) provide a more robust framework for addressing revenue issues, (iii) improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, (iv) provide more useful information to users of financial statements through improved disclosure requirements and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This guidance supersedes prior revenue recognition requirements and most industry-specific guidance throughout the FASB Accounting Standards Codification. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, the FASB proposed to delay the effective date one year, beginning in fiscal year 2018. The proposal will be subject to the FASB's due process requirement, which includes a period for public comments. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, results of operations or cash flows. The Company does not expect the adoption of this guidance to materially impact its operating results, financial position or cash flows.

3.	Property, Plant and Equipment
The amount capitalized as oil and natural gas properties was incurred for the purchase and development of various properties in the U.S., specifically the states of West Virginia, Pennsylvania and Oklahoma.
The following table summarizes the components of unproved properties excluded from amortization for the periods indicated:

	March 31, 2015	December 31, 2014
	(in thousands)
Unproved properties, excluded from amortization:
Drilling in progress costs	$17,468	$29,193
Acreage acquisition costs	94,079	91,362
Capitalized interest	8,794	7,719
Total unproved properties excluded from amortization	$120,341	$128,274

For the three months ended March 31, 2015, management's evaluation of unproved properties resulted in an impairment. Due to continued lower natural gas prices for dry gas and no current plans to drill or extend leases in Marcellus East, the Company reclassified $35,000 of unproved properties to proved properties for the three months ended March 31, 2015 related to acreage in Marcellus East.

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

	2015
	Total Impairment	March 31
Henry Hub natural gas price (per MMBtu)(1)		$3.88
West Texas Intermediate oil price (per Bbl)(1)		$82.72
Impairment recorded (pre-tax) (in thousands)	$—	$—

	2014
	Total Impairment	March 31
Henry Hub natural gas price (per MMBtu)(1)		$3.99
West Texas Intermediate oil price (per Bbl)(1)		$98.30
Impairment recorded (pre-tax) (in thousands)	$—	$—
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
Mid-Continent Divestiture
On May 1, 2015, the Company entered into a purchase and sale agreement with an undisclosed private third party to sell certain non-core assets comprised of 38 gross (16.7 net) wells producing approximately net 170 Boe/d (41% oil) for the three months ended March 31, 2015 and approximately 29,300 gross (19,000 net) acres in Kingfisher County, Oklahoma for approximately $46.2 million, subject to customary closing adjustments. The transaction is expected to close on or before June 22, 2015, with an effective date of April 1, 2015. The sale will be reflected as a reduction to the full cost pool and the Company does not anticipate recording a gain or loss related to the divestiture as it is not significant to the full cost pool.
Atinum Joint Venture
In September 2010, the Company entered into a joint venture (the “Atinum Joint Venture”) pursuant to which the Company ultimately assigned to an affiliate of Atinum Partners Co., Ltd. (“Atinum”), for total consideration of $70.0 million, a 50% working interest in certain undeveloped acreage and wells. Effective June 30, 2011, an AMI was established for additional acreage acquisitions in Ohio, New York, Pennsylvania and West Virginia, excluding the counties of Pendleton, Pocahontas, Preston, Randolph and Tucker, West Virginia. Within this AMI, the Company acts as operator and is obligated to offer any future lease acquisitions within the AMI to Atinum on a 50/50 basis, and Atinum will pay the Company on an annual basis an amount equal to 10% of lease bonuses and third party leasing costs up to $20.0 million and 5% of such costs on activities above $20.0 million.
The Atinum Joint Venture pursued an initial three-year development program that called for the partners to drill a minimum of 60 operated horizontal wells by year-end 2013. Due to natural gas price declines, Atinum and the Company agreed to reduce the minimum wells to be drilled requirements from the originally agreed upon 60 gross wells to 51 gross wells. At March 31, 2015, 70 gross operated horizontal Marcellus Shale wells and one gross operated horizontal Utica Shale/Point

Pleasant well were capable of production under the Atinum Joint Venture. The Atinum Joint Venture Agreement expires on November 1, 2015.

4.	Long-Term Debt
Second Amended and Restated Revolving Credit Facility
On June 7, 2013, the Company entered into the Second Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Lender and the lenders named therein (the “Revolving Credit Facility”). At the Company's election, borrowings bear interest at the reference rate or the Eurodollar rate plus an applicable margin. The reference rate is the greater of (i) the rate of interest publicly announced by the administrative agent, (ii) the federal funds rate plus 50 basis points or (iii) LIBOR plus 1.0%. The applicable interest rate margin varies from 1.0% to 2.0% in the case of borrowings based on the reference rate and from 2.0% to 3.0% in the case of borrowings based on the Eurodollar rate, depending on the utilization percentage in relation to the borrowing base and subject to adjustments based on the Company's leverage ratio. An annual commitment fee of 0.5% is payable quarterly on the unutilized balance of the borrowing base. The Revolving Credit Facility has a scheduled maturity of November 14, 2017.
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
The Revolving Credit Facility contains various covenants, including, among others:

•	Restrictions on liens, incurrence of other indebtedness without lenders' consent and common stock dividends and other restricted payments;

•	Maintenance of a minimum consolidated current ratio as of the end of each quarter of not less than 1.0 to 1.0, as adjusted;

•	Maintenance of a maximum ratio of net indebtedness to EBITDA of not greater than 4.0 to 1.0, subject to the modifications in Amendment No. 5 set forth below; and

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
Borrowing base redeterminations are scheduled semi-annually in May and November of each calendar year. The Company and its lenders may request one additional unscheduled redetermination during any six-month period between scheduled redeterminations. At March 31, 2015, the Revolving Credit Facility had a borrowing base of $200.0 million, with $65.0 million borrowings outstanding and availability of $135.0 million. The next regularly scheduled redetermination is set for November

2015. Future increases in the borrowing base in excess of the original $50.0 million are limited to 17.5% of the increase in adjusted consolidated net tangible assets as defined in the Notes agreement (as discussed below in “Senior Secured Notes”).
At March 31, 2015, the Company was in compliance with all financial covenants under the Revolving Credit Facility.
Senior Secured Notes
The Company has $325.0 million aggregate principal amount of 8 5/8% Senior Secured Notes due May 15, 2018 (the “Notes”) outstanding under an indenture (the “Indenture”) by and among the Company, the Guarantors named therein (the “Guarantors”), Wells Fargo Bank, National Association, as Trustee (in such capacity, the “Trustee”) and Collateral Agent (in such capacity, the “Collateral Agent”). The Notes bear interest at a rate of 8.625% per year, payable semi-annually in arrears on May 15 and November 15 of each year. The Notes will mature on May 15, 2018.
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
At March 31, 2015, the Notes reflected a balance of $315.9 million, net of unamortized discounts of $9.1 million, on the condensed consolidated balance sheets.

5.	Fair Value Measurements
The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations, unproved properties and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements. The Company assesses its unproved properties for impairment whenever events or circumstances indicate the carrying value of those properties may not be recoverable. The fair value of the unproved properties is measured using an income approach based upon internal estimates of future production levels, current and future prices, drilling and operating costs, discount rates, current drilling plans and favorable and unfavorable drilling activity on the properties being evaluated and/or adjacent properties or estimated market data based on area transactions, which are Level 3 inputs. For the three months ended March 31, 2015, management's evaluation of unproved properties resulted in an impairment. Due to continued lower natural gas prices for dry gas and no current plans to drill or extend leases in Marcellus East, the Company reclassified $35,000 of unproved properties to proved properties for the three months ended March 31, 2015 related to acreage in Marcellus East. For the three months ended March 31, 2014, management's evaluation of unproved properties resulted in an impairment of $194,000 related to Marcellus East. As no other fair value measurements are required to be recognized on a non-recurring basis at March 31, 2015, no additional disclosures are provided at March 31, 2015.

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
Transfers between levels are recognized at the end of the reporting period. There were no transfers between levels during the 2015 and 2014 periods.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Fair value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$12,143	$—	$—	$12,143
Commodity derivative contracts	—	—	32,219	32,219
Liabilities:
Commodity derivative contracts	—	—	(396)	(396)
Total	$12,143	$—	$31,823	$43,966

	Fair value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$11,008	$—	$—	$11,008
Commodity derivative contracts	—	—	27,502	27,502
Liabilities:
Commodity derivative contracts	—	—	—	—
Total	$11,008	$—	$27,502	$38,510

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2015 and 2014. Level 3 instruments presented in the table consist of net derivatives that, in management’s opinion, reflect the assumptions a marketplace participant would have used at March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Balance at beginning of period	$27,502	$3,764
Total gains (losses) included in earnings	10,223	(6,514)
Purchases	866	71
Issuances	(186)	—
Settlements(1)	(6,582)	3,299
Balance at end of period	$31,823	$620
The amount of total gains (losses) for the period included in earnings attributable to the change in mark to market of commodity derivatives contracts still held at March 31, 2015 and 2014	$4,252	$(3,155)
 _________________________________

(1)	Included in gain (loss) on commodity derivatives contracts on the condensed consolidated statements of operations.
At March 31, 2015, the estimated fair value of accounts receivable, prepaid expenses, accounts and revenue payables and accrued liabilities approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s long-term debt at March 31, 2015 was $371.7 million based on quoted market prices of the Notes (Level 1) and the respective carrying value of the Revolving Credit Facility because the interest rate approximates the current market rate (Level 2).
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
All derivative contracts are carried at their fair value on the balance sheet and all changes in value are recorded in the condensed consolidated statements of operations in gain (loss) on commodity derivatives contracts. For the three months ended March 31, 2015 and 2014, the Company reported a gain of $4.3 million and a loss of $3.2 million, respectively, in the condensed consolidated statements of operations related to the change in the fair value of its commodity derivative contracts still held at March 31, 2015 and 2014.

As of March 31, 2015, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume(1)	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in Bbls)
2015(2)	Costless collar	400	48,800	$—	$85.00	$—	$96.50
2015(2)	Costless collar	360	43,920	$—	$85.00	$—	$97.80
2015(2)	Costless collar	150	18,300	$—	$85.00	$—	$96.25
2015(3)	Costless three-way collar	400	73,600	$—	$85.00	$70.00	$96.50
2015(3)	Costless three-way collar	325	59,800	$—	$85.00	$65.00	$97.80
2015(3)	Costless three-way collar	50	9,200	$—	$85.00	$65.00	$96.25
2015(2)	Put spread	700	85,400	$—	$90.00	$70.00	$—
2015	Put spread	250	68,750	$—	$89.00	$69.00	$—
2015	Costless three-way collar	750	206,250	$—	$52.50	$40.00	$62.05
2015(3)	Put spread	600	110,400	$—	$87.00	$67.00	$—
2016	Costless three-way collar	275	100,600	$—	$85.00	$65.00	$95.10
2016	Costless three-way collar	330	120,780	$—	$80.00	$65.00	$97.35
2016	Costless three-way collar	450	164,700	$—	$57.50	$42.50	$80.00
2016	Put spread	550	201,300	$—	$85.00	$65.00	$—
2016	Put spread	300	109,800	$—	$85.50	$65.50	$—
2017	Costless three-way collar	280	102,200	$—	$80.00	$65.00	$97.25
2017	Costless three-way collar	242	88,150	$—	$80.00	$60.00	$98.70
2017	Costless three-way collar	200	73,000	$—	$60.00	$42.50	$85.00
2017	Put spread	500	182,500	$—	$82.00	$62.00	$—
2018(4)	Put spread	425	103,275	$—	$80.00	$60.00	$—
 _______________________________

(1)	Crude volumes hedged include oil, condensate and certain components of our NGLs production.

(2)	For the period April to June 2015.

(3)	For the period July to December 2015.

(4)	For the period January to August 2018.
As of March 31, 2015, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Call (Long)	Ceiling (Short)
		(in MMBtus)
2015	Fixed price swap	400	110,000	$4.00	$—	$—	$—	$—
2015	Fixed price swap	2,500	687,500	$4.06	$—	$—	$—	$—
2015	Protective spread	2,600	715,000	$4.00	$—	$3.25	$—	$—
2015	Fixed price swap	5,000	1,375,000	$3.49	$—	$—	$—	$—
2015	Fixed price swap	2,000	550,000	$3.53	$—	$3.25	$—	$—
2015	Producer three-way collar	2,500	687,500	$—	$3.70	$3.00	$—	$4.09
2015	Producer three-way collar	5,000	1,375,000	$—	$3.77	$3.00	$—	$4.11
2015(1)	Producer three-way collar	2,000	428,000	$—	$3.00	$2.25	$—	$3.34
2015(1)	Fixed price swap	10,000	2,140,000	$2.94	$—	$—	$—	$—
2015	Basis swap(2)	2,500	687,500	$(1.12)	$—	$—	$—	$—
2015	Basis swap(2)	2,500	687,500	$(1.11)	$—	$—	$—	$—
2015	Basis swap(2)	2,500	687,500	$(1.14)	$—	$—	$—	$—
2016	Protective spread	2,000	732,000	$4.11	$—	$3.25	$—	$—
2016	Producer three-way collar	2,000	732,000	$—	$4.00	$3.25	$—	$4.58
2016	Producer three-way collar	5,000	1,830,000	$—	$3.40	$2.65	$—	$4.10
2016	Basis swap(3)	2,500	915,000	$(1.10)	$—	$—	$—	$—
2017	Short call	10,000	3,650,000	$—	$—	$—	$—	$4.75
 _______________________________

(1)	For the period April to October 2015.

(2)	Represents basis swaps at the sales point of Dominion South.

(3)	Represents basis swaps at the sales point of TetcoM2.

As of March 31, 2015, the following NGLs derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price
		(in Bbls)
2015	Fixed price swap	250	68,750	$45.61

As of March 31, 2015, all of the Company’s economic derivative hedge positions were with a multinational energy company or large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.
In conjunction with certain derivative hedging activity, the Company deferred the payment of certain put premiums for the production month period April 2015 through August 2018. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month. The Company amortizes the deferred put premium liabilities as they become payable. The following table provides information regarding the deferred put premium liabilities for the periods indicated:

	March 31, 2015	December 31, 2014
	(in thousands)
Current commodity derivative premium put payable	$2,472	$2,481
Long-term commodity derivative premium payable	4,809	4,702
Total unamortized put premium liabilities	$7,281	$7,183

For the Three Months Ended March 31, 2015
(in thousands)
Put premium liabilities, beginning balance	$7,183
Amortization of put premium liabilities	(582)
Additional put premium liabilities	680
Put premium liabilities, ending balance	$7,281
The following table provides information regarding the amortization of the deferred put premium liabilities by year as of March 31, 2015:

Amortization
(in thousands)
April to December 2015	1,714
January to December 2016	3,050
January to December 2017	1,684
January to August 2018	833
Total unamortized put premium liabilities	$7,281

Additional Disclosures about Derivative Instruments and Hedging Activities
The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated statement of financial position and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	March 31, 2015	December 31, 2014
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Current assets	$18,815	$19,687
Commodity derivative contracts	Other assets	13,404	7,815
Commodity derivative contracts	Current liabilities	(56)	—
Commodity derivative contracts	Long-term liabilities	(340)	—
Total derivatives not designated as hedging instruments		$31,823	$27,502

		Amount of Gain (Loss) Recognized in Income on Derivatives For the Three Months Ended March 31,
	Location of Gain (Loss) Recognized in Income on Derivatives	2015	2014
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Gain (loss) on commodity derivatives contracts	$10,223	$(6,514)
Total		$10,223	$(6,514)

7.	Capital Stock
Preferred Stock
The Company currently has 40,000,000 shares of preferred stock authorized for issuance under its certificate of incorporation. The Company has designated 10,000,000 shares to constitute its 8.625% Series A Preferred Stock (the “Series A Preferred Stock”) and 10,000,000 shares to constitute its 10.75% Series B Preferred Stock (the “Series B Preferred Stock”). The Series A Preferred Stock and the Series B Preferred Stock each have a par value of $0.01 per share and a liquidation preference of $25.00 per share.
Series A Preferred Stock
At March 31, 2015, there were 4,045,000 shares of the Series A Preferred Stock issued and outstanding.
The Series A Preferred Stock ranks senior to the Company's common stock and on parity with the Series B Preferred Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up. The Series A Preferred Stock is subordinated to all of the Company’s existing and future debt and all future capital stock designated as senior to the Series A Preferred Stock.
The Series A Preferred Stock cannot be converted into common stock, but may be redeemed, at the Company’s option for $25.00 per share plus any accrued and unpaid dividends.
There is no mandatory redemption of the Series A Preferred Stock.
The Company pays cumulative dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference. For the three months ended March 31, 2015, the Company recognized dividend expense of $2.2 million for the Series A Preferred Stock.
Series B Preferred Stock
At March 31, 2015, there were 2,140,000 shares of the Series B Cumulative Preferred Stock issued and outstanding.
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

The Company pays cumulative dividends on the Series B Preferred Stock at a fixed rate of 10.75% per annum of the $25.00 per share liquidation preference. For the three months ended March 31, 2015, the Company recognized dividend expense of $1.4 million for the Series B Preferred Stock.
Other Share Issuances
The following table provides information regarding the issuances and forfeitures of common stock pursuant to the Company's long-term incentive plan for the period indicated:

For the Three Months Ended March 31, 2015
Other share issuances:
Shares of restricted common stock granted	1,421,224
Shares of restricted common stock vested	1,274,872
Shares of common stock issued pursuant to PBUs vested, net of forfeitures	497,636
Shares of restricted common stock surrendered upon vesting/exercise(1)	382,238
Shares of restricted common stock forfeited	23,657
 __________________

(1)	Represents shares of common stock forfeited in connection with the payment of estimated withholding taxes on shares of restricted common stock that vested during the period.

On June 12, 2014, the Company's stockholders approved an amendment and restatement to the Gastar Exploration Inc. Long-Term Incentive Plan (the “LTIP”), effective April 24, 2014, to, among other things, increase the number of shares reserved for issuance under the LTIP by 3,000,000 shares. There were 2,849,434 shares available for issuance under the LTIP at March 31, 2015.
Shares Reserved
At March 31, 2015, the Company had 866,600 common shares reserved for the exercise of stock options.

8.	Interest Expense
The following table summarizes the components of interest expense for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest expense:
Cash and accrued	$7,928	$7,134
Amortization of deferred financing costs(1)	822	733
Capitalized interest	(1,189)	(976)
Total interest expense	$7,561	$6,891
 _________________________________

(1)	The three months ended March 31, 2015 and 2014 includes $613,000 and $556,000, respectively, of debt discount accretion related to the Notes.

9.	Income Taxes
For the three months ended March 31, 2015 and 2014, respectively, the Company did not recognize a current income tax benefit or provision as the Company has a full valuation allowance against assets created by net operating losses generated. The Company believes it more likely than not that the assets will not be utilized.

10.	Earnings per Share
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

	For the Three Months Ended March 31,
	2015	2014
	(in thousands, except per share and share data)
Net loss attributable to common stockholders	$(3,004)	$(1,965)

Weighted average common shares outstanding - basic	77,114,826	58,204,532
Incremental shares from unvested restricted shares	—	—
Incremental shares from outstanding stock options	—	—
Incremental shares from outstanding PBUs	—	—
Weighted average common shares outstanding - diluted	77,114,826	58,204,532

Net loss per share of common stock attributable to common stockholders:
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)
Common shares excluded from denominator as anti-dilutive:
Unvested restricted shares	450,556	119,496
Stock options	—	—
Unvested PBUs	373,325	—
Total	823,881	119,496

11.	Commitments and Contingencies
Litigation
Gastar Exploration Ltd vs. U.S. Specialty Ins. Co. and Axis Ins. Co. (Cause No.2010-11236) District Court of Harris County, Texas 190th Judicial District. On February 19, 2010, the Company filed a lawsuit claiming that the Company was due reimbursement of qualifying claims related to the settlement and associated legal defense costs under the Company's directors and officers liability insurance policies related to the ClassicStar Mare Lease Litigation settled on December 17, 2010 for $21.2 million. The combined coverage limits under the directors and officers liability coverage is $20.0 million. The District Court granted the underwriters' summary judgment request by a ruling dated January 4, 2012. The Company appealed the District Court ruling and on July 15, 2013, the Fourteenth Court of Appeals of Texas reversed the summary judgment ruling granted against the Company on the basis of the policies' prior-and-pending litigation endorsement and remanded the case for further proceedings in the District Court. The insurers filed a motion for reconsideration in the Fourteenth Court of Appeals, which that court denied. The insurers then sought discretionary review from the Texas Supreme Court, which that court denied on February 27, 2015. The insurers recently filed in the Texas Supreme Court a motion for rehearing of their denied petition for review, which the court has not ruled on. If the court denies the motion, the case will be remanded to the District Court. The District Court proceedings will include, but not be limited to, a determination of whether the Company's claims are securities claims covered by the insuring agreements.
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

12.	Statement of Cash Flows – Supplemental Information
The following is a summary of the supplemental cash paid and non-cash transactions for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash paid for interest, net of capitalized amounts	$(282)	$(697)

Non-cash transactions:
Capital expenditures excluded from accounts payable and accrued drilling costs	$(10,366)	$(299)
Capital expenditures included in accounts receivable	—	4,077
Asset retirement obligation included in oil and natural gas properties	77	28
Application of advances to operators	8,457	9,490
Other	23	78

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included or incorporated by reference in this report are forward-looking statements, including, without limitation, all statements regarding future plans, business objectives, strategies, expected future financial position or performance, future covenant compliance, expected future operational position or performance, budgets and projected costs, future competitive position or goals and/or projections of management for future operations. In some cases, you can identify a forward-looking statement by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target” or “continue,” the negative of such terms or variations thereon, or other comparable terminology.
The forward-looking statements contained in this report are largely based on our expectations and beliefs concerning future developments and their potential effect on us, which reflect certain estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions, operating trends, and other factors. Forward-looking statements may include statements that relate to, among other things, our:

•	financial position;

•	business strategy and budgets;

•	capital expenditures;

•	drilling of wells, including the anticipated scheduling and results of such operations;

•	oil, natural gas and NGLs reserves;

•	timing and amount of future production of oil, condensate, natural gas and NGLs;

•	operating costs and other expenses;

•	cash flow and liquidity;

•	compliance with covenants under our indenture and credit agreements;

•	availability of capital;

•	prospect development; and

•	property acquisitions and sales.
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

•
the risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry wells, operating hazards inherent to the oil and natural gas business and down hole drilling and completion risks that are generally not recoverable from third parties or insurance;

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

•
any other factors that impact or could impact the exploration of natural gas or oil resources, including, but not limited to, the geology of a resource, the total amount and costs to develop recoverable reserves, legal title, regulatory, natural gas administration, marketing and operational factors relating to the extraction of oil and natural gas.

For a more detailed description of the risks and uncertainties that we face and other factors that could affect our financial performance or cause our actual results to differ materially from our projected results please see (i) Part II, Item 1A. “Risk Factors” and elsewhere in this report, (ii) Part I, Item 1A. “Risk Factors” and elsewhere in our 2014 Form 10-K, (iii) our subsequent reports and registration statements filed from time to time with the SEC and (iv) other announcements we make from time to time.
You should not unduly rely on these forward-looking statements in this report, as they speak only as of the date of this report. Except as required by law, we undertake no obligation to publicly update, revise or release any revisions to these forward-looking statements after the date on which they are made to reflect new information, events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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
Our current operational activities are conducted in, and our consolidated revenues are generated from, markets exclusively in the U.S. As of March 31, 2015, our major assets consist of approximately 230,700 gross (122,700 net) acres in Oklahoma and approximately 72,700 gross (50,500 net) acres in the Marcellus Shale in West Virginia and southwestern Pennsylvania, of which approximately 26,200 gross (10,600 net) acres have Utica Shale/Point Pleasant potential, of which approximately 4,300 gross (1,900 net) acres are pending lease finalization.
The following discussion addresses material changes in our results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 and material changes in our financial condition since December 31,

2014. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Part I, Item 1. “Financial Statements” of this report, as well as our 2014 Form 10-K, which includes important disclosures regarding our critical accounting policies as part of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Oil and Natural Gas Activities
The following provides an overview of our major oil and natural gas projects. While actively pursuing specific exploration and development activities in each of the following areas, there is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.
Mid-Continent Horizontal Oil Play.
The Hunton Limestone is a limestone formation stretching over approximately 2.7 million acres mainly in Oklahoma, but also in the neighboring states of Texas, New Mexico and Arkansas. Hunton Limestone economics are attractive due to the high quality oil production and the associated production of high BTU content natural gas in the area. At March 31, 2015, we held leases covering approximately 230,700 gross (122,700 net) acres in Major, Garfield, Canadian, Kingfisher, Logan, Blaine and Oklahoma Counties, Oklahoma within the Hunton Limestone horizontal oil play.
In our initial AMI with our Mid-Continent partner, we currently pay 50% of lease acquisition costs for a 50% working interest. We pay 54.25% of the lease acquisition costs in the two additional prospect areas for a 50% working interest. In the initial prospect area, we are currently responsible for paying only the drilling and completion costs associated with our 50% working interest (our approximate net revenue interest is 39.0%). In all subsequent prospect areas, we pay 54.25% of gross drilling and completion costs to earn a 50% working interest. Our AMI partner handles all drilling, completion and production activities, and we handle leasing and permitting activities in certain areas of the AMI. For 2015, our focus is to drill in areas that we believe will result in the most significant proved reserve recognition to capital dollars spent and renew acreage in areas that our past drilling has proven to provide attractive returns and production rates and substantial reserve additions. We may elect to sell in the future any acreage that is determined to provide less attractive returns, productions and reserve additions or is outside of our drilling focus to reduce net capital expenditures.
On May 1, 2015, we entered into a purchase and sale agreement with an undisclosed private third party to sell certain non-core assets comprised of 38 gross (16.7 net) wells producing approximately net 170 Boe/d (41% oil) for the three months ended March 31, 2015 and approximately 29,300 gross (19,000 net) acres in Kingfisher County, Oklahoma for approximately $46.2 million, subject to customary closing adjustments. The transaction is expected to close on or before June 22, 2015, with an effective date of April 1, 2015. The sale will be reflected as a reduction to the full cost pool and we do not anticipate recording a gain or loss related to the divestiture as it is not significant to the full cost pool.
As of March 31, 2015 and currently as of the date of this report, we had initial production and drilling operations at various stages on the following wells in our original AMI in the Hunton Limestone formation:

				Cumulative Production Averages(2)
Well Name	Current Working Interest	Approximate Lateral Length (in feet)	Peak Production Rates(1) (Boe/d)	Boe/d	% Oil	Date of First Production or Status	Approximate Gross Costs to Drill & Complete ($ millions)

LB 1-1H	47.6%	4,400	791	356	69%	January 23, 2015	$5.0
Boss Hogg 1-14H	54.3%	4,400	129	68	66%	February 21, 2015	$7.4
Hubbard 1-23H(3)	57.0%	4,600	N/A	19	100%	March 6, 2015	$6.1
The River 1-22H	43.1%	4,400	1,250	1,109	46%	March 14, 2015	$5.0
Bo 1-23H	54.3%	4,900	547	398	55%	March 15, 2015	$5.0
Bigfoot 1-9H	51.5%	4,800	N/A	127	67%	March 17, 2015	$5.0
Falcon 1-5H	51.5%	4,700	770	616	87%	April 1, 2015	$5.0
Dorothy 1-12H	53.7%	5,000	N/A	N/A	N/A	April 10, 2015	$5.0
Polar Bear 1-20H	47.7%	4,400	N/A	N/A	N/A	Awaiting completion	$5.0
Unruh 1-34H	49.0%	4,900	N/A	N/A	N/A	Awaiting re-drill	$7.1
_________________________________

(1)	Represents highest daily gross Boe rate.

(2)	Represents gross cumulative production divided by actual producing days through April 22, 2015.

(3)	After payout working interest is 49.9%.

In addition to the wells above, we also participated on a non-operated basis in wells outside of the AMI operated by our AMI partner. As of March 31, 2015 and currently as of the date of this report, we had initial production and drilling operations at various stages on the following non-operated wells outside the original AMI in the Hunton Limestone formation:

				Cumulative Production Averages(2)
Well Name	Current Working Interest	Approximate Lateral Length (in feet)	Peak Production Rates(1) (BOE/d)	BOE/d	% Oil	Date of First Production or Status	Approximate Gross Costs to Drill & Complete ($ millions)

Wolf 1-9H	16.7%	3,600	391	257	60%	January 3, 2015	$5.5
 _________________________________

(1)	Represents highest daily gross Boe rate.

(2)	Represents gross cumulative production divided by actual producing days through April 22, 2015.

As of March 31, 2015 and currently as of the date of this report, we had production and drilling operations at various stages on the following operated wells on our acquired West Edmond Hunton Lime Unit (“WEHLU”) acreage in the lower Hunton Limestone formation:

				Cumulative Production Averages(2)
Well Name	Current Working Interest	Approximate Lateral Length (in feet)	Peak Production Rates(1) (BOE/d)	BOE/d	% Oil	Date of First Production or Status	Approximate Gross Costs to Drill & Complete ($ millions)

Warsaw 33-2H	98.3%	4,900	615	348	72%	February 12, 2015	$3.8
Warsaw 33-3H	98.3%	5,800	663	297	67%	February 13, 2015	$6.2
Warsaw 33-1(3)	98.3%	N/A	30	21	60%	March 13, 2015	$3.5
Easton 22-3H	98.3%	6,500	N/A	N/A	N/A	Awaiting completion	$5.0
Easton 22-4H	98.3%	6,500	N/A	N/A	N/A	Awaiting completion	$3.1
Blair Farms 31-1H	98.3%	6,500	N/A	N/A	N/A	Awaiting completion	$3.3
Davis 9-2H	98.3%	6,800	N/A	N/A	N/A	Drilling	$4.5
Jetson 8-1H	98.3%	6,800	N/A	N/A	N/A	Drilling	$5.5
 _________________________________

(1)	Represents highest daily gross Boe rate.

(2)	Represents gross cumulative production divided by actual producing days through April 22, 2015.

(3)	The Warsaw 33-1 is a vertical well.
We continue to target our horizontal laterals in the Hunton Limestone formation and increase the number of fracturing stages in the horizontal lateral as warranted by log analysis. We are continuing to monitor well flow back results on recently drilled and completed wells and remain encouraged by the overall well results to date.

The following table provides production and operational information about the Mid-Continent for the periods indicated:

	For the Three Months Ended March 31,
Mid-Continent	2015	2014
Net Production:
Oil and condensate (MBbl)	297	136
Natural gas (MMcf)	797	659
NGLs (MBbl)	96	47
Total net production (MBoe)	527	293
Net Daily Production:
Oil and condensate (MBbl/d)	3.3	1.5
Natural gas (MMcf/d)	8.9	7.3
NGLs (MBbl/d)	1.1	0.5
Total net daily production (MBoe/d)	5.9	3.3
Average sales price per unit(1):
Oil and condensate (per Bbl)	$46.87	$98.03
Natural gas (per Mcf)	$3.18	$5.67
NGLs (per Bbl)	$14.35	$44.33
Average sales price per Boe(1)	$33.91	$65.38

Selected operating expenses (in thousands):
Production taxes	$351	$616
Lease operating expenses	$5,026	$2,840
Transportation, treating and gathering	$4	$10
Selected operating expenses per Boe:
Production taxes	$0.67	$2.10
Lease operating expenses	$9.54	$9.69
Transportation, treating and gathering	$0.01	$0.03
Production costs(2)	$9.55	$9.73
 _________________________________

(1)	Excludes the impact of hedging activities.

(2)	Production costs include lease operating expense, insurance, gathering and workover expense and excludes ad valorem and severance taxes.
Appalachian Basin.
Marcellus Shale. The Marcellus Shale is Devonian aged shale that underlies much of the Appalachian region of Pennsylvania, New York, Ohio, West Virginia and adjacent states. The depth of the Marcellus Shale and its low permeability make the Marcellus Shale an unconventional exploration target in the Appalachian Basin. Advancements in horizontal drilling and stimulation have produced promising results in the Marcellus Shale. These developments have resulted in increased leasing and drilling activity in the area. As of March 31, 2015, our acreage position in the play was approximately 72,700 gross (50,500 net) acres. We refer to the approximately 30,800 gross (12,800 net) acres reflecting our interest in our Marcellus Shale assets in West Virginia and Pennsylvania subject to the Atinum Joint Venture described below as our Marcellus West acreage. We refer to the approximately 41,900 gross (37,700 net) acres in Preston, Tucker, Pocahontas, Randolph and Pendleton Counties, West Virginia as our Marcellus East acreage. The entirety of our acreage is believed to be in the core, over-pressured area of the Marcellus play. We continue to opportunistically swap acreage with adjacent operators in order to optimize our acreage and maximize horizontal lateral lengths.
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
The Atinum Joint Venture pursued an initial three-year development program that called for the partners to drill a minimum of 60 operated horizontal wells by year-end 2013. Due to natural gas price declines, we and Atinum agreed to reduce the minimum wells to be drilled requirements from 60 gross wells to 51 gross wells. At March 31, 2015, 70 gross (35.0 net) operated Marcellus Shale horizontal wells were capable of production. All of our Marcellus Shale well operations to date were drilled under the Atinum Joint Venture. The Atinum Joint Venture agreement expires on November 1, 2015.
As of March 31, 2015 and currently as of the date of this report, we had drilling operations at various stages on the following Marcellus Shale wells in Marshall County, West Virginia:

Pad	Gross Well Count	Net Well Count	Working Interest	Estimated Net Revenue Interest	Average Lateral Length (in feet)(1)	Status	Estimated Production Date

Hoyt(2)	2.0	1.0	50.0%	42.7%	5,000	Completed	April 22, 2015
Blake(3)	2.0	1.0	50.0%	41.9%	5,700	Awaiting completion	May 2015
	4.0	2.0
_________________________________

(1)	Average well lateral length approximates the actual average well lateral length for wells that have been completed and the estimated average well lateral length for wells that have not been completed.

(2)	The Hoyt pad is projected to ultimately have seven gross wells.

(3)	The Blake pad is projected to ultimately have nine gross wells.

The following table provides production and operational information for the Marcellus Shale for the periods indicated:

	For the Three Months Ended March 31,
Marcellus Shale	2015	2014
Net Production:
Oil and condensate (MBbl)	70	67
Natural gas (MMcf)	2,158	2,413
NGLs (MBbl)	122	108
Total net production (MBoe)	552	577
Net Daily Production:
Oil and condensate (MBbl/d)	0.8	0.7
Natural gas (MMcf/d)	24.0	26.8
NGLs (MBbl/d)	1.4	1.2
Total net daily production (MBoe/d)	6.1	6.4
Average sales price per unit (1):
Oil and condensate (per Bbl)	$20.27	$51.41
Natural gas (per Mcf)	$1.69	$4.84
NGLs (per Bbl)	$5.82	$42.12
Average sales price per Boe (1)	$10.46	$34.10
Selected operating expenses (in thousands):
Production taxes	$442	$1,278
Lease operating expenses	$989	$1,204
Transportation, treating and gathering	$459	$615
Selected operating expenses per Boe:
Production taxes	$0.80	$2.21
Lease operating expenses	$1.79	$2.08
Transportation, treating and gathering	$0.83	$1.07
Production costs (2)	$1.95	$2.76
_________________________________

(1)	Excludes the impact of hedging activities.

(2)	Production costs include lease operating expenses, insurance, gathering and workover expense and excludes ad valorem and severance taxes.

Utica Shale/Point Pleasant. The Utica Shale is Ordovician aged shale that underlies much of the Appalachian region of Pennsylvania, Ohio and West Virginia. The depth of the Utica Shale and its low permeability make it an unconventional exploration target in the Appalachian Basin. Advancements in horizontal drilling and hydraulic fracture stimulation have produced promising results in the Utica Shale, some in close proximity to our existing Marcellus West acreage. Based on log analysis of offsetting wells, recent Utica Shale completions by other nearby operators and the drilling and completion of our first horizontal Utica Shale/Point Pleasant well, we believe that our Marcellus West acreage should be prospective for high-pressure, high-deliverability dry natural gas development in the Utica Shale. We spudded our first Utica Shale/Point Pleasant well, the Simms U-5H, on April 3, 2014. We drilled the Simms U-5H to a total vertical depth of 11,500 feet and drilled an approximate 4,400-foot lateral and completed it with a 25-stage fracture stimulation. The Simms U-5H was producing at a last five-day average rate of 7.0 MMcf/d of natural gas and had total cumulative production of 2.5 Bcf as of April 19, 2015. Our working interest in the Simms U-5H is 50.0% (43.2% net revenue interest). We spudded our second Utica Shale/Point Pleasant well, the Blake U-7H, in late November 2014, in which we own a 50% working interest (41.1% net revenue interest). Currently, we are projecting flow back operations will commence in late May 2015. The estimated cost to drill and complete the Blake U-7H was approximately $13.5 million. At March 31, 2015, one gross (0.5 net) operated Utica Shale/Point Pleasant horizontal well was capable of production and one gross (0.5 net) operated Utica Shale/Point Pleasant well was awaiting completion. All of our Utica Shale/Point Pleasant well operations to date were drilled under the Atinum Joint Venture. The Atinum Joint Venture agreement expires on November 1, 2015.

The following table provides production and operational information for Appalachia for the periods indicated:

	For the Three Months Ended March 31,
Utica Shale	2015	2014
Net Production:
Natural gas (MMcf)	340	—
Total net production (MBoe)	57	—
Net Daily Production:
Natural gas (MMcf/d)	3.8	—
Total net daily production (MBoe/d)	0.6	—
Average sales price per unit (1):
Natural gas (per Mcf)	$1.53	$—
Average sales price per Boe (1)	$9.18	$—
Selected operating expenses (in thousands):
Production taxes	$46	$—
Lease operating expenses	$5	$—
Transportation, treating and gathering	$35	$—
Selected operating expenses per Boe:
Production taxes	$0.81	$—
Lease operating expenses	$0.09	$—
Transportation, treating and gathering	$0.61	$—
Production costs (2)	$0.70	$—
_________________________________

(1)	Excludes the impact of hedging activities.

(2)	Production costs include lease operating expenses, insurance, gathering and workover expense and excludes ad valorem and severance taxes.

Results of Operations
The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements found elsewhere in this report.

The following table provides information about production volumes, average prices of oil and natural gas and operating expenses for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands, except per unit amounts)
Net Production:
Oil and condensate (MBbl)	367	203
Natural gas (MMcf)	3,295	3,072
NGLs (MBbl)	219	155
Total net production (MBoe)	1,135	870
Net Daily production:
Oil and condensate (MBbl/d)	4.1	2.3
Natural gas (MMcf/d)	36.6	34.1
NGLs (MBbl/d)	2.4	1.7
Total net daily production (MBoe/d)	12.6	9.7
Average sales price per unit:
Oil and condensate per Bbl, excluding impact of hedging activities	$41.82	$82.61
Oil and condensate per Bbl, including impact of hedging activities (1)	$47.50	$79.57
Natural gas per Mcf, excluding impact of hedging activities	$2.03	$5.02
Natural gas per Mcf, including impact of hedging activities (1)	$2.58	$4.34
NGLs per Bbl, excluding impact of hedging activities	$9.58	$42.79
NGLs per Bbl, including impact of hedging activities (1)	$19.10	$38.63
Average sales price per Boe, excluding impact of hedging activities	$21.28	$44.62
Average sales price per Boe, including impact of hedging activities (1)	$26.54	$40.76
Selected operating expenses:
Production taxes	$840	$1,894
Lease operating expenses	$6,019	$4,044
Transportation, treating and gathering	$497	$625
Depreciation, depletion and amortization	$14,471	$12,382
General and administrative expense	$4,248	$4,763
Selected operating expenses per Boe:
Production taxes	$0.74	$2.18
Lease operating expenses	$5.30	$4.65
Transportation, treating and gathering	$0.44	$0.72
Depreciation, depletion and amortization	$12.75	$14.23
General and administrative expense	$3.74	$5.47
Production costs(2)	$5.42	$5.10
_________________________________

(1)	The impact of hedging includes the gain (loss) on commodity derivative contracts settled during the periods presented.

(2)	Production costs include lease operating expenses, insurance, gathering and workover expense and excludes ad valorem and severance taxes.

Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014
Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) were $24.1 million for the three months ended March 31, 2015, down 38% from $38.8 million for the three months ended March 31, 2014. The decrease in revenues was the result of a 52% decrease in weighted average realized prices offset by a 30% increase in production. Average daily production on an equivalent basis was 12.6 MBoe/d for the three months ended March 31, 2015 compared to 9.7 MBoe/d for the same period in 2014. Oil, condensate and NGLs production represented approximately 52% of total production for the three months ended March 31, 2015 compared to 41% of total production for the three months ended March 31, 2014.
Liquids revenues (oil, condensate and NGLs) represented approximately 72% of our total oil, condensate, natural gas and NGLs revenues for the three months ended March 31, 2015 compared to 60% for the three months ended March 31, 2014. We continue to focus our drilling activity in the Mid-Continent oil play and the liquids-rich portions of the Marcellus Shale. We expect our liquids revenues to continue to be a significant percentage of total oil, condensate, natural gas and NGLs revenues during the remainder of 2015.
During the three months ended March 31, 2015, we had commodity derivative contracts covering approximately 23% of our oil and condensate production. The impact of hedging on oil and condensate sales during the three months ended March 31, 2015 was an increase of $2.1 million in oil and condensate revenues and resulted in an increase in total price realized from $41.82 per Bbl to $47.50 per Bbl. The gain on oil and condensate commodity derivatives contracts settled during the period includes a loss of $10,000 for amortization of prepaid premiums and a loss of $291,000 of deferred put premiums. For additional information regarding our oil and condensate hedging positions as of March 31, 2015, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the three months ended March 31, 2014, the impact of hedging on oil and condensate sales was a decrease of $619,000 in oil and condensate revenues, which resulted in a decrease in total price realized from $82.61 per Bbl to $79.57 per Bbl. For both periods, we designated 50% of our current crude hedges as price protection for our NGLs production.
During the three months ended March 31, 2015, we had commodity derivative contracts covering approximately 56% of our natural gas production, which resulted in a gain on natural gas commodity derivatives contracts settled during the quarter of $1.8 million and resulted in an increase in total price realized from $2.03 per Mcf to $2.58 per Mcf. The gain on natural gas commodity derivative contracts settled during the period includes a loss of $9,000 for amortization of prepaid premiums. Excluding the non-cash amortization, the impact of hedging on natural gas sales was an increase in revenues of $1.8 million of NYMEX hedge gains and $9,000 of basis hedge gains. For additional information regarding our natural gas hedging positions as of March 31, 2015, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the three months ended March 31, 2014, the impact of hedging on natural gas sales was a decrease of $2.1 million in natural gas revenues resulting in a decrease in total price realized from $5.02 per Mcf to $4.34 per Mcf.
During the three months ended March 31, 2015, we had commodity derivative contracts covering approximately 39% of our NGLs production. The impact of hedging on NGLs sales during the three months ended March 31, 2015 was an increase of $2.1 million in NGLs revenues and resulted in an increase in total price realized from $9.58 per Bbl to $19.10 per Bbl. The gain on NGLs commodity derivatives contracts settled during the period includes a loss of $10,000 for amortization of prepaid premiums and a loss of $291,000 of deferred put premiums. For additional information regarding our NGLs hedging positions as of March 31, 2015, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report. During the three months ended March 31, 2014, the impact of hedging on NGLs sales was a decrease of $646,000 in NGLs revenues which resulted in a decrease in total price realized from $42.79 per Bbl to $38.63 per Bbl.
The change in mark to market value for outstanding commodity derivatives contracts for the three months ended March 31, 2015 was a gain of $4.3 million compared to losses of $3.2 million for the three months ended March 31, 2014. The change in the mark to market value is primarily the result of lower commodity prices and the changes in hedge contracts during the period compared to the prior year.
Production taxes. We reported production taxes of $840,000 for the three months ended March 31, 2015 compared to $1.9 million for the three months ended March 31, 2014. The decrease in production taxes primarily resulted from lower commodity prices and new wells in Oklahoma that qualify for horizontal tax exemptions. Production taxes for the three months ended March 31, 2015 and 2014 were approximately 3.5% and 4.9%, respectively, of oil, condensate, natural gas and NGLs revenues. The decrease in the production tax as a percentage of revenues is primarily the result of an increase in Mid-Continent revenues that benefit from an initial four-year production tax abatement related to new horizontal well drilling.
Lease operating expenses. We reported lease operating expenses (“LOE”) of $6.0 million for the three months ended March 31, 2015 compared to $4.0 million for the three months ended March 31, 2014. Our total LOE was $5.30 per Boe for the three months ended March 31, 2015 compared to $4.65 per Boe for the same period in 2014. The increase in our LOE was primarily due to a $1.4 million increase in one-time workover expense for production enhancing workovers completed on certain WEHLU wells as well as a $477,000 increase in controllable LOE resulting from new wells drilled combined with higher overall costs associated with producing oil versus natural gas. Excluding workover expense, LOE per Boe for the three months ended March 31, 2015 was $4.09 compared to $4.65 for the three months ended March 31, 2014.
Transportation, treating and gathering. We reported transportation expenses of $497,000 for the three months ended March 31, 2015 compared to $625,000 for the three months ended March 31, 2014. The decrease in transportation expenses between quarters is primarily due to a $156,000 decrease for Marcellus transportation expense resulting from an 11% decrease in volumes for the quarter ended March 31, 2015 coupled with lower non-operated well fees compared to the quarter ended March 31, 2014 offset by a $35,000 increase in transportation expense for Utica production.
Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) expense of $14.5 million for the three months ended March 31, 2015 up from $12.4 million for the three months ended March 31, 2014. The increase in DD&A expense was the result of a 30% increase in production partially offset by a 10% decrease in the DD&A rate per Boe. The DD&A rate for the three months ended March 31, 2015 was $12.75 per Boe compared to $14.23 per Boe for the same period in 2014. The decrease in the rate is primarily due to higher proved reserves at March 31, 2015 compared to March 31, 2014. While we did not recognize an impairment charge to oil and natural gas properties for the three monts ended March 31, 2015 and 2014, absent significant price increases, the sustained lower oil and natural gas prices experienced in the second half of 2014 and the current year will continue to impact our proved reserves and PV-10 adversely as the prices used for such estimates under SEC rules are based on the trailing 12-month unweighted average prices. Lower prices used in estimating proved reserves may result in a reduction in volumes due to economic limits or render undeveloped reserves non-economic, which in turn, without significant additions to proved reserves, may make it more likely that we will incur future impairment charges against our oil and natural gas properties under full cost accounting.
General and administrative expense. We reported general and administrative expenses of $4.2 million for the three months ended March 31, 2015 compared to $4.8 million for the three months ended March 31, 2014. Non-cash stock-based compensation expense, which is included in general and administrative expense, was $1.5 million for the three months ended March 31, 2015 and 2014. Excluding stock-based compensation expense, general and administrative expense decreased $508,000 to $2.7 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This decrease is primarily due to lower legal expense.
Interest expense. We reported interest expense of $7.6 million for the three months ended March 31, 2015 compared to $6.9 million for the three months ended March 31, 2014. The increase in interest expense is directly related to the $467,000 of costs to amend certain covenants under our Revolving Credit Facility coupled with increased borrowings outstanding under the Revolving Credit Facility.
Dividends on preferred stock. We reported dividends on preferred stock of $3.6 million for the three months ended March 31, 2015 and 2014. The Series A Preferred Stock had a stated value of approximately $78.8 million and $77.6 million at March 31, 2015 and 2014, respectively, and carries a cumulative dividend rate of 8.625% per annum. Dividends on the Series A Preferred Stock were $2.2 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively. The Series B Preferred Stock had a stated value of approximately $50.0 million at March 31, 2015 and 2014 and carries a cumulative dividend rate of 10.75% per annum. Dividends on the Series B Preferred Stock were $1.4 million for the three months ended March 31, 2015 and 2014. Based on the number of shares of Series A Preferred Stock and Series B Preferred Stock outstanding at March 31, 2015, our future stated preferred dividend expense is approximately $3.6 million per quarter, which is subject to being declared and paid monthly.
Liquidity and Capital Resources
Overview. Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities, availability under the Revolving Credit Facility, access to capital markets, to the extent available, and potential asset sales. We believe that the funds from operating cash flows, available borrowings under our Revolving Credit Facility and proceeds from capital markets transactions and asset sales should be sufficient to meet our cash requirements for at least the next 12 months. We continually evaluate our capital needs and compare them to our capital resources and ability to raise funds in the financial markets. We adjust capital expenditures in response to changes in oil, condensate, natural gas and NGLs prices, drilling results and cash flow.
For the three months ended March 31, 2015, we reported cash flows provided by operating activities of $33.1 million. For the three months ended March 31, 2015, we reported net cash used in investing activities of $46.7 million primarily for the development of oil and natural gas properties. For the three months ended March 31, 2015, we reported net cash provided by financing activities of $14.7 million, consisting primarily of $20.0 million of net borrowings under our Revolving Credit Facility partially offset by $3.6 million of preferred stock dividends paid and $1.4 million of tax withholding related to restricted stock and PBU vestings during the period. As a result of these activities, our cash and cash equivalents balance increased by $1.1 million, resulting in a cash and cash equivalents balance of $12.1 million at March 31, 2015.
At March 31, 2015, we had a net working capital surplus of approximately $155,000. At March 31, 2015, availability under our Revolving Credit Facility was $135.0 million.
Future capital and other expenditure requirements. Capital expenditures for the remainder of 2015, excluding acquisitions, are currently projected to be approximately $60.9 million. In the Appalachian Basin and Mid-Continent, we expect to spend $15.3 million and $40.3 million, respectively, for drilling, completion, infrastructure, lease acquisition and seismic costs. In addition, we have allocated $5.3 million for capitalized interest and other costs. We plan to fund our remaining 2015 capital budget through existing cash balances, internally generated cash flow from operating activities, borrowings under the Revolving Credit Facility and possible capital markets transactions and divestitures of assets, or some combination thereof.
We are closely monitoring the recent volatility in the commodity markets, in particular the recent drop in oil prices and widening of basis differentials in Appalachia, and we are developing capital plans responsive to changes that are occurring in the commodity and capital markets. Our capital expenditures and the scope of our drilling activities may change as a result of several factors, including, but not limited to, changes in oil, condensate, natural gas and NGLs prices, costs of drilling and completion and leasehold acquisitions, drilling results, and changes in the borrowing base under the Revolving Credit Facility. We operate approximately 100% of our remaining budgeted 2015 capital expenditures, and thus, we could reduce a significant portion of 2015 capital expenditures if necessary to better match available capital resources.
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
At March 31, 2015, the estimated fair value of all of our commodity derivative instruments was a net asset of $31.8 million, comprised of current and non-current assets and liabilities. By removing the price volatility from a portion of our oil, condensate, natural gas and NGLs sales for 2015 through 2018, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows for those periods. While mitigating negative effects of falling commodity prices, certain derivative contracts also limit the benefits we could receive from increases in commodity prices. In conjunction with certain commodity derivative hedging activity, we deferred the payment of certain put premiums for the production month period April 2015 through August 2018. At March 31, 2015, we had a current commodity premium payable of $2.5 million and a long-term commodity premium payable of $4.8 million. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.
As of March 31, 2015, all of our commodity derivative hedge positions were with a multinational energy company or large financial institutions, each of which is not known to us to be in default on their derivative positions. We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.
Revolving Credit Facility. Our Revolving Credit Facility provides for a maximum amount of $500.0 million, subject to a borrowing base, which, at December 31, 2014, was $145.0 million. Effective March 9, 2015, the borrowing base under the Revolving Credit Facility was increased by the lenders to $200.0 million. At March 31, 2015, we had $65.0 million of borrowings outstanding under our Revolving Credit Facility.
At March 31, 2015, we were in compliance with all financial covenants under the Revolving Credit Facility. For a more detailed description of the terms of our Revolving Credit Facility, see Part I, Item 1. “Financial Statements, Note 4 – Long-Term Debt” of this report.
Senior Secured Notes. We have $325.0 million of senior secured notes outstanding, which are due May 15, 2018. For a more detailed description of the terms of our Notes, see Part I, Item 1. “Financial Statements, Note 4 - Long-Term Debt - Senior Secured Notes” of this report. At March 31, 2015, we were in compliance with all covenants under the indenture governing the Notes.
Series A Preferred Stock. We pay cumulative dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference. For the three months ended March 31, 2015, we recognized dividend expense of $2.2 million for the Series A Preferred Stock.
Series B Preferred Stock. We pay cumulative dividends on the Series B Preferred Stock at a fixed rate of 10.75% per annum of the $25.00 per share liquidation preference. For the three months ended March 31, 2015, we recognized dividend expense of $1.4 million for the Series B Preferred Stock.

Off-Balance Sheet Arrangements
As of March 31, 2015, we had no off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.
Commitments and Contingencies
As is common within the industry, we have entered into various commitments and operating agreements related to the exploration and development of and production from proved oil and natural gas properties. It is management’s belief that such commitments will be met without a material adverse effect on our financial position, results of operations or cash flows.
We are party to various litigation matters and administrative claims arising out of the normal course of business. Although the ultimate outcome of each of these matters cannot be absolutely determined and the liability the Company may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters, management does not believe any such matters will have a material adverse effect on our financial position, results of operations or cash flows. A discussion of current legal proceedings is set forth in Part I, Item 1. “Financial Statements, Note 11 – Commitments and Contingencies” of this report.
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
Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Part I, Item I. “Financial Statements, Note 2 – Summary of Significant Accounting Policies” of this report and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our 2014 Form 10-K.
Recent Accounting Developments
For a discussion of recent accounting developments, see Part I, Item 1. “Financial Statements, Note 2 – Summary of Significant Policies” of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Our major commodity price risk exposure is to the prices received for our oil, condensate, natural gas and NGLs production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil, condensate, natural gas and NGLs in the region produced. Prices received for oil, condensate, natural gas and NGLs are volatile and unpredictable and are beyond our control. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. For the three months ended March 31, 2015, a 10% change in the prices received for oil, condensate, natural gas and NGLs production would have had an approximate $2.4 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk. See Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report for additional information regarding our hedging activities.
Interest Rate Risk
We are exposed to changes in interest rates as a result of our Revolving Credit Facility. At March 31, 2015, we had $65.0 million of borrowings outstanding under our Revolving Credit Facility. We have not entered into interest rate hedging arrangements in the past, and have no current plans to do so. Due to the potential for fluctuating balances in the amount outstanding under our Revolving Credit Facility, we do not believe such arrangements to be cost effective. The amount outstanding under the Notes is at fixed interest of 8.625% per annum. We currently do not use interest rate derivatives to mitigate our exposure to the volatility in interest rates, including under the Revolving Credit Facility, as this risk is minimal.

Item 4. Controls and Procedures

Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
A discussion of current legal proceedings is set forth in Part I, Item 1. “Financial Statements, Note 11 – Commitments and Contingencies” of this report.

Item 1A. Risk Factors
Information about material risks related to our business, financial condition and results of operations for the three months ended March 31, 2015 does not materially differ from that set out under Part I, Item 1A. “Risk Factors” in our 2014 Form 10-K. You should carefully consider the risk factors and other information discussed in our 2014 Form 10-K, as well as the information provided in this report. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth our share repurchase activity for each period presented.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet be Purchased Under the Plan
January 1, 2015 - January 31, 2015	545,176	$2.40	—	n/a
March 1, 2015 - March 31, 2015	49,920	$2.25	—	n/a
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

GASTAR EXPLORATION INC.

Date:	May 7, 2015	By:	/S/ J. RUSSELL PORTER
J. Russell Porter
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date:	May 7, 2015	By:	/S/ MICHAEL A. GERLICH
Michael A. Gerlich
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Amended and Restated Plan of Arrangement Under Section 193 of the Business Corporations Act (Alberta), effective as of November 14, 2013 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on November 15, 2013. File No. 001-32714).

2.2
Agreement and Plan of Merger, dated as of January 31, 2014, among Gastar Exploration, Inc. and Gastar Exploration USA, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2014. File No. 000-55138).

2.3†**	Purchase and Sale Agreement, dated May 1, 2015, by and between Gastar Exploration Inc. and Oklahoma Energy Acquisitions, LP.

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

3.4
Certificate of Designation of Rights and Preferences of 8.625% Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 3.3 of Gastar Exploration USA, Inc.'s Form 8-A filed on June 20, 2011. File No. 001-35211).

3.5
Certificate of Designation of Rights and Preferences of 10.75% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 3.4 of the Form 8-A filed with the SEC on November 1, 2013. File No. 001-35211).

10.1
Master Assignment, Agreement and Amendment No. 5 to Second Amended and Restated Credit Agreement dated as of March 9, 2015, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender, Issuing Lender, and Lender, IBERIABANK as Lender, Comerica Bank as Lender, ING Capital LLC as Lender and Barclays Bank PLC as Lender (incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K filed with the SEC on March 12, 2015. File No. 001-35211).

10.2*
Third Amendment to Employment Agreement entered into by and between Gastar Exploration Inc. and Michael A. Gerlich as of March 10, 2015 (incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-K filed with the SEC on March 12, 2015. File No. 001-35211).

10.3*
Third Amendment to Amended and Restated Gastar Exploration Inc. Employee Change of Control Severance Plan, dated March 10, 2015 (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K filed with the SEC on March 12, 2015. File No. 001-35211).

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

**
Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and similar attachments to Exhibit 2.3 have not been filed herewith. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.