Form 10-Q
period 2015-09-30
Gastar Exploration Inc.
filed 2015-11-05
CIK 1431372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO

Commission File Number: 001-35211

GASTAR EXPLORATION INC.

(Exact name of registrant as specified in its charter)

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

The total number of outstanding common shares, $0.001 par value per share, as of November 2, 2015 was 80,147,147.

GASTAR EXPLORATION INC.

QUARTERLY REPORT ON FORM 10-Q

For the three and nine months ended September 30, 2015

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

Unless otherwise indicated or required by the context, (i) for any date or period prior to the January 31, 2014 merger described above, “Gastar,” the “Company,” “we,” “us,” “our” and similar terms refer collectively to Gastar Exploration, Inc.(formerly known as Gastar Exploration Ltd.) and its subsidiaries, including Gastar Exploration Inc. (formerly known as Gastar Exploration USA, Inc.), and for any date or period after January 31, 2014, such terms refer collectively to Gastar Exploration Inc. and its subsidiaries and (ii) all dollar amounts appearing in this Form 10-Q are stated in United States dollars (“U.S. dollars”) unless otherwise noted and (iii) all financial data included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

Glossary of Terms

AMI	Area of mutual interest, an agreed designated geographic area where co-participants or other industry participants have a right of participation in acquisitions and operations

Bbl	Barrel of oil, condensate or NGLs

Bbl/d	Barrels of oil, condensate or NGLs per day

Bcf	One billion cubic feet of natural gas

Bcfe	One billion cubic feet of natural gas equivalent, calculated by converting liquids volumes on the basis of 1/6th of a barrel of oil, condensate or NGLs per Mcf

Boe	One barrel of oil equivalent determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or NGLs

Boe/d	Barrels of oil equivalent per day

Btu	British thermal unit, typically used in measuring natural gas energy content

CRP	Central receipt point

FASB	Financial Accounting Standards Board

Gross acres	Refers to acres in which we own a working interest

Gross wells	Refers to wells in which we have a working interest

MBbl	One thousand barrels of oil, condensate or NGLs

MBbl/d	One thousand barrels of oil, condensate or NGLs per day

MBoe	One thousand barrels of oil equivalent, calculated by converting natural gas volumes on the basis of 6 Mcf of natural gas per barrel

MBoe/d	One thousand barrels of oil equivalent per day

Mcf	One thousand cubic feet of natural gas

Mcf/d	One thousand cubic feet of natural gas per day

Mcfe	One thousand cubic feet of natural gas equivalent, calculated by converting liquids volumes on the basis of 1/6th of a barrel of oil, condensate or NGLs per Mcf

MMBtu/d	One million British thermal units per day

MMcf	One million cubic feet of natural gas

MMcf/d	One million cubic feet of natural gas per day

MMcfe	One million cubic feet of natural gas equivalent, calculated by converting liquids volumes on the basis of 1/6th of a barrel of oil, condensate or NGLs per Mcf

MMcfe/d	One million cubic feet of natural gas equivalent per day

Net acres	Refers to our proportionate interest in acreage resulting from our ownership in gross acreage

Net wells	Refers to gross wells multiplied by our working interest in such wells

NGLs	Natural gas liquids

NYMEX	New York Mercantile Exchange

PBU	Performance based unit comprising one of our compensation plan awards

psi	Pounds per square inch

U.S.	United States of America

U.S. GAAP	Accounting principles generally accepted in the United States of America

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GASTAR EXPLORATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,351	$11,008
Accounts receivable, net of allowance for doubtful accounts of $0, respectively	9,860	30,841
Commodity derivative contracts	16,895	19,687
Prepaid expenses	611	2,083
Total current assets	37,717	63,619
PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties, full cost method of accounting:
Unproved properties, excluded from amortization	91,126	128,274
Proved properties	1,233,716	1,124,367
Total oil and natural gas properties	1,324,842	1,252,641
Furniture and equipment	3,061	3,010
Total property, plant and equipment	1,327,903	1,255,651
Accumulated depreciation, depletion and amortization	(891,414)	(563,351)
Total property, plant and equipment, net	436,489	692,300
OTHER ASSETS:
Commodity derivative contracts	10,710	7,815
Deferred charges, net	2,625	2,586
Advances to operators and other assets	686	9,474
Total other assets	14,021	19,875
TOTAL ASSETS	$488,227	$775,794
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,952	$28,843
Revenue payable	5,350	9,122
Accrued interest	10,565	3,528
Accrued drilling and operating costs	6,672	5,977
Advances from non-operators	—	1,820
Commodity derivative premium payable	2,393	2,481
Asset retirement obligation	88	82
Other accrued liabilities	3,123	3,175
Total current liabilities	41,143	55,028
LONG-TERM LIABILITIES:
Long-term debt	397,189	360,303
Commodity derivative contracts	309	—
Commodity derivative premium payable	3,588	4,702
Asset retirement obligation	6,052	5,475
Total long-term liabilities	407,138	370,480
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, 40,000,000 shares authorized
Series A Preferred stock, par value $0.01 per share; 10,000,000 shares designated; 4,045,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively, with liquidation preference of $25.00 per share	41	41
Series B Preferred stock, par value $0.01 per share; 10,000,000 shares designated; 2,140,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively, with liquidation preference of $25.00 per share	21	21
Common stock, par value $0.001 per share; 275,000,000 shares authorized; 80,147,147 and 78,632,810 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	78	78
Additional paid-in capital	570,937	568,440
Accumulated deficit	(531,131)	(218,294)
Total stockholders’ equity	39,946	350,286
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$488,227	$775,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
REVENUES:
Oil and condensate	$12,835	$22,793	$45,772	$61,913
Natural gas	3,459	7,151	14,109	40,129
NGLs	791	5,139	5,071	16,689
Total oil, condensate, natural gas and NGLs revenues	17,085	35,083	64,952	118,731
Gain (loss) on commodity derivatives contracts	11,301	6,663	19,734	(8,761)
Total revenues	28,386	41,746	84,686	109,970
EXPENSES:
Production taxes	655	1,558	2,317	5,489
Lease operating expenses	5,214	4,136	18,475	13,057
Transportation, treating and gathering	615	397	1,654	3,168
Depreciation, depletion and amortization	15,394	11,111	45,945	33,773
Impairment of oil and natural gas properties	181,966	—	282,118	—
Accretion of asset retirement obligation	131	129	387	376
General and administrative expense	4,683	4,002	13,352	12,658
Total expenses	208,658	21,333	364,248	68,521
(LOSS) INCOME FROM OPERATIONS	(180,272)	20,413	(279,562)	41,449
OTHER INCOME (EXPENSE):
Interest expense	(7,933)	(6,991)	(22,430)	(20,794)
Investment income and other	4	4	10	15
Foreign transaction loss	—	(1)	—	(7)
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(188,201)	13,425	(301,982)	20,663
Provision for income taxes	—	—	—	—
NET (LOSS) INCOME	(188,201)	13,425	(301,982)	20,663
Dividends on preferred stock	(3,618)	(3,618)	(10,855)	(10,805)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(191,819)	$9,807	$(312,837)	$9,858
NET (LOSS) INCOME PER SHARE OF COMMON STOCK ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$(2.47)	$0.16	$(4.04)	$0.17
Diluted	$(2.47)	$0.15	$(4.04)	$0.16
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	77,628,120	60,006,903	77,453,251	58,982,709
Diluted	77,628,120	63,399,446	77,453,251	62,306,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(301,982)	$20,663
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	45,945	33,773
Impairment of oil and natural gas properties	282,118	—
Stock-based compensation	3,927	3,704
Mark to market of commodity derivatives contracts:
Total (gain) loss on commodity derivatives contracts	(19,734)	8,761
Cash settlements of matured commodity derivatives contracts, net	17,913	(7,705)
Cash premiums paid for commodity derivatives contracts	(45)	(185)
Amortization of deferred financing costs	2,652	2,270
Accretion of asset retirement obligation	387	376
Settlement of asset retirement obligation	(80)	(580)
Changes in operating assets and liabilities:
Accounts receivable	22,552	(4,242)
Prepaid expenses	1,472	(697)
Accounts payable and accrued liabilities	(289)	4,143
Net cash provided by operating activities	54,836	60,281
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of oil and natural gas properties	(121,074)	(100,818)
Advances to operators	(2,325)	(43,337)
Acquisition of oil and natural gas properties - refund	—	4,209
Proceeds from sale of oil and natural gas properties	47,866	3,077
(Payments to) proceeds from non-operators	(1,820)	2,422
Purchase of furniture and equipment	(51)	(300)
Net cash used in investing activities	(77,404)	(134,747)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	75,000	58,000
Repayment of revolving credit facility	(40,000)	(58,000)
Proceeds from issuance of common stock, net of issuance costs	—	101,513
Proceeds from issuance of preferred stock, net of issuance costs	—	2,064
Dividends on preferred stock	(10,855)	(10,805)
Deferred financing charges	(804)	(405)
Tax withholding related to restricted stock and performance based unit award vestings	(1,430)	(3,709)
Other	—	13
Net cash provided by financing activities	21,911	88,671
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(657)	14,205
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,008	32,393
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,351	$46,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Gastar Exploration Inc. (the “Company” or “Gastar”) is an independent energy company engaged in the exploration, development and production of oil, condensate, natural gas and NGLs in the U.S. Gastar’s principal business activities include the identification, acquisition, and subsequent exploration and development of oil and natural gas properties with an emphasis on unconventional reserves, such as shale resource plays. In Oklahoma, Gastar is developing the primarily oil-bearing reservoirs of the Hunton Limestone horizontal oil play and is testing other prospective formations on the same acreage, including the Meramec Shale and the Woodford Shale, which is commonly referred to as the STACK Play, and emerging prospective plays in the shallow Oswego formation and in the Osage formation, a deeper bench of the Mississippi Lime located below the Meramec. In West Virginia, Gastar has developed liquids-rich natural gas in the Marcellus Shale and has drilled and completed two successful dry gas Utica Shale/Point Pleasant wells on its acreage.  Gastar has engaged a third-party to market certain Marcellus Shale and Utica/Point Pleasant acreage, primarily located in Marshall and Wetzel Counties, West Virginia, including producing wells.

For any date or period prior to January 31, 2014, “Gastar,” the “Company,” “we,” “us,” “our” and similar terms refer collectively to Gastar Exploration, Inc. (formerly known as Gastar Exploration Ltd.) and its subsidiaries, including Gastar Exploration Inc. (formerly known as Gastar Exploration USA, Inc.), and for any date or period after January 31, 2014, such terms refer collectively to Gastar Exploration Inc. and its subsidiaries.

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

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued and has disclosed certain subsequent events in these condensed consolidated financial statements, as appropriate.

Recent Accounting Developments

The following recently issued accounting pronouncements may impact the Company in future periods:

Business Combinations.  In September 2015, the FASB issued updated guidance as part of its simplification initiative that require that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, depletion and amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The update is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Revenue Recognition.  In May 2014, the FASB issued an amendment to previously issued guidance regarding the recognition of revenue.  The FASB and the International Accounting Standards Board initiated a joint project to clarify the principles for recognizing revenue and to develop a common standard that would (i) remove inconsistencies and weaknesses in revenue requirements, (ii) provide a more robust framework for addressing revenue issues, (iii) improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, (iv) provide more useful information to users of financial statements through improved disclosure requirements and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance supersedes prior revenue recognition requirements and most industry-specific guidance throughout the FASB Accounting Standards Codification.  This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  In April 2015, the FASB proposed to delay the effective date one year, beginning in fiscal year 2018 and such proposal was subsequently adopted by the FASB in August 2015.  The Company is currently evaluating the effect that adopting this guidance will have on its financial position, results of operations or cash flows and does not expect the adoption of this guidance to materially impact its operating results, financial position or cash flows.

3.	Property, Plant and Equipment

The amount capitalized as oil and natural gas properties was incurred for the purchase and development of various properties in the U.S., located in the states of Oklahoma, Pennsylvania and West Virginia.

The following table summarizes the components of unproved properties excluded from amortization at the dates indicated:

	September 30, 2015	December 31, 2014
	(in thousands)
Unproved properties, excluded from amortization:
Drilling in progress costs	$15,302	$29,193
Acreage acquisition costs	65,190	91,362
Capitalized interest	10,634	7,719
Total unproved properties excluded from amortization	$91,126	$128,274

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

	2015
	Total Impairment	September 30	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$3.06	$3.39	$3.88
West Texas Intermediate oil price (per Bbl)(1)		$59.21	$71.68	$82.72
Impairment recorded (pre-tax) (in thousands)	$282,118	$181,966	$100,152	$—

	2014
	Total Impairment	September 30	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$4.24	$4.10	$3.99
West Texas Intermediate oil price (per Bbl)(1)		$99.08	$100.11	$98.30
Impairment recorded (pre-tax) (in thousands)	$—	$—	$—	$—

(1)

For the respective periods, oil and natural gas prices are calculated using the trailing 12-month unweighted arithmetic average of the first-day-of-the-month prices based on Henry Hub spot natural gas prices and West Texas Intermediate spot oil prices.

The Company expects to incur a further ceiling test impairment in the fourth quarter of 2015 assuming commodities prices do not increase dramatically. While it is difficult to project future impairment charges in light of numerous variables involved, the following analysis using basic assumptions is provided to illustrate the impact of lower commodities pricing on impairment charges and proved reserves volumes.  Applying the actual October 1, 2015 average benchmark commodities prices of $44.74 per barrel for crude oil and $2.48 per Mcf for natural gas to November 1, 2015 and December 1, 2015, the Company forecasts that the benchmark 12-month average price applicable to year-end 2015 proved reserves under SEC rules would decrease to $50.37 per barrel for crude oil and $2.66 per Mcf for natural gas.  If such pricing was used in applying the Company’s September 30, 2015 ceiling test for impairment, the Company estimates its impairment charge for the quarter ended September 30, 2015 would have increased by approximately $136.0 million.

The Company’s estimated proved reserve volumes were 91.4 MMBoe at June 30, 2015 using the SEC-mandated historical twelve-month unweighted average pricing at such date.  If such reserves estimates were made using the further reduced twelve-month average benchmark prices forecast for year-end 2015 as described in the foregoing paragraph and without regard to cost savings, reserve additions or other further revisions to reserves other than as a result of such pricing changes, the Company’s internally estimated proved reserves as of June 30, 2015, excluding the impact of recent sales, would decrease by approximately 33.3 MMBoe primarily as a result of the loss of proved undeveloped locations and tail-end volumes which would not be economically producible at such lower prices. The foregoing estimates do not include any proved reserves expected to be acquired in the Company’s pending acquisition of interests in producing wells and acreage from the Company’s Mid-Continent AMI co-participant and certain other sellers, or proved reserves added through drilling activity since June 30, 2015. The Company’s proved reserves estimates as of December 31, 2015 and their estimated discounted value and standardized measure will also be impacted by changes in lease operating costs, future development costs, production, exploration and development activities.

Mid-Continent Acquisition

On October 14, 2015, the Company entered into a definitive purchase and sale agreement to acquire additional working and net revenue interests in 103 gross (10.2 net) wells producing approximately 625 Boe/d and certain undeveloped acreage in the STACK and Hunton Limestone formations in its existing AMI from its AMI co-participant and other sellers for approximately $43.3 million and the conveyance of approximately 11,000 net non-core, non-producing acres in Blaine, Major and Kingfisher Counties, Oklahoma to the sellers, subject to certain adjustments and customary closing conditions (the “Purchase Agreement”).  The transaction is expected to close on or about November 30, 2015 with an effective date of July 1, 2015.  In connection with the acquisition, the AMI participation agreements with the Company’s AMI co-participant will be dissolved.

Mid-Continent Divestiture

On July 6, 2015, the Company sold to an undisclosed private third party certain non-core assets comprised of 38 gross (16.7 net) wells producing approximately net 170 Boe/d (41% oil) for the three months ended March 31, 2015 and approximately 29,500 gross (19,200 net) acres in Kingfisher County, Oklahoma for approximately $45.9 million, reflecting an effective date of April 1, 2015 and customary closing adjustments.  The sale is reflected as a reduction to the full cost pool and the Company did not record a gain or loss related to the divestiture as it was not significant to the full cost pool.

Atinum Participation Agreement

In September 2010, the Company entered into a participation agreement (the “Atinum Participation Agreement”) pursuant to which the Company ultimately assigned to an affiliate of Atinum Partners Co., Ltd. (“Atinum” and, together with the Company, the “Atinum co-participants),  for total consideration of $70.0 million, a 50% working interest in certain undeveloped acreage and wells. Effective June 30, 2011, an AMI was established for additional acreage acquisitions in Ohio, New York, Pennsylvania and West Virginia, excluding the counties of Pendleton, Pocahontas, Preston, Randolph and Tucker, West Virginia. Within this AMI, the Company acts as operator and is obligated to offer any future lease acquisitions within the AMI to Atinum on a 50/50 basis, and Atinum will pay the Company on an annual basis an amount equal to 10% of lease bonuses and third party leasing costs up to $20.0 million and 5% of such costs on activities above $20.0 million.

The Atinum co-participants pursued an initial three-year development program that called for the drilling of a minimum of 60 operated horizontal wells by year-end 2013. Due to natural gas price declines, the Atinum co-participants agreed to reduce the minimum wells to be drilled requirements from the originally agreed upon 60 gross wells to 51 gross wells.  At September 30, 2015, 74 gross operated horizontal Marcellus Shale wells and two gross operated horizontal Utica Shale/Point Pleasant wells were capable of production under the Atinum Participation Agreement.  The Atinum Participation Agreement expired on November 1, 2015 and discussions are currently in progress regarding its replacement.

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

Borrowing base redeterminations are scheduled semi-annually in May and November of each calendar year.  The Company and its lender group may each request one additional unscheduled redetermination during any six-month period between scheduled redeterminations.  At September 30, 2015, the Revolving Credit Facility had a borrowing base of $200.0 million, with $80.0 million borrowings outstanding and availability of $120.0 million.  The next regularly scheduled redetermination is set for May 2016.  Future increases in the borrowing base in excess of the original $50.0 million are limited to 17.5% of the increase in adjusted consolidated net tangible assets as defined in the indenture pursuant to which the Company's senior secured notes are issued (as discussed below in “Senior Secured Notes”).

At September 30, 2015, the Company was in compliance with all financial covenants under the Revolving Credit Facility.

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

At September 30, 2015, the Notes reflected a balance of $317.2 million, net of unamortized discounts of $7.8 million, on the condensed consolidated balance sheets.

5.	Fair Value Measurements

The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations, unproved properties and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements. The Company assesses its unproved properties for impairment whenever events or circumstances indicate the carrying value of those properties may not be recoverable. The fair value of the unproved properties is measured using an income approach based upon internal estimates of future production levels, current and future prices, drilling and operating costs, discount rates, current drilling plans and favorable and unfavorable drilling activity on the properties being evaluated and/or adjacent properties or estimated market data based on area transactions, which are Level 3 inputs. There was no impairment of unproved properties for the three months ended September 30, 2015.  For the nine months ended September 30, 2015, management's evaluation of unproved properties resulted in an impairment.  Due to continued lower natural gas prices for dry gas and no current plans to drill or extend leases in Marcellus East, the Company reclassified $60,000 of unproved properties to proved properties for the nine months ended September 30, 2015 related to acreage in Marcellus East.  For the three and nine months ended September 30, 2014, management's evaluation of unproved properties resulted in an impairment of $2.7 million and $3.2 million, respectively, related to Marcellus East.  As no other fair value measurements are required to be recognized on a non-recurring basis at September 30, 2015, no additional disclosures are provided at September 30, 2015.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	Fair value as of September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$10,351	$—	$—	$10,351
Commodity derivative contracts	—	—	27,605	27,605
Liabilities:
Commodity derivative contracts	—	—	(309)	(309)
Total	$10,351	$—	$27,296	$37,647

	Fair value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$11,008	$—	$—	$11,008
Commodity derivative contracts	—	—	27,502	27,502
Liabilities:
Commodity derivative contracts	—	—	—	—
Total	$11,008	$—	$27,502	$38,510

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the three and nine months ended September 30, 2015 and 2014. Level 3 instruments presented in the table consist of net derivatives that, in management’s opinion, reflect the assumptions a marketplace participant would have used at September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$22,373	$(4,628)	$27,502	$3,764
Total (losses) gains included in earnings	11,301	6,663	19,734	(8,761)
Purchases	415	30	1,326	369
Issuances	—	—	(1,313)	—
Settlements(1)	(6,793)	813	(19,953)	7,506
Balance at end of period	$27,296	$2,878	$27,296	$2,878
The amount of total gains (losses) for the period included in earnings attributable to the change in mark to market of commodity derivatives contracts still held at September 30, 2015 and 2014	$4,511	$7,623	$986	$(950)

(1)	Included in gain (loss) on commodity derivatives contracts on the condensed consolidated statements of operations.

At September 30, 2015, the estimated fair value of accounts receivable, prepaid expenses, accounts and revenue payables and accrued liabilities approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s long-term debt at September 30, 2015 was $269.3 million based on quoted market prices of the Notes (Level 1) and the respective carrying value of the Revolving Credit Facility because the interest rate approximates the current market rate (Level 2).

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

All derivative contracts are carried at their fair value on the balance sheet and all changes in value are recorded in the condensed consolidated statements of operations in (loss) gain on commodity derivatives contracts. For the three months ended September 30, 2015 and 2014, the Company reported gains of $4.5 million and $7.6 million, respectively, in the condensed consolidated statements of operations related to the change in the fair value of its commodity derivative contracts still held at September 30, 2015 and 2014.  For the nine months ended September 30, 2015 and 2014, the Company reported a gain of $1.0 million and a loss of $1.0 million, respectively, in the condensed consolidated statements of operations related to the change in the fair value of its commodity derivative contracts still held at September 30, 2015 and 2014.

As of September 30, 2015, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume(1)	Total of Notional Volume	Floor (Long)	Short Put	Ceiling (Short)
		(in Bbls)
2015	Costless three-way collar	400	48,800	$85.00	$70.00	$96.50
2015	Costless three-way collar	312	38,100	$85.00	$65.00	$97.80
2015	Costless three-way collar	50	6,100	$85.00	$65.00	$96.25
2015	Costless collar	750	91,500	$52.50	$—	$62.05
2015	Costless collar	300	36,600	$52.50	$—	$68.10
2015	Costless collar	700	85,400	$45.00	$—	$55.25
2015	Fixed price swap	600	73,200	$72.54	$—	$—
2015	Fixed price swap	250	30,500	$74.20	$—	$—
2016	Costless three-way collar	275	100,600	$85.00	$65.00	$95.10
2016	Costless three-way collar	330	120,780	$80.00	$65.00	$97.35
2016	Costless three-way collar	450	164,700	$57.50	$42.50	$80.00
2016	Put spread	550	201,300	$85.00	$65.00	$—
2016	Put spread	300	109,800	$85.50	$65.50	$—
2017	Costless three-way collar	280	102,200	$80.00	$65.00	$97.25
2017	Costless three-way collar	242	88,150	$80.00	$60.00	$98.70
2017	Costless three-way collar	200	73,000	$60.00	$42.50	$85.00
2017	Put spread	500	182,500	$82.00	$62.00	$—
2017	Costless three-way collar	200	73,000	$57.50	$42.50	$76.13
2018(2)	Put spread	425	103,275	$80.00	$60.00	$—

(1)	Crude volumes hedged include oil, condensate and certain components of our NGLs production.
(2)	For the period January to August 2018.

As of September 30, 2015, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Call (Long)	Ceiling (Short)
		(in MMBtus)
2015	Fixed price swap	400	48,800	$4.00	$—	$—	$—	$—
2015	Fixed price swap	2,500	305,000	$4.06	$—	$—	$—	$—
2015	Protective spread	2,600	317,200	$4.00	$—	$3.25	$—	$—
2015	Fixed price swap	5,000	610,000	$3.49	$—	$—	$—	$—
2015	Fixed price swap	2,000	244,000	$3.53	$—	$—	$—	$—
2015	Producer three-way collar	2,500	305,000	$—	$3.70	$3.00	$—	$4.09
2015	Producer three-way collar	5,000	610,000	$—	$3.77	$3.00	$—	$4.11
2015(1)	Producer three-way collar	2,000	122,000	$—	$3.00	$2.25	$—	$3.34
2015(1)	Fixed price swap	10,000	610,000	$2.94	$—	$—	$—	$—
2015(2)	Producer three-way collar	2,500	152,500	$—	$3.00	$2.25	$—	$3.65
2015	Basis swap(3)	2,500	305,000	$(1.12)	$—	$—	$—	$—
2015	Basis swap(3)	2,500	305,000	$(1.11)	$—	$—	$—	$—
2015	Basis swap(3)	2,500	305,000	$(1.14)	$—	$—	$—	$—
2016(4)	Producer three-way collar	2,500	762,500	$—	$3.00	$2.25	$—	$3.65
2016	Protective spread	2,000	732,000	$4.11	$—	$3.25	$—	$—
2016	Producer three-way collar	2,000	732,000	$—	$4.00	$3.25	$—	$4.58
2016	Producer three-way collar	5,000	1,830,000	$—	$3.40	$2.65	$—	$4.10
2016	Basis swap(5)	2,500	915,000	$(1.10)	$—	$—	$—	$—
2016	Basis swap(5)	2,500	915,000	$(1.02)	$—	$—	$—	$—
2016	Basis swap(5)	2,500	915,000	$(1.00)	$—	$—	$—	$—
2016(6)	Producer three-way collar	7,500	682,500	$—	$3.00	$2.50	$—	$4.00
2016(7)	Producer three-way collar	5,000	1,375,000	$—	$3.00	$2.35	$—	$4.00
2017	Short call	10,000	3,650,000	$—	$—	$—	$—	$4.75
2017	Basis swap(5)	2,500	912,500	$(1.02)	$—	$—	$—	$—
2017	Basis swap(5)	2,500	912,500	$(1.00)	$—	$—	$—	$—
2017	Producer three-way collar	5,000	1,825,000	$—	$3.00	$2.35	$—	$4.00
2018	Basis swap(5)	2,500	912,500	$(1.02)	$—	$—	$—	$—
2018	Basis swap(5)	2,500	912,500	$(1.00)	$—	$—	$—	$—
2018	Producer three-way collar	5,000	1,825,000	$—	$3.00	$2.35	$—	$4.00

(1)	For the month of October 2015.
(2)	For the period November to December 2015.
(3)	Represents basis swaps at the sales point of Dominion South.
(4)	For the period January to October 2016.
(5)	Represents basis swaps at the sales point of TetcoM2.
(6)	For the period January to March 2016.
(7)	For the period April to December 2016.

As of September 30, 2015, the following NGLs derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price
		(in Bbls)
2015	Fixed price swap	250	30,500	$45.61
2015	Fixed price swap	500	61,000	$20.79
2016	Fixed price swap	500	183,000	$20.79

As of September 30, 2015, all of the Company’s economic derivative hedge positions were with a multinational energy company or large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above;

however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.

In conjunction with certain derivative hedging activity, the Company deferred the payment of certain put premiums for the production month period October 2015 through December 2018. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month. The Company amortizes the deferred put premium liabilities as they become payable. The following table provides information regarding the deferred put premium liabilities for the periods indicated:

	September 30, 2015	December 31, 2014
	(in thousands)
Current commodity derivative put premium payable	$2,393	$2,481
Long-term commodity derivative put premium payable	3,588	4,702
Total unamortized put premium liabilities	$5,981	$7,183

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
	(in thousands)
Put premium liabilities, beginning balance	$5,566	$7,183
Amortization of put premium liabilities	—	(2,297)
Additional put premium liabilities	415	1,095
Put premium liabilities, ending balance	$5,981	$5,981

The following table provides information regarding the amortization of the deferred put premium liabilities by year as of September 30, 2015:

Amortization
(in thousands)
January to December 2016	$3,194
January to December 2017	1,819
January to August 2018	968
Total unamortized put premium liabilities	$5,981

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated statement of financial position and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	September 30, 2015	December 31, 2014
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Current assets	$16,895	$19,687
Commodity derivative contracts	Other assets	10,710	7,815
Commodity derivative contracts	Long-term liabilities	(309)	—
Total derivatives not designated as hedging instruments		$27,296	$27,502

		Amount of Gain (Loss) Recognized in Income on Derivatives For the Three Months Ended September 30,
	Location of Gain (Loss) Recognized in Income on Derivatives	2015	2014
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Gain on commodity derivatives contracts	$11,301	$6,663
Total		$11,301	$6,663

		Amount of Gain (Loss) Recognized in Income on Derivatives For the Nine Months Ended September 30,
	Location of (Gain) Loss Recognized in Income on Derivatives	2015	2014
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Gain (loss) on commodity derivatives contracts	$19,734	$(8,761)
Total		$19,734	$(8,761)

7.	Capital Stock

Common Stock

On May 7, 2015, the Company entered into an at-the-market issuance sales agreement with FBR & Co. (formerly MLV & Co. LLC) (the “Sales Agent”) to sell, from time to time through the Sales Agent, shares of the Company's common stock (the “ATM Program”).  The shares will be issued pursuant to the Company's existing effective shelf registration statement on Form S-3, as amended (Registration No. 333-193832).  The Company registered shares having an aggregate offering price of up to $50.0 million.  During the three and nine months ended September 30, 2015, no shares were sold through the ATM program.

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

Series A Preferred Stock

At September 30, 2015, there were 4,045,000 shares of the Series A Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

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

The Company pays cumulative dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference. For the three and nine months ended September 30, 2015, the Company recognized dividend expense of $2.2 million and $6.5 million, respectively, for the Series A Preferred Stock.

Series B Preferred Stock

At September 30, 2015, there were 2,140,000 shares of the Series B Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

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

The Company pays cumulative dividends on the Series B Preferred Stock at a fixed rate of 10.75% per annum of the $25.00 per share liquidation preference. For the three and nine months ended September 30, 2015, the Company recognized dividend expense of $1.4 million and $4.3 million, respectively, for the Series B Preferred Stock.

Other Share Issuances

The following table provides information regarding the issuances and forfeitures of common stock pursuant to the Company's long-term incentive plan for the periods indicated:

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Other share issuances:
Shares of restricted common stock granted	5,380	1,426,604
Shares of restricted common stock vested	31,282	1,306,154
Shares of common stock issued pursuant to PBUs vested, net of forfeitures	—	497,636
Shares of restricted common stock surrendered upon vesting/exercise(1)	3,167	385,405
Shares of restricted common stock forfeited	—	24,498

(1)	Represents shares of common stock forfeited in connection with the payment of estimated withholding taxes on shares of restricted common stock that vested during the period.

On June 12, 2014, the Company's stockholders approved an amendment and restatement to the Gastar Exploration Inc. Long-Term Incentive Plan (the “LTIP”), effective April 24, 2014, to, among other things, increase the number of shares of common stock reserved for issuance under the LTIP by 3,000,000 shares of common stock.  There were 2,848,062 shares of common stock available for issuance under the LTIP at September 30, 2015.

Shares Reserved

At September 30, 2015, the Company had 866,600 common shares reserved for the exercise of stock options.

8.	Interest Expense

The following table summarizes the components of interest expense for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Interest expense:
Cash and accrued	$7,703	$7,297	$22,872	$21,639
Amortization of deferred financing costs(1)	916	779	2,652	2,270
Capitalized interest	(686)	(1,085)	(3,094)	(3,115)
Total interest expense	$7,933	$6,991	$22,430	$20,794

(1)

The three months ended September 30, 2015 and 2014 includes $644,000 and $584,000, respectively, of debt discount accretion related to the Notes.  The nine months ended September 30, 2015 and 2014 includes $1.9 million and $1.7 million, respectively, of debt discount accretion related to the Notes.

9.	Income Taxes

For the three and nine months ended September 30, 2015, respectively, the Company did not recognize a current income tax benefit or provision as the Company has a full valuation allowance against assets created by net operating losses generated.  The Company believes it more likely than not that the assets will not be utilized.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share and share data)
Net (loss) income attributable to common stockholders	$(191,819)	$9,807	$(312,837)	$9,858
Weighted average common shares outstanding - basic	77,628,120	60,006,903	77,453,251	58,982,709
Incremental shares from unvested restricted shares	—	2,614,215	—	2,587,345
Incremental shares from outstanding stock options	—	115,421	—	109,755
Incremental shares from outstanding PBUs	—	662,907	—	626,671
Weighted average common shares outstanding - diluted	77,628,120	63,399,446	77,453,251	62,306,480
Net (loss) income per share of common stock attributable to common stockholders:
Basic	$(2.47)	$0.16	$(4.04)	$0.17
Diluted	$(2.47)	$0.15	$(4.04)	$0.16
Common shares excluded from denominator as anti-dilutive:
Unvested restricted shares	239,161	14,877	146,253	45,203
Stock options	—	—	—	—
Unvested PBUs	503,271	—	84,179	—
Total	742,432	14,877	230,432	45,203

11.	Commitments and Contingencies

Litigation

Gastar Exploration Ltd vs. U.S. Specialty Ins. Co. and Axis Ins. Co. (Cause No.2010-11236) District Court of Harris County, Texas 190th Judicial District.  On February 19, 2010, the Company filed a lawsuit claiming that the Company was due reimbursement of qualifying claims related to the settlement and associated legal defense costs under the Company's directors and officers liability insurance policies related to the ClassicStar Mare Lease Litigation settled on December 17, 2010 for $21.2 million.  The combined coverage limits under the directors and officers liability coverage is $20.0 million.  The District Court granted the underwriters' summary judgment request by a ruling dated January 4, 2012.  The Company appealed the District Court ruling and on July 15, 2013, the Fourteenth Court of Appeals of Texas reversed the summary judgment ruling granted against the Company on the basis of the policies' prior-and-pending litigation endorsement and remanded the case for further proceedings in the District Court. The insurers filed a motion for reconsideration in the Fourteenth Court of Appeals, which that court denied.  The insurers then sought discretionary review from the Texas Supreme Court, which that court denied on February 27, 2015.  The insurers then filed in the Texas Supreme Court a motion for rehearing of their denied petition for review, which the court has denied.  The case has now been remanded to the District Court.  The District Court proceedings will include, but not be limited to, a determination of the portion of the Company's settlement of the ClassicStar Mare Lease Litigation that is covered by the insuring agreements.  On July 28, 2015, the parties submitted briefs in support of their respective positions regarding the issues left to be resolved in the case and the requisite amount of time for such proceedings.  On August 11, 2015, the court entered a docket control order establishing the week of March 7, 2016 as the tentative week for the case to go to trial. The court has since canceled that trial date to allow additional time to brief discovery- and coverage-related issues.

Husky Ventures, Inc. vs. J. Russell Porter, Michael A. Gerlich, Michael McCown, Keith R. Blair, Henry J. Hansen and John M. Selser Sr.  (Case No. CIV-15-637-R) United States District Court for the Western District of Oklahoma. On June 9, 2015, Husky Ventures, Inc. (“Husky”) filed this action against five of the Company’s senior officers and our non-executive chairman of the board alleging that each of the defendants committed fraud by grossly understating the costs of certain oil and gas interests the Company acquired that were outside a Mid-Continent AMI between Husky and the Company while inflating the costs of interests simultaneously acquired within the AMI.  Husky alleges this resulted in the defendants improperly shifting a disproportionate amount of acquisition costs away from the Company and to Husky.  Husky sought to recover actual damages alleged to be in excess of $2.0 million, as well as punitive damages and attorneys’ fees. In connection with the Company’s entry into the Purchase Agreement (defined above), the Company, five of its senior officers, its non-executive chairman and Husky agreed to the settlement and mutual release of claims that the Company and Husky made against each other in this matter as well as any claims the parties may have had against each other in connection with the AMI participation agreements.  In the event that the Purchase Agreement is terminated pursuant to its terms prior to the consummation of the transactions contemplated thereby, the settlement and release will be rescinded.

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

12.	Statement of Cash Flows – Supplemental Information

The following is a summary of the supplemental cash paid and non-cash transactions for the periods indicated:

	For the Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash paid for interest, net of capitalized amounts	$12,699	$11,668
Non-cash transactions:
Capital expenditures (excluded from) included in accounts payable and accrued drilling costs	$(12,396)	$1,601
Capital expenditures included in accounts receivable	$—	$4,077
Asset retirement obligation included in oil and natural gas properties	$276	$109
Application of advances to operators	$11,113	$36,812
Expenses accrued for the issuance of common stock	$—	$223
Other	$—	$(11)

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

Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. As such, management’s assumptions about future events may prove to be inaccurate. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to:

•	the supply and demand for oil, condensate, natural gas and NGLs;
•	continued low or further declining prices for oil, condensate, natural gas and NGLs;
•	worldwide political and economic conditions and conditions in the energy market;
•	the extent to which we are able to realize the anticipated benefits from acquired assets;
•	our ability to raise capital to fund capital expenditures or repay or refinance debt upon maturity;
•	our ability to meet financial covenants under our indenture or credit agreements or the ability to obtain amendments or waivers to effect such compliance;
•	the ability and willingness of our current or potential counterparties, third-party operators or vendors to enter into transactions with us and/or to fulfill their obligations to us;
•	failure of our co-participants to fund any or all of their portion of any capital program;
•	the ability to find, acquire, market, develop and produce new oil and natural gas properties;

•	uncertainties about the estimated quantities of oil and natural gas reserves and in the projection of future rates of production and timing of development expenditures of proved reserves;
•	strength and financial resources of competitors;
•	availability and cost of material and equipment, such as drilling rigs and transportation pipelines;
•	availability and cost of processing and transportation;
•	changes or advances in technology;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent energy company engaged in the exploration, development and production of oil, condensate, natural gas and NGLs in the U.S. Our principal business activities include the identification, acquisition, and subsequent exploration and development of oil and natural gas properties with an emphasis on unconventional reserves, such as shale resource plays.  In Oklahoma, we are developing the primarily oil-bearing reservoirs of the Hunton Limestone horizontal oil play and is testing other prospective formations on the same acreage, including the Meramec Shale (middle Mississippi Lime) and the Woodford Shale, which is commonly referred to as the STACK Play, and emerging prospective plays in the shallow Oswego formation and in the Osage formation, a deeper bench of the Mississippi Lime located below the Meramec.  In West Virginia, we have developed liquids-rich natural gas in the Marcellus Shale and have drilled and completed two successful dry gas Utica Shale/Point Pleasant wells on our acreage.  We have engaged a third-party to market certain Marcellus Shale and Utica/Point Pleasant acreage, primarily located in Marshall and Wetzel Counties, West Virginia, including producing wells.

Our current operational activities are conducted in, and our consolidated revenues are generated from, markets exclusively in the U.S.  As of September 30, 2015, our major assets consist of approximately 212,200 gross (105,700 net) acres in Oklahoma and approximately 55,800 gross (37,400 net) acres in the Marcellus Shale in West Virginia and southwestern Pennsylvania, of which approximately 22,800 gross (8,800 net) acres have Utica Shale/Point Pleasant potential.  Subsequent to September 30, 2015 and as a result of the October 14, 2015 acquisition of approximately 15,700 net acres in Kingfisher and Garfield Counties, Oklahoma and the conveyance of approximately 11,000 net acres in Blaine and Major Counties, Oklahoma to the sellers, our Mid-Continent assets will consist of approximately 212,200 gross (110,400 net) acres in Oklahoma.

The following discussion addresses material changes in our results of operations for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 and material changes in our financial condition since December 31, 2014. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Part I, Item 1. “Financial Statements” of this report, as well as our 2014 Form 10-K, which includes important disclosures regarding our critical accounting policies as part of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Oil and Natural Gas Activities

The following provides an overview of our major oil and natural gas projects. While actively pursuing specific exploration and development activities in the Mid-Continent area, there is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.  We also continue to concentrate our drilling activities in the Mid-Continent and are marketing certain Marcellus Shale and Utica/Point Pleasant acreage, primarily in Marshall and Wetzel Counties, West Virginia, including producing wells, in light of the substantial downturn in oil, natural gas and NGLs prices that has occurred since November 2014.  The dramatic pricing downturns that we are experiencing may cause us to make further changes in our drilling plans.

Mid-Continent Horizontal Oil Play.

The Hunton Limestone is a limestone formation stretching over approximately 2.7 million acres mainly in Oklahoma, but also in the neighboring states of Texas, New Mexico and Arkansas.  Hunton Limestone development has been attractive due to the high quality oil production and the associated production of high BTU content natural gas in the area.  In addition to Hunton Limestone potential, we believe that our acreage is also prospective in the STACK play, an area of southeastern Oklahoma that includes oil and gas-rich shale formations such as the proven Meramec and Woodford Shale, ranging in depth from 8,000 to 11,000 feet, and emerging prospective plays in the shallow Oswego formation and in the Osage formation, a deeper bench of the Mississippi Lime located below the Meramec.  At September 30, 2015, we held leases covering approximately 212,200 gross (105,700 net) acres in Major, Garfield, Canadian, Kingfisher, Logan, Blaine and Oklahoma Counties, Oklahoma within the Hunton Limestone horizontal oil play.

On October 14, 2015, we entered into a definitive purchase and sale agreement (the “Purchase Agreement”) to acquire additional working and net revenue interests in 103 gross (10.2 net) producing wells and certain undeveloped acreage in the STACK and Hunton Limestone formations in our AMI from our AMI co-participant for approximately $43.3 million and the conveyance of approximately 11,000 net non-core, non-producing acres in Blaine, Major and Kingfisher Counties, Oklahoma to the sellers, subject to certain adjustments and customary closing conditions.  The transaction is expected to close on or about November 30, 2015 with an effective date of July 1, 2015.  In connection with the acquisition, the AMI participation agreements with our AMI co-participant will be dissolved.

On July 6, 2015, we sold to an undisclosed private third party certain non-core assets comprised of 38 gross (16.7 net) wells producing approximately net 170 Boe/d (41% oil) for the three months ended March 31, 2015 and approximately 29,500 gross (19,200 net) acres in Kingfisher County, Oklahoma for approximately $45.9 million, net of customary closing adjustments.  The sale is reflected as a reduction to the full cost pool and we did not record a gain or loss related to the divestiture as it was not significant to the full cost pool.

In our initial AMI with our Mid-Continent co-participant, we currently pay 50% of lease acquisition costs for a 50% working interest.  We pay 54.25% of the lease acquisition costs in the two additional prospect areas for a 50% working interest.  In the initial prospect area, we are currently responsible for paying only the drilling and completion costs associated with our 50% working interest (our approximate net revenue interest is 39.0%).  In all subsequent prospect areas, we pay 54.25% of gross drilling and completion costs to earn a 50% working interest.  Our AMI co-participant acts as operator and handles all drilling, completion and production activities, and we handle leasing and permitting activities in certain areas of the AMI.  For 2015, our focus has been to drill in areas that we believe will result in the most significant proved reserve recognition to capital dollars spent and renew acreage in areas that our past drilling has proven to provide attractive returns and production rates and substantial reserve additions.  We may elect to sell in the future any acreage that is determined to provide less attractive returns, productions and reserve additions or is outside of our drilling focus to reduce net capital expenditures.  In connection with the acquisition, the AMI participation agreements with our AMI co-participant will be dissolved.

As of September 30, 2015 and currently as of the date of this report, we had initial production and drilling operations at various stages on the following wells in our original AMI in the Hunton Limestone formation:

				Cumulative Production Averages(2)
Well Name	Current Working Interest	Approximate Lateral Length (in feet)	Peak Production Rates(1) (Boe/d)	Boe/d	% Oil	Date of First Production or Status	Approximate Gross Costs to Drill & Complete ($ millions)
LB 1-1H	47.6%	4,300	791	181	62%	January 23, 2015	$5.2
Hubbard 1-23H(3)	57.0%	4,500	63	19	96%	February 19, 2015	$6.1
Boss Hogg 1-14H	50.0%	4,300	129	51	70%	February 21, 2015	$7.4
Bo 1-23H	43.8%	4,300	547	250	44%	February 28, 2015	$5.0
The River 1-22H	39.7%	3,800	1,250	787	28%	March 14, 2015	$4.6
Bigfoot 1-9H	47.4%	4,200	161	88	56%	March 17, 2015	$5.1
Falcon 1-5H	51.5%	4,100	1,202	557	71%	April 1, 2015	$4.4
Dorothy 1-12H	49.5%	3,900	41	15	74%	April 10, 2015	$4.5
Polar Bear 1-20H	47.4%	4,300	403	115	87%	May 5, 2015	$4.9
Unruh 1-34H(4)	75.4%	4,400	N/A	N/A	N/A	Commenced flowback	$7.6

(1)	Represents highest daily gross Boe rate.
(2)	Represents gross cumulative production divided by actual producing days through November 1, 2015.
(3)	After payout working interest is 49.9%.
(4)	Approximate gross costs to drill and complete includes costs to re-drill the well due to an initial horizontal casing collapse.

In connection with our entry into the Purchase Agreement, Gastar, five of its senior officers, its non-executive chairman and our AMI co-participant agreed to the settlement and mutual release of claims that Gastar and our AMI co-participant made against each other in separate lawsuits pending in federal court in Oklahoma as well as any claims the parties may have had against each other in connection with the participation agreements.  In the event that the Purchase Agreement is terminated pursuant to its terms prior to the consummation of the transactions contemplated thereby, the settlement and release will be rescinded, as described in Part I, Item 1. “Financial Statements, Note 11 - Commitments and Contingencies” of this report.

As of September 30, 2015 and currently as of the date of this report, we had production and drilling operations at various stages on the following operated wells on our West Edmond Hunton Lime Unit (“WEHLU”) acreage in the lower Hunton Limestone formation:

				Cumulative Production Averages(2)
Well Name	Current Working Interest	Approximate Lateral Length (in feet)	Peak Production Rates(1) (BOE/d)	BOE/d	% Oil	Date of First Production or Status	Approximate Gross Costs to Drill & Complete ($ millions)
Upper Hunton Completions
Warsaw 33-2H	98.3%	4,900	615	210	55%	February 13, 2015	$4.4
Blair Farms 31-1H	98.3%	7,500	509	361	78%	May 7, 2015	$5.0
Easton 22-4H	98.3%	5,800	604	298	90%	May 20, 2015	$2.7
Jetson 8-2H	98.3%	6,100	353	208	87%	August 19, 2015	$4.2
Arcadia Farms 15-2H	98.3%	7,700	N/A	267	88%	September 13, 2015	$3.1
O' Donnell 5-1H	98.3%	4,400	N/A	119	96%	October 8, 2015	$4.5

Lower Hunton Completions
Warsaw 33-3H	98.3%	6,100	663	203	59%	February 14, 2015	$6.9
Easton 22-3H	98.3%	6,700	548	390	79%	May 24, 2015	$4.9
Davis 9-2H	98.3%	6,600	N/A	200	83%	August 6, 2015	$5.8
Jetson 8-1H	98.3%	5,800	N/A	154	67%	August 19, 2015	$5.1
Davis 9-4H	98.3%	7,700	N/A	101	100%	October 3, 2015	$5.3
Arcadia Farms 15-1CH	98.3%	6,800	N/A	192	76%	October 9, 2015	$5.7
O'Donnell 5-2CH	98.3%	5,600	N/A	176	73%	October 9, 2015	$5.6

(1)	Represents highest daily gross Boe rate.
(2)	Represents gross cumulative production divided by actual producing days through November 1, 2015.

We are continuing to monitor well flow back results on recently drilled and completed wells and remain encouraged by the overall well results to date.  As a result of the current commodity price environment, we currently have no plans to drill any new Hunton Limeston wells during the remainder of 2015.

On September 6, 2015, we spudded our first Meramec well, the Deep River 30-1H, with a vertical depth of approximately 7,300 feet and drilled an approximate 5,100-foot lateral and completed it with a 34-stage fracture stimulation.  The Deep River 30-1H was placed on flowback on October 28, 2015.  Our working interest in the Deep River 30-1H is 100% (NRI 80%).  The estimated cost to drill and complete the Deep River 30-1H is approximately $5.8 million.

The following table provides production and operational information about the Mid-Continent for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Mid-Continent	2015	2014	2015	2014
Net Production:
Oil and condensate (MBbl)	274	213	875	516
Natural gas (MMcf)	805	715	2,491	2,004
NGLs (MBbl)	111	83	320	232
Total net production (MBoe)	520	415	1,611	1,082
Net Daily Production:
Oil and condensate (MBbl/d)	3.0	2.3	3.2	1.9
Natural gas (MMcf/d)	8.7	7.8	9.1	7.3
NGLs (MBbl/d)	1.2	0.9	1.2	0.9
Total net daily production (MBoe/d)	5.6	4.5	5.9	4.0
Average sales price per unit(1):
Oil and condensate (per Bbl)	$44.45	$96.09	$48.54	$98.45
Natural gas (per Mcf)	$2.67	$3.87	$2.76	$4.46
NGLs (per Bbl)	$10.28	$30.42	$13.16	$34.83
Average sales price per Boe(1)	$29.80	$62.11	$33.27	$62.66
Selected operating expenses (in thousands):
Production taxes	$329	$904	$1,170	$2,264
Lease operating expenses(2)	$4,328	$3,160	$15,020	$9,793
Transportation, treating and gathering	$3	$9	$10	$31
Selected operating expenses per Boe:
Production taxes	$0.63	$2.18	$0.73	$2.09
Lease operating expenses(2)	$8.33	$7.62	$9.32	$9.05
Transportation, treating and gathering	$0.01	$0.02	$0.01	$0.03
Production costs(3)	$8.34	$7.64	$9.33	$9.08

(1)	Excludes the impact of hedging activities.
(2)

Lease operating expenses for the three and nine months ended September 30, 2015 include $1.1 million and $3.8 million, respectively, of workover expense for one-time production enhancing workovers completed on certain WEHLU wells.  Excluding workover expense, lease operating expense per Boe for the three and nine months ended September 30, 2015 would have been $6.23 per Boe and $6.94 per Boe, respectively, compared to $7.70 per Boe and $9.04 per Boe for the three and nine months ended September 30, 2014, respectively.

(3)	Production costs include lease operating expense, insurance, gathering and workover expense and excludes ad valorem and severance taxes.

Appalachian Basin.

Marcellus Shale.  The Marcellus Shale is Devonian aged shale that underlies much of the Appalachian region of Pennsylvania, New York, Ohio, West Virginia and adjacent states. The depth of the Marcellus Shale and its low permeability make the Marcellus Shale an unconventional exploration target in the Appalachian Basin. Advancements in horizontal drilling and stimulation have produced promising results in the Marcellus Shale. These developments have resulted in increased leasing and drilling activity in the area. As of September 30, 2015, our acreage position in the play was approximately 55,800 gross (37,400 net) acres.  We refer to the approximately 26,700 gross (11,600 net) acres reflecting our interest in our Marcellus Shale assets in West Virginia and Pennsylvania subject to the Atinum Participation Agreement described below as our Marcellus West acreage. We refer to the approximately 29,100 gross (25,900 net) acres in Preston, Tucker, Pocahontas, Randolph and Pendleton Counties, West Virginia as our Marcellus East acreage. The entirety of our acreage is believed to be in the core, over-pressured area of the Marcellus play.  We continue to opportunistically swap acreage with adjacent operators in order to optimize our acreage and maximize horizontal lateral lengths.

Due to the current price environment in the Appalachian Basin, we have suspended our drilling operations in the Appalachian Basin until product prices improve.  As of September 30, 2015, we had no drilling operations in progress on our Marcellus Shale acreage in Marshall County, West Virginia.  We have engaged a third-party to market certain Marcellus Shale and Utica Shale/Point Pleasant acreage, primarily located in Marshall and Wetzel Counties, West Virginia, including producing wells.

On September 21, 2010, we entered into the Atinum Participation Agreement pursuant to which we ultimately assigned to Atinum, for $70.0 million in total consideration, a 50% working interest in certain undeveloped acreage and shallow producing wells.

Atinum has the right to participate in any future leasehold acquisitions made by us within Ohio, New York, Pennsylvania and West Virginia, excluding the counties of Pendleton, Pocahontas, Preston, Randolph and Tucker, West Virginia, on terms identical to those governing the then-existing Atinum Participation Agreement. We are the operator and are obligated to offer any future lease acquisitions to Atinum on a 50/50 basis. Atinum will pay us on an annual basis an amount equal to 10% of lease bonuses and third party leasing costs, up to $20.0 million, and 5% of such costs on activities above $20.0 million.

The Atinum co-participants pursued an initial three-year development program that called for the drilling of a minimum of 60 operated horizontal wells by year-end 2013.  Due to natural gas price declines, we and Atinum agreed to reduce the minimum wells to be drilled requirements from 60 gross wells to 51 gross wells. At September 30, 2015, 74 gross (37.0 net) operated Marcellus Shale horizontal wells were capable of production.  All of our Marcellus Shale well operations to date were drilled under the Atinum Participation Agreement.  The Atinum Participation Agreement expired on November 1, 2015 and discussions are currently in progress regarding its replacement.

The following table provides production and operational information for the Marcellus Shale for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Marcellus Shale	2015	2014	2015	2014
Net Production:
Oil and condensate (MBbl)	56	37	191	144
Natural gas (MMcf)	1,987	1,925	6,215	6,387
NGLs (MBbl)	226	97	533	311
Total net production (MBoe)	613	455	1,760	1,519
Net Daily Production:
Oil and condensate (MBbl/d)	0.6	0.4	0.7	0.5
Natural gas (MMcf/d)	21.6	20.9	22.8	23.4
NGLs (MBbl/d)	2.5	1.1	2.0	1.1
Total net daily production (MBoe/d)	6.7	4.9	6.4	5.6
Average sales price per unit (1)(2):
Oil and condensate (per Bbl)	$11.64	$62.57	$17.24	$77.28
Natural gas (per Mcf)	$0.46	$2.14	$0.95	$4.84
NGLs (per Bbl)	$(1.56)	$26.98	$1.60	$27.68
Average sales price per Boe (1)(2)	$1.97	$19.87	$5.70	$33.35
Selected operating expenses (in thousands):
Production taxes(3)	$271	$627	$988	$3,198
Lease operating expenses(3)	$860	$967	$3,399	$3,256
Transportation, treating and gathering(3)	$552	$361	$1,462	$3,109
Selected operating expenses per Boe:
Production taxes(3)	$0.44	$1.38	$0.56	$2.10
Lease operating expenses(3)	$1.40	$2.13	$1.93	$2.14
Transportation, treating and gathering(3)	$0.90	$0.79	$0.83	$2.05
Production costs(4)	$1.76	$2.53	$2.15	$3.79

(1)	Excludes the impact of hedging activities.
(2)

The nine months ended September 30, 2014 includes the benefit of a one-time revenue adjustment related to an arbitration settlement.  Excluding the arbitration settlement adjustment impact, average sales prices would have been as follows:

For the Nine Months Ended September 30, 2014
Marcellus Shale
Average sales price per unit:
Oil and condensate (per Bbl)	$55.42
Natural gas (per Mcf)	$3.57
NGLs (per Bbl)	$29.86
Average sales price per Boe	$26.37

(3)

The nine months ended September 30, 2014 includes a one-time adjustment to production taxes, lease operating expenses and transportation, treating and gathering related to an arbitration settlement.  Excluding the arbitration settlement adjustment impact, production taxes, lease operating expenses and transportation, treating and gathering per Boe would have been as follows:

For the Nine Months Ended September 30, 2014
Marcellus Shale
Selected operating expenses per Boe:
Production taxes	$1.72
Lease operating expenses	$2.27
Transportation, treating and gathering	$1.00

(4)

Production costs include lease operating expenses, insurance, gathering and workover expense and excludes ad valorem and severance taxes.  Excluding the arbitration settlement adjustment impact, production costs for the nine months ended September 30, 2014 would have been as follows:

For the Nine Months Ended September 30, 2014
Marcellus Shale
Selected operating expenses per Boe:
Production costs	$2.87

Utica Shale/Point Pleasant.  The Utica Shale is Ordovician aged shale that underlies much of the Appalachian region of Pennsylvania, Ohio and West Virginia. The depth of the Utica Shale and its low permeability make it an unconventional exploration target in the Appalachian Basin.  Advancements in horizontal drilling and hydraulic fracture stimulation have produced promising results in the Utica Shale, some in close proximity to our existing Marcellus West acreage.  Based on our successful completion of two Utica Shale wells, log analysis of offsetting wells and recent Utica Shale completions by other nearby operators, we believe that our Marcellus West acreage should be prospective for high-pressure, high-deliverability dry natural gas development in the Utica Shale/Point Pleasant formation.  We drilled the Simms U-5H to a total vertical depth of 11,500 feet and drilled an approximate 4,400-foot lateral and completed it with a 25-stage fracture stimulation.  The Simms U-5H was producing at a most recent five-day average rate of 3.8 MMcf/d of natural gas and had total cumulative production of 3.5 Bcf as of October 25, 2015.  Our working interest in the Simms U-5H is 50.0% (43.2% net revenue interest). We drilled the Blake U-7H to a total vertical depth of 11,100 feet and drilled an approximate 6,600-foot lateral and completed it with a 34-stage fracture stimulation.  The Blake U-7H was producing at a most recent five-day average rate of 8.8 MMcf/d of natural gas and had total cumulative production of 2.2 Bcf as of October 25, 2015.  Our working interest in the Blake U-7H is 50.0% (41.1% net revenue interest).  The estimated cost to drill and complete the Blake U-7H was approximately $15.9 million.  All of our Utica Shale/Point Pleasant well operations to date were drilled under the Atinum Participation Agreement.  The Atinum Participation Agreement expired on November 1, 2015, and discussions are currently in progress regarding its replacement.  We have engaged a third-party to market certain of our Marcellus Shale and Utica Shale/Point Pleasant acreage, primarily located in Marshall and Wetzel Counties, West Virginia, including producing wells.

The following table provides production and operational information for the Utica Shale for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Utica Shale	2015	2014	2015	2014
Net Production:
Natural gas (MMcf)	698	187	1,653	187
Total net production (MBoe)	116	31	276	31
Net Daily Production:
Natural gas (MMcf/d)	7.6	2.0	6.1	0.7
Total net daily production (MBoe/d)	1.3	0.3	1.0	0.1
Average sales price per unit (1):
Natural gas (per Mcf)	$0.57	$1.44	$0.81	$1.44
Average sales price per Boe (1)	$3.39	$8.64	$4.86	$8.64
Selected operating expenses (in thousands):
Production taxes	$55	$28	$159	$28
Lease operating expenses	$24	$8	$56	$8
Transportation, treating and gathering	$60	$27	$184	$27
Selected operating expenses per Boe:
Production taxes	$0.47	$0.89	$0.58	$0.89
Lease operating expenses	$0.21	$0.27	$0.20	$0.27
Transportation, treating and gathering	$0.52	$0.88	$0.67	$0.88
Production costs (2)	$0.73	$1.15	$0.87	$1.15

(1)	Excludes the impact of hedging activities.
(2)	Production costs include lease operating expenses, insurance, gathering and workover expense and excludes ad valorem and severance taxes.

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

The following table provides information about production volumes, average prices of oil and natural gas and operating expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per unit amounts)
Net Production:
Oil and condensate (MBbl)	330	250	1,066	660
Natural gas (MMcf)	3,490	2,826	10,360	8,579
NGLs (MBbl)	338	180	854	543
Total net production (MBoe)	1,249	901	3,646	2,633
Net Daily production:
Oil and condensate (MBbl/d)	3.6	2.7	3.9	2.4
Natural gas (MMcf/d)	37.9	30.7	37.9	31.4
NGLs (MBbl/d)	3.7	2.0	3.1	2.0
Total net daily production (MBoe/d)	13.6	9.8	13.4	9.6
Average sales price per unit(1):
Oil and condensate per Bbl, excluding impact of hedging activities	$38.89	$91.17	$42.94	$93.83
Oil and condensate per Bbl, including impact of hedging activities (2)	$44.84	$88.77	$48.30	$90.24
Natural gas per Mcf, excluding impact of hedging activities	$0.99	$2.53	$1.36	$4.68
Natural gas per Mcf, including impact of hedging activities (2)	$1.57	$2.56	$1.93	$4.29
NGLs per Bbl, excluding impact of hedging activities	$2.35	$28.56	$5.94	$30.74
NGLs per Bbl, including impact of hedging activities (2)	$10.64	$26.13	$14.32	$26.85
Average sales price per Boe, excluding impact of hedging activities	$13.68	$38.94	$17.81	$45.10
Average sales price per Boe, including impact of hedging activities (2)	$19.11	$37.87	$22.95	$42.13
Selected operating expenses:
Production taxes(3)	$655	$1,558	$2,317	$5,489
Lease operating expenses(3)	$5,214	$4,136	$18,475	$13,057
Transportation, treating and gathering(3)	$615	$397	$1,654	$3,168
Depreciation, depletion and amortization	$15,394	$11,111	$45,945	$33,773
Impairment of natural gas and oil properties	$181,966	$—	$282,118	$—
General and administrative expense	$4,683	$4,002	$13,352	$12,658
Selected operating expenses per Boe:
Production taxes(3)	$0.52	$1.73	$0.64	$2.09
Lease operating expenses(3)(4)	$4.17	$4.59	$5.07	$4.96
Transportation, treating and gathering(3)	$0.49	$0.44	$0.45	$1.20
Depreciation, depletion and amortization	$12.32	$12.33	$12.60	$12.83
General and administrative expense	$3.75	$4.44	$3.66	$4.81
Production costs(5)	$4.40	$4.84	$5.22	$5.93

(1)

The nine months ended September 30, 2014 include the benefit of a one-time revenue adjustment related to an arbitration settlement.  Excluding the arbitration settlement adjustment impact, average sales prices would have been as follows:

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
(3)

The nine months ended September 30, 2014 include a one-time adjustment to production taxes, lease operating expenses and transportation, treating and gathering related to an arbitration settlement.  Excluding the arbitration settlement adjustment impact, production taxes, lease operating expenses and transportation, treating and gathering per Boe would have been as follows:

For the Nine Months Ended September 30, 2014
Selected operating expenses per Boe:
Production taxes	$1.86
Lease operating expenses	$5.03
Transportation, treating and gathering	$0.60

(4)

Lease operating expenses for the three and nine months ended September 30, 2015 include $1.1 million and $3.8 million, respectively, of workover expense for one-time production enhancing workovers completed on certain WEHLU wells.  Excluding workover expense, lease operating expense per Boe for the three and nine months ended September 30, 2015 would have been $3.30 per Boe and $4.01 per Boe, respectively, compared to $4.63 per Boe and $4.95 per Boe for the three and nine months ended September 30, 2014, respectively.

(5)

Production costs include lease operating expenses, insurance, gathering and workover expense and excludes ad valorem and severance taxes.  Excluding the arbitration settlement adjustment impact, production costs for the nine months ended September 30, 2014 would have been as follows:

For the Nine Months Ended September 30, 2014
Selected operating expenses per Boe:
Production costs	$5.40

Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) were $17.1 million for the three months ended September 30, 2015, down 51% from $35.1 million for the three months ended September 30, 2014. The decrease in revenues was the result of a 65% decrease in weighted average realized equivalent prices offset by a 39% increase in production.  In addition to overall adverse commodity price conditions, we continue to be impacted by significant negative gas basis differentials in Appalachia and weakened NGLs pricing.  Average daily production on an equivalent basis was 13.6 MBoe/d for the three months ended September 30, 2015 compared to 9.8 MBoe/d for the same period in 2014. Oil, condensate and NGLs production represented approximately 53% of total production for the three months ended September 30, 2015 compared to 48% of total production for the three months ended September 30, 2014.

Oil and condensate revenues represented approximately 75% of our total oil, condensate, natural gas and NGLs revenues for the three months ended September 30, 2015 compared to 65% for the three months ended September 30, 2014.  Total liquids revenues (oil, condensate and NGLs) represented approximately 80% of our total oil, condensate, natural gas and NGLs revenues for both the three months ended September 30, 2015 and 2014.  We continue to focus our drilling activity in the Mid-Continent oil play due to continued weakened natural gas and NGLs prices in the Appalachian Basin.  Our average realized sales prices per Boe in the Appalachian Basin, excluding the impact of hedging activities, were $2.20 per Boe for the third quarter of 2015 compared to $19.15 per Boe for the third quarter of 2014 and to $4.98 per Boe for the second quarter of 2015 and to $10.34 per Boe for the first quarter of 2015.  Appalachian Basin natural gas prices have shown some improvement subsequent to September 30, 2015.  We expect our liquids revenues to continue to grow and be a significant percentage of total oil, condensate, natural gas and NGLs revenues during the remainder of 2015.

During the three months ended September 30, 2015, we had commodity derivative contracts covering approximately 38% of our oil and condensate production.  The impact of hedging on oil and condensate sales during the three months ended September 30, 2015 was an increase of $2.0 million in oil and condensate revenues and resulted in an increase in total price realized from $38.89 per Bbl to $44.84 per Bbl.  The gain on oil and condensate commodity derivatives contracts settled during the period includes a loss of $11,000 for amortization of prepaid premiums.  During the three months ended September 30, 2014, the impact of hedging on oil and condensate sales was a decrease of $601,000, which resulted in a decrease in total price realized from $91.17 per Bbl to $88.77 per Bbl.  For both periods, we designated 50% of our current crude hedges as price protection for our NGLs production.

During the three months ended September 30, 2015, we had commodity derivative contracts covering approximately 73% of our natural gas production, which resulted in a gain on natural gas commodity derivatives contracts settled during the quarter of $2.0 million and resulted in an increase in total price realized from $0.99 per Mcf to $1.57 per Mcf.  The gain on natural gas commodity derivative contracts settled during the period includes a gain of $19,000 for amortization of prepaid premiums.  Excluding the non-cash amortization, the impact of hedging on natural gas sales was an increase in revenues of $1.7 million of NYMEX hedge gains and $258,000 of basis hedge gains. During the three months ended September 30, 2014, the impact of hedging on natural gas sales was an increase of $78,000 in natural gas revenues resulting in an increase in total price realized from $2.53 per Mcf to $2.56 per Mcf.

During the three months ended September 30, 2015, we had commodity derivative contracts covering approximately 57% of our NGLs production.  The impact of hedging on NGLs sales during the three months ended September 30, 2015 was an increase of $2.8 million in NGLs revenues and resulted in an increase in total price realized from $2.35 per Bbl to $10.64 per Bbl.  The gain on NGLs commodity derivatives contracts settled during the period includes a loss of $11,000 for amortization of prepaid premiums.  During the three months ended September 30, 2014, the impact of hedging on NGLs sales was a decrease of $437,000 in NGLs revenues which resulted in a decrease in total price realized from $28.56 per Bbl to $26.13 per Bbl.

The change in mark to market value for outstanding commodity derivatives contracts for the three months ended September 30, 2015 was a gain of $4.5 million compared to a gain of $7.6 million for the three months ended September 30, 2014. The change in the mark to market value is primarily the result of changes in hedge contracts during the period compared to the prior year.

For additional information regarding our oil and condensate hedging positions as of September 30, 2015, see   Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report.

Production taxes. We reported production taxes of $655,000 for the three months ended September 30, 2015 compared to $1.6 million for the three months ended September 30, 2014.  The decrease in production taxes primarily resulted from lower commodity prices related to our Marcellus Shale properties.  Production taxes for the three months ended September 30, 2015 and 2014 were approximately 3.8% and 4.4%, respectively, of oil, condensate, natural gas and NGLs revenues.  The decrease in the production tax as a percentage of revenues is primarily the result of an increase in Mid-Continent revenues that benefit from an initial four-year production tax abatement reducing the rate from 7% to 1% on new horizontal wells drilled.  Effective July 1, 2015, the production tax abatement on new horizontal wells drilled was reduced to an initial three-year production abatement period and the rate was reduced from 7% to 2%.

Lease operating expenses. We reported lease operating expenses (“LOE”) of $5.2 million for the three months ended September 30, 2015 compared to $4.1 million for the three months ended September 30, 2014.  Our total LOE was $4.17 per Boe for the three months ended September 30, 2015 compared to $4.59 per Boe for the same period in 2014.  The increase in our LOE was primarily due to a $1.1 million increase in one-time workover expense for production enhancing workovers completed on certain WEHLU wells, a $158,000 increase in ad valorem taxes as a result of higher production volumes and a $72,000 increase in insurance due to additional wells offset by a $276,000 decrease in LOE.  Excluding workover expense, LOE per Boe for the three months ended September 30, 2015 was $3.30 compared to $4.63 for the three months ended September 30, 2014.

Transportation, treating and gathering. We reported transportation expenses of $615,000 for the three months ended September 30, 2015 compared to $397,000 for the three months ended September 30, 2014.  The increase in transportation expense is due to increased Appalachian production.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) expense of $15.4 million for the three months ended September 30, 2015 up from $11.1 million for the three months ended September 30, 2014. The increase in DD&A expense was the result of a 39% increase in production. The DD&A rate for the three months ended September 30, 2015 was $12.32 per Boe compared to $12.33 per Boe for the same period in 2014.

Impairment of oil and natural gas properties.  We reported an impairment of oil and natural gas properties of $182.0 million for the three months ended September 30, 2015.  The impairment is the result of a 28% decline in the 12-month average natural gas price and a 40% decline in the 12-month average oil price used in the calculation of the full cost ceiling test at September 30, 2015 compared to September 30, 2014.   For a description of the ceiling impairment determination and a discussion of the likelihood of future impairment charges in 2015 and the impact of recent price declines on such impairments, see Part I, Item 1. “Financial Statements, Note 3 – Property, Plant and Equipment.”

General and administrative expense. We reported general and administrative expenses of $4.7 million for the three months ended September 30, 2015 compared to $4.0 million for the three months ended September 30, 2014. Non-cash stock-based compensation expense, which is included in general and administrative expense, was $1.2 million for the three months ended September 30, 2015 and 2014.  Excluding stock-based compensation expense, general and administrative expense increased $699,000 to $3.5 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase is primarily due to $481,000 of costs incurred for the acquisition of Oklahoma properties from our AMI co-participant and higher legal costs.

Interest expense.  We reported interest expense of $7.9 million for the three months ended September 30, 2015 compared to $7.0 million for the three months ended September 30, 2014.  The increase in interest expense is primarily due to additional borrowings under the revolving credit facility.

Dividends on preferred stock. We reported dividends on preferred stock of $3.6 million for the three months ended September 30, 2015 and 2014, respectively. The Series A Preferred Stock had a stated value and liquidation preference of approximately $101.1 million at September 30, 2015 and 2014, respectively, and carries a cumulative dividend rate of 8.625% per annum.  Dividends on the Series A Preferred Stock were $2.2 million for the three months ended September 30, 2015 and 2014, respectively.  The Series B Preferred Stock had a stated value and liquidation preference of $53.5 million at September 30, 2015 and 2014 and carries a cumulative dividend rate of 10.75% per annum.  Dividends on the Series B Preferred Stock were $1.4 million for the three months ended September 30, 2015 and 2014, respectively.  Based on the number of shares of Series A Preferred Stock and Series B Preferred Stock outstanding at September 30, 2015, our future stated preferred dividend expense is approximately $3.6 million per quarter, which is subject to being declared and paid monthly.

Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014

Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) were $65.0 million for the nine months ended September 30, 2015, down 45% from $118.7 million for the nine months ended September 30, 2014. The decrease in revenues was the result of a 61% decrease in weighted average realized prices offset by a 39% increase in production.  In addition to overall adverse commodity price conditions, we continue to be impacted by significant negative natural gas basis differentials in Appalachia and weakened NGLs pricing due to excess supply.  Excluding the benefit of a one-time revenue adjustment of $10.6 million related to an arbitration settlement for the nine months ended September 30, 2014, weighted average Boe realized prices decreased 57% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  Average daily production on an equivalent basis was 13.4 MBoe/d for the nine months ended September 30, 2015 compared to 9.6 MBoe/d for the same period in 2014. Oil, condensate and NGLs production represented approximately 53% of total production for the nine months ended September 30, 2015 compared to 46% of total production for the nine months ended September 30, 2014.  The one-time arbitration settlement did not have any impact on year-to-date September 30, 2014 production volumes.

Oil and condensate revenues represented approximately 70% of our total oil, condensate, natural gas and NGLs revenues for the nine months ended September 30, 2015 compared to 52% for the nine months ended September 30, 2014.  Total liquids revenues (oil, condensate and NGLs) represented approximately 78% of our total oil, condensate, natural gas and NGLs revenues for the nine month period ended September 30, 2015 compared to 66% for the nine month period ended September 30, 2014.  Excluding a one-time adjustment related to an arbitration settlement, liquids revenues represented approximately 70% of our total oil, condensate, natural gas and NGLs revenues for the nine month period ended September 30, 2014.  We continue to focus our drilling activity in the Mid-Continent oil play due to continued weakened natural gas and NGLs prices in the Appalachian Basin.  Our average realized sales prices per Boe in the Appalachian Basin, excluding the impact of hedging activities and the one-time adjustment related to an arbitration settlement in 2014, were $5.58 per Boe for the nine months ended September 30, 2015 compared to $26.01 per Boe for the nine months ended September 30, 2014.  Appalachian Basin natural gas prices have shown some improvement subsequent to September 30, 2015.  We expect our liquids revenues to continue to grow and be a significant percentage of total oil, condensate, natural gas and NGLs revenues during the remainder of 2015.

During the nine months ended September 30, 2015, we had commodity derivative contracts covering approximately 30% of our oil and condensate production.  The impact of hedging on oil and condensate sales during the nine months ended September 30, 2015 was an increase of $5.7 million in oil and condensate revenues and resulted in an increase in total price realized from $42.94 per Bbl to $48.30 per Bbl.  The gain on oil and condensate commodity derivatives contracts settled during the period includes a loss of $32,000 for amortization of prepaid premiums and a loss of $585,000 related to deferred put premiums.  During the nine months ended September 30, 2014, the impact of hedging on oil and condensate sales was a decrease of $2.4 million in oil and condensate revenues, which resulted in a decrease in total price realized from $93.83 per Bbl to $90.24 per Bbl.  Excluding the benefit of a one-time revenue adjustment related to an arbitration settlement during the nine months ended September 30, 2014, the total price realized for oil and condensate including the loss on oil and condensate commodity derivatives contracts settled during the nine months ended September 30, 2014 would have decreased from $89.06 per Bbl to $85.47 per Bbl.  For both periods, we designated 50% of our current crude hedges as price protection for our NGLs production.

During the nine months ended September 30, 2015, we had commodity derivative contracts covering approximately 66% of our natural gas production, which resulted in a gain on natural gas commodity derivatives contracts settled during the nine months ended September 30, 2015 of $5.9 million and resulted in an increase in total price realized from $1.36 per Mcf to $1.93 per Mcf.  The gain on natural gas commodity derivative contracts settled during the period includes a gain of $29,000 for amortization of prepaid premiums.  Excluding the non-cash amortization, the impact of hedging on natural gas sales was an increase in revenues of $5.5 million of NYMEX hedge gains and $324,000 of basis hedge gains. During the nine months ended September 30, 2014, the impact of hedging on natural gas sales was a decrease of $3.3 million in natural gas revenues resulting in a decrease in total price realized from $4.68 per Mcf to $4.29 per Mcf.  Excluding the benefit of the one-time revenue adjustment related to an arbitration settlement during the nine months ended September 30, 2014, the total price realized for natural gas including the loss on natural gas commodity derivatives contracts settled during the nine months ended September 30, 2014 would have decreased from $3.73 per Mcf to $3.34 per Mcf.

During the nine months ended September 30, 2015, we had commodity derivative contracts covering approximately 49% of our NGLs production.  The impact of hedging on NGLs sales during the nine months ended September 30, 2015 was an increase of $7.2 million in NGLs revenues and resulted in an increase in total price realized from $5.94 per Bbl to $14.32 per Bbl.  The gain on NGLs commodity derivatives contracts settled during the period includes a loss of $32,000 for amortization of prepaid premiums and a loss of $585,000 related to deferred put premiums. During the nine months ended September 30, 2014, the impact of hedging on NGLs sales was a decrease of $2.1 million in NGLs revenues which resulted in a decrease in total price realized from $30.74 per Bbl to $26.85 per Bbl.  Excluding the impact of the one-time revenue adjustment related to an arbitration settlement during the nine months ended September 30, 2014, the total price realized for NGLs including the loss on NGLs commodity derivatives contracts settled during the nine months ended September 30, 2014 would have decreased from $31.99 per Bbl to $28.09 per Bbl.

Gains related to the change in mark to market value for outstanding commodity derivatives contracts for the nine months ended September 30, 2015 were $986,000 compared to losses of $950,000 for the nine months ended September 30, 2014. The decrease in the mark to market loss is primarily the result of lower commodity prices and the changes in hedge contracts during the period.

For additional information regarding our oil and condensate hedging positions as of September 30, 2015, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report.

Production taxes. We reported production taxes of $2.3 million for the nine months ended September 30, 2015 compared to $5.5 million for the nine months ended September 30, 2014.  Production taxes reported for the nine months ended September 30, 2014 include $584,000 of additional production taxes attributed to a one-time revenue adjustment resulting from an arbitration settlement.  Excluding the 2014 adjustment, the decrease in production taxes primarily resulted from lower commodity prices related to our Marcellus Shale properties.  Production taxes for the nine months ended September 30, 2015 and 2014 were approximately 3.6% and 4.6%, respectively, of oil, condensate, natural gas and NGLs revenues.  The decrease in the production tax as a percentage of revenues is primarily the result of an increase in Mid-Continent revenues that benefit from an initial four-year production tax abatement reducing the rate from 7% to 1% on new horizontal wells drilled.  Effective July 1, 2015, the production tax abatement on new horizontal wells drilled was reduced to an initial three-year production abatement period and the rate was reduced from 7% to 2%.

Lease operating expenses. We reported LOE of $18.5 million for the nine months ended September 30, 2015 compared to $13.1 million for the nine months ended September 30, 2014.  Our total LOE was $5.07 per Boe for the nine months ended September 30, 2015 compared to $4.96 per Boe for the same period in 2014.  Excluding $185,000 of a one-time reduction to LOE related to an arbitration settlement during the nine months ended September 30, 2014, our total LOE would have been $5.03 per Boe for the nine months ended September 30, 2014. The increase in our LOE was primarily due to a $3.8 million increase in one-time workover expense for production enhancing workovers completed on certain WEHLU wells, a $611,000 increase in controllable LOE resulting from new wells and higher overall costs associated with producing oil versus natural gas, an increase in ad valorem taxes of $476,000 and a $497,000 increase in insurance costs.  Excluding workover expense, LOE per Boe for the nine months ended September 30, 2015 would have been $4.01 compared to $4.95 for the nine months ended September 30, 2014.

Transportation, treating and gathering. We reported transportation expenses of $1.7 million for the nine months ended September 30, 2015 compared to $3.2 million for the nine months ended September 30, 2014.  Transportation, treating and gathering expense reported for the nine months ended September 30, 2014 includes $1.6 million of expense attributed to a one-time adjustment related to an arbitration settlement.  Excluding the one-time adjustment, year to date September 30, 2014 transportation expense would have been $1.6 million.

Depreciation, depletion and amortization. We reported DD&A expense of $45.9 million for the nine months ended September 30, 2015 up from $33.8 million for the nine months ended September 30, 2014. The increase in DD&A expense was the result of a 39% increase in production partially offset by a 2% decrease in the DD&A rate per Boe. The DD&A rate for the nine months ended September 30, 2015 was $12.60 per Boe compared to $12.83 per Boe for the same period in 2014. The decrease in the rate is primarily due to higher proved reserves at September 30, 2015 compared to September 30, 2014 and impairments of proved costs taken in 2015.

Impairment of oil and natural gas properties.  We reported an impairment of oil and natural gas properties of $282.1 million for the nine months ended September 30, 2015.  The impairment is the result of a 28% decline in the 12-month average natural gas price and a 40% decline in the 12-month average oil price used in the calculation of our full cost ceiling test at September 30, 2015 compared to September 30, 2014.  For a description of the ceiling test impairment determination and a discussion of the likelihood of future impairment charges in 2015 and the impact of recent price declines on such impairments, see Part I, Item 1. “Financial Statements, Note 3 – Property, Plant and Equipment.”  At September 30, 2015, our ceiling test impairment calculation was based on SEC pricing of $3.06 per MMBtu of Henry Hub spot natural gas and $59.21 per barrel of West Texas Intermediate spot oil which compares to the trailing 12-month unweighted average commodity prices subsequent to quarter end as of October 1, 2015 pricing of $2.94 per MMBtu of Henry Hub spot natural gas and $55.84 per barrel of West Texas Intermediate spot oil.

General and administrative expense. We reported general and administrative expenses of $13.4 million for the nine months ended September 30, 2015 compared to $12.7 million for the nine months ended September 30, 2014. Non-cash stock-based compensation expense, which is included in general and administrative expense, increased $223,000 to $3.9 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  Excluding stock-based compensation expense, general and administrative expense increased $471,000 to $9.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  This increase is primarily due to $481,000 of costs incurred for the acquisition of Oklahoma properties from our AMI co-participant.

Interest expense.  We reported interest expense of $22.4 million for the nine months ended September 30, 2015 compared to $20.8 million for the nine months ended September 30, 2014.  The increase in interest expense is primarily due to additional borrowings under the revolving credit facility.

Dividends on preferred stock. We reported dividends on preferred stock of $10.9 million and $10.8 million for the nine months ended September 30, 2015 and 2014, respectively. The Series A Preferred Stock had a stated value and liquidation preference of approximately $101.1 million at September 30, 2015 and 2014, respectively, and carries a cumulative dividend rate of 8.625% per annum. Dividends on the Series A Preferred Stock were $6.5 million for the nine months ended September 30, 2015 and 2014, respectively.    The Series B Preferred Stock, issued during November 2013, had a stated value and liquidation preference of $53.5 million at September 30, 2015 and 2014, respectively, and carries a cumulative dividend rate of 10.75% per annum.  Dividends on the Series B Preferred Stock were $4.3 million for the nine months ended September 30, 2015 and 2014.  Based on the number of shares of Series A Preferred Stock and Series B Preferred Stock outstanding at September 30, 2015, our future stated preferred dividend expense is approximately $3.6 million per quarter, which is subject to being declared and paid monthly.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities, availability under the Revolving Credit Facility, access to capital markets, to the extent available, and potential asset sales.  If commodity prices remain low or decline further, our liquidity will be adversely affected.  A sustained low commodity price environment may (i) negatively impact our ability to comply with our financial covenants in future periods and (ii) lead to reductions in our proved reserves and the estimated future value thereof.  We have assessed our financial condition, our liquidity situation under our Revolving Credit Facility, the current capital and credit markets and options given different scenarios of commodity prices and we believe that the funds from operating cash flows, available borrowings under our Revolving Credit Facility and proceeds from capital markets transactions and asset sales should be sufficient to meet our cash requirements for at least the next 12 months.  Although we cannot predict how an extended period of commodity prices at existing levels will affect our operations and liquidity levels, we continually evaluate our capital needs and compare them to our capital resources and ability to raise funds in the financial markets and adjust capital expenditures in response to changes in oil, condensate, natural gas and NGLs prices, drilling results and cash flow.

For the nine months ended September 30, 2015, we reported cash flows provided by operating activities of $54.8 million.  For the nine months ended September 30, 2015, we reported net cash used in investing activities of $77.4 million primarily for the development of oil and natural gas properties of $121.1 million offset by $47.9 million in proceeds from the sale of non-core oil and natural gas properties located in the Mid-Continent area.  For the nine months ended September 30, 2015, we reported net cash provided by financing activities of $21.9 million, consisting primarily of $35.0 million of net borrowings under our Revolving Credit Facility partially offset by $10.9 million of preferred stock dividends paid and $1.4 million of tax withholding related to restricted stock and PBU vestings during the period.  As a result of these activities, our cash and cash equivalents balance decreased by $657,000, resulting in a cash and cash equivalents balance of $10.4 million at September 30, 2015.

At September 30, 2015, we had a net working capital deficit of approximately $3.4 million.  At September 30, 2015, availability under our Revolving Credit Facility was $120.0 million.

Future capital and other expenditure requirements.  Capital expenditures for the remainder of 2015, including the Mid-Continent acquisition of $43.3 million before adjustments, are currently projected to be approximately $58.3 million. Excluding the acquisition, in the Appalachian Basin and Mid-Continent, we expect to spend $4.9 million and $8.8 million, respectively, for drilling, completion, infrastructure, lease acquisition and seismic costs.  In addition, we have allocated $1.3 million for capitalized general and administrative costs.  We plan to fund our remaining 2015 capital budget through existing cash balances, internally generated cash flow from operating activities, borrowings under the Revolving Credit Facility, the divestiture of our Marcellus Shale and Utica/Point Pleasant assets and possible capital markets transactions.

We are closely monitoring the recent volatility in the commodity markets, in particular the recent drop in oil and NGLs prices and the continued widening of basis differentials in Appalachia, and we are developing capital plans responsive to changes that are occurring in the commodity and capital markets.  Our capital expenditures and the scope of our drilling activities may change as a result of several factors, including, but not limited to, changes in oil, condensate, natural gas and NGLs prices, costs of drilling and completion and leasehold acquisitions, drilling results, and changes in the borrowing base under the Revolving Credit Facility.  We operate approximately 100% of our remaining budgeted 2015 capital expenditures.

We are currently evaluating our capital plans for 2016; however, based upon current commodity price volatility, we do not anticipate finalizing our capital plan until early 2016.  However, we expect our capital expenditures for 2016 to be reduced from 2015 spending levels.

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

At September 30, 2015, the estimated fair value of all of our commodity derivative instruments was a net asset of $27.3 million, comprised of current and non-current assets and liabilities. By removing the price volatility from a portion of our oil, condensate, natural gas and NGLs sales for the remainder of 2015 through 2018, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows for those periods. While mitigating negative effects of falling commodity prices, certain derivative contracts also limit the benefits we could receive from increases in commodity prices.  In conjunction with certain commodity derivative hedging activity, we deferred the payment of certain put premiums for the production month period October 2015 through December 2018.  At September 30, 2015, we had a current commodity premium payable of $2.4 million and a long-term commodity premium payable of $3.6 million.  The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.

As of September 30, 2015, all of our commodity derivative hedge positions were with a multinational energy company or large financial institutions, each of which is not known to us to be in default on their derivative positions. We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.

ATM Program. We have an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $50.0 million in amounts and at times as we determine from time to time.  Actual issuances, if any, will depend on a variety of factors to be determined by us, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for our company and potential uses of funding available to us.  During the three and nine months ended September 30, 2015, we did not issue any shares of common stock under the ATM Program.

Revolving Credit Facility. Our Revolving Credit Facility provides for a maximum amount of $500.0 million, subject to a borrowing base, which, at September 30, 2015, was $200.0 million.  At September 30, 2015, we had $80.0 million of borrowings outstanding under our Revolving Credit Facility.  As of November 2, 2015, we had $95.0 million of borrowings outstanding under our Revolving Credit Facility.

On March 9, 2015, the Company, together with the parties thereto, entered into a Master Assignment, Agreement and Amendment No. 5 (“Amendment No. 5”) to Second Amended and Restated Credit Agreement.  Amendment No. 5 amended the Revolving Credit Facility to, among other things, (i) increase the borrowing base from $145.0 million to $200.0 million, (ii) adjust the total leverage ratio for each fiscal quarter ending on or after March 31, 2015 but prior to September 30, 2016, to 5.25 to 1.00; for the fiscal quarter ending on September 30, 2016, to 5.00 to 1.00; for the fiscal quarter ending on December 31, 2016, to 4.75 to 1.00; for the fiscal quarter ending on March 31, 2017, to 4.25 to 1.00; and for each fiscal quarter ending on or after June 30, 2017, to 4.00 to 1.00, (iii) adjust the interest coverage ratio for each fiscal quarter ending on or after March 31, 2015 but prior to March 31, 2016, to 2.00 to 1.00 and for each fiscal quarter ending on or after March 31, 2016, to 2.50 to 1.00, and (iv) add the senior secured leverage ratio covenant, such ratio not to exceed, (a) for each fiscal quarter ending on or after March 31, 2015 but prior to June 30, 2016, 2.25 to 1.00 and (b) for each fiscal quarter ending on or after June 30, 2016, 2.00 to 1.00 provided that this senior secured leverage ratio shall cease to apply commencing with the first fiscal quarter end occurring after June 30, 2016 for which the total leverage ratio is equal to or less than 4.00 to 1.00.  As a condition to borrow funds or obtain letters of credit under our Revolving Credit Facility, we must remain in compliance with the financial ratios in our Credit Agreement and we also must certify to our bank lenders that our representations and warranties contained in the Credit Agreement remain true and correct. If we do not meet our financial ratios or are unable to give the required certification, then we would need a waiver or amendment from our bank lenders in order to continue to be able to borrow or obtain letters of credit under our Revolving Credit Facility.  Although we believe our bank lenders are well secured under the terms of our Revolving Credit Facility and the bank lenders have provided financial ratio relief in the past such as in the recent Amendment No. 5, there is no assurance that the bank lenders would further waive or amend our financial ratios or any other requirements that are conditions to future lending or issuances of letters of credit.

Borrowing base redeterminations are scheduled semi-annually in May and November of each calendar year.  The Company and its lender group may each request one additional unscheduled redetermination during any six-month period between scheduled redeterminations.  At September 30, 2015, the Revolving Credit Facility had a borrowing base of $200.0 million, with $80.0 million borrowings outstanding and availability of $120.0 million.  The next regularly scheduled redetermination is set for May 2016.  Future increases in the borrowing base in excess of the original $50.0 million are limited to 17.5% of the increase in adjusted consolidated net tangible assets (“ACNTA”) as defined in the indenture pursuant to which our Notes are issued.

Future borrowings under our Revolving Credit Facility in excess of $50.0 million are, with certain exceptions for additional permitted borrowings, limited to 17.5% of ACNTA, as defined in the indenture pursuant to which our Notes are issued. In light of the dramatic drop in commodities prices occurring this year, our ACNTA is expected to be reduced substantially at year-end 2015. As a result, we believe that it is likely that after December 31, 2015 our ability to borrow under our Revolving Credit Facility will be limited by the covenants in our Notes indenture to an amount less than our current $200.0 million borrowing base. Absent an amendment to this indenture covenant approved by the indenture trustee and holders of a majority in principal amount of our Notes, which we are not currently contemplating seeking to obtain nor are we assured of obtaining if we did pursue, we may determine to draw the full amount of un-borrowed available funds under our Revolving Credit Facility on or prior to determining year-end 2015 ACNTA in order to have such funds available. Future reductions in our borrowing base to an amount below amounts borrowed would have to be repaid from such funds or other funds generated by operations or asset sales.

At September 30, 2015, we were in compliance with all financial covenants under the Revolving Credit Facility. For a more detailed description of the terms of our Revolving Credit Facility, see Part I, Item 1. “Financial Statements, Note 4 – Long-Term Debt” of this report.

Senior Secured Notes.  We have $325.0 million of senior secured notes outstanding, which are due May 15, 2018.  For a more detailed description of the terms of our Notes, see Part I, Item 1. “Financial Statements, Note 4 - Long-Term Debt - Senior Secured Notes” of this report.  At September 30, 2015, we were in compliance with all covenants under the indenture governing the Notes.

Series A Preferred Stock.  We pay cumulative dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the aggregate $101.1 million stated value and liquidation preference. For the three and nine months ended September 30, 2015, we recognized dividend expense of $2.2 million and $6.5 million, respectively, for the Series A Preferred Stock.

Series B Preferred Stock.  We pay cumulative dividends on the Series B Preferred Stock at a fixed rate of 10.75% per annum of the aggregate $53.5 million stated value and liquidation preference. For the three and nine months ended September 30, 2015, we recognized dividend expense of $1.4 million and $4.3 million, respectively, for the Series B Preferred Stock.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our oil, condensate, natural gas and NGLs production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil, condensate, natural gas and NGLs in the region produced. Prices received for oil, condensate, natural gas and NGLs are volatile, unpredictable and beyond our control.  To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments.  For the three and nine months ended September 30, 2015, a 10% change in the prices received for oil, condensate, natural gas and NGLs production would have had an approximate $1.7 million and $6.5 million, impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk, respectively. See Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report for additional information regarding our hedging activities.

Interest Rate Risk

We are exposed to changes in interest rates as a result of our Revolving Credit Facility.  At September 30, 2015, we had $80.0 million of borrowings outstanding under our Revolving Credit Facility.  We have not entered into interest rate hedging arrangements in the past, and have no current plans to do so.  Due to the potential for fluctuating balances in the amount outstanding under our Revolving Credit Facility, we do not believe such arrangements to be cost effective.  The amount outstanding under the Notes is at fixed interest of 8.625% per annum.  We currently do not use interest rate derivatives to mitigate our exposure to the volatility in interest rates, including under the Revolving Credit Facility, as this risk is minimal.

Item 4. Controls and Procedures

Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of current legal proceedings is set forth in Part I, Item 1. “Financial Statements, Note 11 – Commitments and Contingencies” of this report.

Item 1A. Risk Factors

Information about material risks related to our business, financial condition and results of operations for the three and nine months ended September 30, 2015 does not materially differ from that set out under Part I, Item 1A. “Risk Factors” in our 2014 Form 10-K. You should carefully consider the risk factors and other information discussed in our 2014 Form 10-K, as well as the information provided in this report. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth our share repurchase activity for each period presented:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet be Purchased Under the Plan
August 1, 2015 – August 31, 2015	3,167	1.66	—	n/a

Shares purchased represent shares of common stock forfeited in connection with the payment of estimated withholding taxes on shares of restricted common stock that vested during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Amendment to Bylaws

On November 4, 2015, the board of directors (the “Board”) of the Company adopted Amended and Restated Bylaws (the “Bylaws”) of the Company.  The Bylaws became effective immediately and include, among other things, the following changes:

•	Providing for additional disclosure requirements for notices of director nominations and stockholder proposals.
•	Clarifying the Board’s authority to cancel, postpone or reschedule stockholder meetings.
•	Clarifying the powers of the chairman of a stockholder meeting.
•	Providing for an explicit confidentiality obligation for stockholder-nominated directors.
•	Designating the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain legal actions.

The foregoing description of the Bylaws is not complete and is qualified in its entirety by reference to the complete text of the Bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

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

GASTAR EXPLORATION INC.

Date: November 5, 2015	By:	/s/ J. RUSSELL PORTER
J. Russell Porter
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: November 5, 2015	By:	/s/ MICHAEL A. GERLICH
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

2.3**

Purchase and Sale Agreement, dated May 1, 2015, by and between Gastar Exploration Inc. and Oklahoma Energy Acquisitions, LP. (incorporated by reference to Exhibit 2.3 of the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015.  File No. 001-35211).

2.4

First Amendment of Purchase and Sale Agreement, dated June 22, 2015, by and between Gastar Exploration Inc. and Oklahoma Energy Acquisitions, LP (incorporated by reference to Exhibit 2.4 of the Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015.  File No. 001-35211).

2.5**

Purchase and Sale Agreement, dated October 14, 2015, by and between Gastar Exploration Inc. and Husky Ventures, Inc., Silverstar of Nevada, Inc., Maximus Exploration, LLC and Atwood Acquisitions, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on October 16, 2015. File No. 001-35211).

3.1

Amended and Restated Certificate of Incorporation of Gastar Exploration Inc. (formerly known as Gastar Exploration USA, Inc.) (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on October 28, 2013. File No. 001-35211).

3.2†	Amended and Restated Bylaws of Gastar Exploration Inc. dated November 4, 2015.

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

**

Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and similar attachments have not been filed herewith.  The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.