Form 10-K
period 2015-12-31
Gastar Exploration Inc.
filed 2016-03-10
CIK 1431372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-35211

GASTAR EXPLORATION INC.

(Exact name of registrant as specified in its charter)

Delaware	38-3531640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1331 Lamar Street, Suite 650 Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

(713) 739-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.001 per share 8.625% Series A Cumulative Preferred Stock, par value $0.01 per share 10.75% Series B Cumulative Preferred Stock, par value $0.01 per share	NYSE MKT LLC NYSE MKT LLC NYSE MKT LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity of Gastar Exploration Inc. held by non-affiliates of Gastar Exploration Inc. as of June 30, 2015 (the last business day of Gastar Exploration Inc.’s most recently completed second fiscal quarter) was approximately $233.9 million based on the closing price of $3.09 per share on the NYSE MKT LLC.

The total number of shares of common stock, par value $0.001 per share, outstanding as of March 7, 2016 was 81,837,275.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

GASTAR EXPLORATION INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

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

The forward-looking statements contained in this Form 10-K are largely based on our expectations and beliefs concerning future developments and their potential effect on us, which reflect certain estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions, operating trends and other factors. Forward-looking statements may include statements that relate to, among other things, our:

•	financial condition;
•	cash flow and liquidity;
•	timing and results of property divestitures;
•	compliance with covenants under our indenture and credit agreements;
•	business strategy and budgets;
•	capital expenditures;
•	drilling of wells, including the scheduling and results of such operations;
•	oil, natural gas and natural gas liquids (“NGLs”) reserves;
•	timing and amount of future production of oil, condensate, natural gas and NGLs;
•	operating costs and other expenses;
•	availability of capital; and
•	prospect development.

Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. As such, management’s assumptions about future events may prove to be inaccurate. For a more detailed description of the known material factors that could cause actual results to differ from those in the forward-looking statements, see Item 1A. “Risk Factors” in Part I of this Form 10-K. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events, changes in circumstances or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. Management cautions all readers that the forward-looking statements contained in this Form 10-K are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to:

•	the supply and demand for oil, condensate, natural gas and NGLs;
•	continued low or further declining prices for oil, condensate, natural gas and NGLs;
•	our financial condition, results of operations, revenues, cash flows and expenses;
•	the potential need to sell certain assets, restructure our debt or raise additional capital;
•	the need to take ceiling test impairments due to lower commodity prices;
•	worldwide political and economic conditions and conditions in the energy market;
•	the extent to which we are able to realize the anticipated benefits from acquired assets;
•	our ability to monetize certain assets;

•	our ability to raise capital to fund capital expenditures, service our indebtedness or repay or refinance debt upon maturity;
•	our ability to successfully complete the sale of certain of our Appalachian Basin assets;
•	our ability to meet financial covenants under our indenture or credit agreements or the ability to obtain amendments or waivers to effect such compliance;
•	the ability and willingness of our current or potential counterparties, third-party operators or vendors to enter into transactions with us and/or to fulfill their obligations to us;
•	failure of our co-participants to fund any or all of their portion of any capital program;
•	the ability to find, acquire, market, develop and produce new oil and natural gas properties;
•	uncertainties about the estimated quantities of oil and natural gas reserves and in the projection of future rates of production and timing of development expenditures of proved reserves;
•	strength and financial resources of competitors;
•	availability and cost of material and equipment, such as drilling rigs and transportation pipelines;
•	availability and cost of processing and transportation;
•	changes or advances in technology;
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
•

any other factors that impact or could impact the exploration of oil or natural gas resources, including, but not limited to, the geology of a resource, the total amount and costs to develop recoverable reserves, legal title, regulatory, natural gas administration, marketing and operational factors relating to the extraction of oil and natural gas.

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

Unless otherwise indicated or required by the context, (i) for any date or period prior to the January 31, 2014 merger described above, “Gastar,” the “Company,” “we,” “us,” “our” and similar terms refer collectively to Gastar Exploration, Inc. (formerly known as Gastar Exploration Ltd.) and its subsidiaries, including Gastar Exploration Inc. (formerly known as Gastar Exploration USA, Inc.), and for any date or period after January 31, 2014, such terms refer collectively to Gastar Exploration Inc. and its subsidiaries, (ii) “Gastar USA” refers to Gastar Exploration USA, Inc., which, until January 31, 2014 was a first-tier subsidiary of Gastar Exploration, Inc. and its primary operating company, (iii) “Parent” refers to Gastar Exploration, Inc., (iv) all dollar amounts appearing in this Form 10-K are stated in United States dollars (“U.S. dollars”) unless otherwise noted and (v) all financial data included in this Form 10-K have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Glossary of Terms

AMI	Area of mutual interest, an agreed designated geographic area where joint venturers or other industry partners have a right of participation in acquisitions and operations

Bbl	Barrel of oil, condensate or NGLs

Bbl/d	Barrels of oil, condensate or NGLs per day

Bcf	One billion cubic feet of natural gas

Bcfe	One billion cubic feet of natural gas equivalent, calculated by converting liquids volumes on the basis of 1/6th of a barrel of oil, condensate or NGLs per Mcf

Boe	One barrel of oil equivalent determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or NGLs

Boe/d	Barrels of oil equivalent per day

Btu	British thermal unit, typically used in measuring natural gas energy content

CRP	Central receipt point

FASB	Financial Accounting Standards Board

GAAP	Accounting principles generally accepted in the United States of America

Gross acres	Refers to acres in which we own a working interest

Gross wells	Refers to wells in which we have a working interest

MBbl	One thousand barrels of oil, condensate or NGLs

MBbl/d	One thousand barrels of oil, condensate or NGLs per day

MBoe	One thousand barrels of oil equivalent, calculated by converting natural gas volumes on the basis of 6 Mcf of natural gas per barrel

MBoe/d	One thousand barrels of oil equivalent per day

Mcf	One thousand cubic feet of natural gas

Mcf/d	One thousand cubic feet of natural gas per day

Mcfe	One thousand cubic feet of natural gas equivalent, calculated by converting liquids volumes on the basis of 1/6th of a barrel of oil, condensate or NGLs per Mcf

MMBtu/d	One million British thermal units per day

MMcf	One million cubic feet of natural gas

MMcf/d	One million cubic feet of natural gas per day

MMcfe	One million cubic feet of natural gas equivalent, calculated by converting liquids volumes on the basis of 1/6th of a barrel of oil, condensate or NGLs per Mcf

MMcfe/d	One million cubic feet of natural gas equivalent per day

Net acres	Refers to our proportionate interest in acreage resulting from our ownership in gross acreage

Net wells	Refers to gross wells multiplied by our working interest in such wells

NGLs	Natural gas liquids

NYMEX	New York Mercantile Exchange

PBU	Performance based unit comprising one of our compensation plan awards

psi	Pounds per square inch

PUD	Proved undeveloped reserves

STACK Play	An acronymic name for a predominantly oil producing play referring to the exploration and development of the Sooner Trend of the Anadarko Basin in Canadian and Kingfisher Counties, Oklahoma.

U.S.	United States

WTI	West Texas Intermediate

PART I

Item 1. Business

Overview

We are an independent energy company engaged in the exploration, development and production of oil, condensate, natural gas and NGLs in the U.S. Our principal business activities include the identification, acquisition, and subsequent exploration and development of oil and natural gas properties with an emphasis on unconventional reserves, such as shale resource plays. In Oklahoma, we have developed the primarily oil-bearing reservoirs of the Hunton Limestone horizontal oil play and are drilling other prospective formations on the same acreage, primarily the Meramec Shale (Middle Mississippi Lime), while we plan to also test the Woodford Shale, along with emerging prospective plays in the shallow Oswego formation and in the Osage formation, a deeper bench of the Mississippi Lime located below the Meramec.  These formations comprise what is commonly referred to as the STACK Play.  In West Virginia, we have developed liquids-rich natural gas in the Marcellus Shale and have drilled and completed two successful dry gas Utica Shale/Point Pleasant wells on our acreage.  On February 19, 2016, we entered into an agreement to sell substantially all of our assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for $80.0 million, subject to certain adjustments and customary closing conditions, including obtaining certain required lessor consents to assign (the “Appalachian Basin Sale”).  The transaction is expected to close on or before March 31, 2016 with an effective date of January 1, 2016.  We completed the sale of substantially all of our East Texas assets in 2013.

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

Our Strategy

Our strategy is to increase stockholder value by delivering sustainable reserves growth and improved operating results from our existing assets. We recognize that there may be periods, such as the currently depressed commodity price environment, which make it difficult to fully execute this strategy on a short-term basis. We intend to implement our strategy by focusing on:

•	development of our Mid-Continent assets in the STACK Play;
•	exploitation of the STACK Play on our Mid-Continent acreage;
•	the sale of certain of our properties, including our Appalachian Basin Sale and the possible sale of a portion of our undeveloped STACK Play acreage in the Mid-Continent;
•	active management of our drilling programs; and
•	effective management and utilization of technological expertise.

Development of our Mid-Continent Assets in the STACK Play

During 2012, we began acquiring leasehold in an emerging oil play located in Oklahoma. We continued to build our acreage position in this region during 2013 through 2015 with our AMI co-participant in an initial AMI prospect area and two additional adjacent prospect areas. We also increased our exposure within the play through acquisitions of acreage and producing wells from subsidiaries of Chesapeake Energy Corporation and certain entities affiliated with its former chief executive officer (the “Chesapeake Parties”) and affiliates of Lime Rock Resources (the “Lime Rock Parties”), respectively, during 2013. On December 16, 2015, we completed the acquisition of additional interests in the AMI from our AMI co-participant including working and net revenue interests in 103 gross (10.2 net) producing wells and approximately 15,700 net developed and undeveloped acres in Kingfisher and Garfield Counties, Oklahoma (the “Husky Acquisition”) for an adjusted purchase price of $42.1 million and the conveyance of approximately 11,000 net non-core, non-producing acres in Blaine, Major and Kingfisher Counties, Oklahoma to the sellers.  With the closing of the Husky Acquisition, our AMI participation agreements with our AMI co-participant were dissolved and we obtained operatorship of the acquired wells.

Our Mid-Continent development program has been focused on using modern horizontal drilling and multi-stage fracture stimulation technologies to exploit the Hunton Limestone, a predominantly crude oil-bearing reservoir, which has been produced historically using vertical wells with conventional completion techniques. Since 2012, we, along with our former AMI co-participant in the initial AMI and adjacent areas, until such time as we bought out our AMI co-participant, drilled and completed 38 gross (17.9 net) horizontal non-operated wells.  As a result of the Husky Acquisition, we now operate each of these wells.

Since we began our operated drilling program in the Hunton Limestone in 2013, we have drilled and completed 22 gross (21.4 net) operated wells, including 17 gross (16.7 net) wells within the West Edmond Hunton Lime Unit (“WEHLU”).

To further test the potential of other Mid-Continent formations, during 2015 and to date in 2016, we also participated in three gross (0.1 net) non-operated Woodford Shale wells, two gross (0.1 net) non-operated wells targeting the Oswego, one gross (0.003 net) non-operated well targeting the Osage Shale and six gross (0.5 net) non-operated Meramec Shale wells.  Prior to 2015, we participated in one gross (0.1 net) non-operated Mississippian Lime well and two gross (0.1 net) non-operated Woodford Shale well.

Exploitation of the STACK Play on our Mid-Continent Acreage

In addition to Hunton Limestone potential, we believe that our acreage is also prospective in the STACK Play, an area of central Oklahoma that includes oil and natural gas-rich shale formations such as the proven Meramec and Woodford Shales, ranging in depth from 6,000 to 9,000 feet, and emerging prospective plays in the shallow Oswego formation and in the Osage formation, a deeper bench of the Mississippi Lime located below the Meramec.  Subsequent to the closing of the Husky Acquisition, our exposure to the STACK Play is approximately 38,100 net acres in the Meramec Shale play, 39,200 net acres in the Osage Shale play, 14,900 net acres in the Oswego formation and 39,200 net acres in the Woodford Shale play.

On September 6, 2015, we spudded our first operated Meramec well, the Deep River 30-1H, with a vertical depth of approximately 7,300 feet and drilled an approximate 5,100-foot lateral and completed it with a 34-stage fracture stimulation.  The Deep River 30-1H was placed on flowback on October 28, 2015.  The Deep River produced a peak 24-hour rate of 1,094 Boe per day (71% oil) and at a post-peak 60-day average daily production rate of 803 Boe per day (63% oil).  Our working interest in the Deep River 30-1H is 100% (NRI 80%).  The estimated cost to drill and complete the Deep River 30-1H is approximately $6.5 million.

We spud one gross (1.0 net) well, our second Meramec well, the Holiday Road 2-1H, February 10, 2016 and the well is scheduled to begin completion operations in mid-March 2016.  The well was drilled to a total depth of 12,000 feet in approximately 12 days and has a horizontal lateral of approximately 4,300 feet.  Our working interest in the Holiday Road 2-1H will not be less than 72% (approximate NRI 57%).

Sale of Certain of our Properties

Due to continued declines in natural gas and NGLs prices in the Appalachian Basin, we suspended our drilling operations in the Appalachian Basin during the second quarter of 2015.  On February 19, 2016, we entered into an agreement to sell substantially all of our assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for $80.0 million, subject to certain adjustments and customary closing conditions, including obtaining certain required lessor consents to assign.  The transaction is expected to close on or before March 31, 2016, with an effective date of January 1, 2016.  The proceeds from the Appalachian Basin Sale will be utilized to reduce outstanding borrowings under our revolving credit facility (the “Revolving Credit Facility”).

We are currently marketing approximately 26,000 net acres of primarily undeveloped leasehold in Canadian and southeast Kingfisher Counties, Oklahoma.  If the sale of such acreage is successful, the proceeds from the sale may be utilized to partially reduce the borrowings outstanding under our Revolving Credit Facility, for lease renewals and for the expansion of our 2016 capital program.

Actively Manage Our Drilling Program

We believe that operating the majority of our capital budget for 2016 will enable us to control the timing and cost of our drilling as well as control operating costs and the marketing of our production. Given the currently depressed commodity price environment and market conditions, control over our costs and expenditures is increasingly important.  Due to uncertainty concerning current and future commodity prices and our 2016 capital resources, we have not established our full-year 2016 capital plan.  Our preliminary capital budget for 2016 is approximately $37.0 million, excluding other capitalized costs, which contemplates the drilling and completion of a second operated Meramec well for approximately $5.5 million (gross), $3.5 million net for recompletion projects on producing operated wells in Oklahoma, $8.0 million for our participation in non-operated STACK Play drilling and $20.0 million for maintaining our current Oklahoma leasehold position.

We believe that we have assembled an experienced team of operating professionals with the specialized skills needed to plan and execute the drilling and completion of horizontal Hunton Limestone and the STACK Play wells.

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

Oil and Natural Gas Activities

The following provides an overview of our major oil and natural gas projects during 2015. There is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled. For additional information regarding our sources of revenue and historical expenditures, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Mid-Continent Horizontal Oil Plays

We believe that our acreage is prospective in the STACK Play, an area of central Oklahoma that includes oil and natural gas-rich shale formations such as the proven Meramec and Woodford Shale, ranging in depth from 6,000 to 9,000 feet, and emerging prospective plays in the shallow Oswego formation and in the Osage formation, a deeper bench of the Mississippi Lime located below the Meramec as well as the proven Hunton Limestone horizontal oil play.  As of December 31, 2015, we held leases covering approximately 184,900 gross (110,700 net) acres in Garfield, Canadian, Kingfisher, Logan, Blaine and Oklahoma Counties, Oklahoma within the STACK Play.

Our leasing activities primarily located in northwest Kingfisher County, Oklahoma, began in 2012 initially with an AMI co-participant and were expanded to include two additional adjacent prospect areas. Prior to the closing of the Husky Acquisition, our AMI co-participant handled all drilling, completion and production activities, and we handled leasing and permitting activities in certain areas of the AMI.  On December 16, 2015, we completed the Husky Acquisition of additional interests in the AMI from our AMI co-participant including working and net revenue interests in 103 gross (10.2 net) producing wells and approximately 15,700 net developed and undeveloped acres in Kingfisher and Garfield Counties, Oklahoma and assumed operatorship of the acquired wells.  With the closing of the Husky Acquisition, our AMI participation agreements with our AMI co-participant were dissolved.

On July 6, 2015, we sold certain non-core assets comprised of 38 gross (16.7 net) wells producing approximately net 170 Boe/d (41% oil) for the three months ended March 31, 2015 and approximately 29,500 gross (19,200 net) acres in Kingfisher County, Oklahoma for an adjusted purchase price of $46.5 million.  The sale is reflected as a reduction to the full cost pool and we did not record a gain or loss related to the divestiture as it was not significant to the full cost pool.

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

As of December 31, 2015 and currently as of the date of this report, we had production operations on the following wells completed during 2015 in our original AMI in the Hunton Limestone formation:

Well Name	Current Working Interest	Approximate Lateral Length (in feet)	Peak Production Rates(1) (Boe/d)	Boe/d(2)	% Oil	Date of First Production	Approximate Gross Costs to Drill & Complete ($ millions)
LB 1-1H	60.9%	4,300	791	147	61%	January 23, 2015	$4.4
Hubbard 1-23H	87.9%	4,500	63	16	97%	February 19, 2015	$6.1
Boss Hogg 1-14H	75.5%	4,300	129	45	70%	February 21, 2015	$7.4
Bo 1-23H	64.3%	4,300	547	213	42%	February 28, 2015	$5.0
The River 1-22H	39.7%	3,800	1,250	639	26%	March 14, 2015	$4.6
Bigfoot 1-9H	72.4%	4,200	161	77	51%	March 17, 2015	$5.1
Falcon 1-5H	61.7%	4,100	1,202	496	64%	April 1, 2015	$4.4
Dorothy 1-12H	68.2%	3,900	41	13	77%	April 10, 2015	$4.5
Polar Bear 1-20H	56.2%	4,300	403	99	88%	May 5, 2015	$5.2
Unruh 1-34H	75.9%	4,400	371	242	45%	October 28, 2015	$7.3

(1)	Represents highest daily gross Boe rate.
(2)	Represents gross cumulative production divided by actual producing days through February 29, 2016.

As of December 31, 2015 and currently as of the date of this report, we had production operations on the following operated wells on our WEHLU acreage in the Hunton Limestone formation:

Well Name	Current Working Interest	Approximate Lateral Length (in feet)	Peak Production Rates(1) (Boe/d)	Boe/d(2)	% Oil	Date of First Production	Approximate Gross Costs to Drill & Complete ($ millions)
Upper Hunton Completions
Warsaw 33-2H	98.3%	4,900	615	183	50%	February 13, 2015	$4.4
Blair Farms 31-1H	98.3%	7,500	509	339	75%	May 7, 2015	$5.1
Easton 22-4H	98.3%	5,800	604	285	87%	May 20, 2015	$2.9
Jetson 8-2H	98.3%	6,100	353	138	88%	August 19, 2015	$4.6
Arcadia Farms 15-2H	98.3%	7,700	444	178	81%	September 13, 2015	$3.1
O' Donnell 5-1H	98.3%	4,400	462	223	74%	October 8, 2015	$3.2

Lower Hunton Completions
Warsaw 33-3H	98.3%	6,100	663	173	56%	February 14, 2015	$6.9
Easton 22-3H	98.3%	6,700	548	354	76%	May 24, 2015	$4.6
Davis 9-2H	98.3%	6,600	280	206	81%	August 6, 2015	$6.2
Jetson 8-1H	98.3%	5,800	316	156	59%	August 19, 2015	$5.5
Davis 9-4H	98.3%	7,700	177	102	98%	October 3, 2015	$5.5
Arcadia Farms 15-1CH	98.3%	6,800	251	181	69%	October 9, 2015	$5.9
O'Donnell 5-2CH	98.3%	5,600	521	287	58%	October 9, 2015	$4.3

(1)	Represents highest daily gross Boe rate.
(2)	Represents gross cumulative production divided by actual producing days through February 29, 2016.

On September 6, 2015, we spudded our first Meramec well, the Deep River 30-1H, with a vertical depth of approximately 7,300 feet and drilled an approximate 5,100-foot lateral and completed it with a 34-stage fracture stimulation.  The Deep River 30-1H commenced flow back on October 28, 2015 and in December 2015, produced at a peak 24-hour rate of 1,094 Boe per day (71% oil) and at a post-peak 60-day average daily production rate of 803 Boe per day (63% oil).  Our working interest in the Deep River 30-1H is 100% (NRI 80%).  The estimated cost to drill and complete the Deep River 30-1H is approximately $6.5 million.  On February 10, 2016, we spudded our second Meramec well, the Holiday Road 2-1H, and the well is scheduled to begin completion operations in mid-March 2016.  The well was drilled to a total depth of 12,000 feet in approximately 12 days and has a horizontal lateral of approximately 4,300 feet.  Our working interest in the Holiday Road 2-1H will not be less than 72% (approximate NRI 57%).

In 2015 and to date in 2016, we have also elected to participate in eight gross (0.6 net) non-operated Meramec Shale wells, three gross (0.1 net) non-operated Woodford Shale wells, three gross (0.4 net) non-operated wells targeting the Oswego and one gross (0.003 net) non-operated well targeting the Osage Shale.  Prior to 2015, we participated in one gross (0.1 net) non-operated

Mississippian Lime well and two gross (0.1 net) non-operated Woodford Shale wells.  We are currently planning to participate in an additional non-operated well targeting the Oswego in Kingfisher County, Oklahoma during the second quarter of 2016.

At December 31, 2015, proved reserves attributable to the Mid-Continent were approximately 41.0 MMBoe, a 21% increase from year-end 2014 reserves of 34.0 MMBoe. As of December 31, 2015, Mid-Continent proved reserves represented approximately 73% of our total proved reserves and 94% of our SEC total proved PV-10 value. Total Mid-Continent proved reserves at year-end 2015 were comprised of approximately 78% of oil, condensate and NGLs reserves compared to 79% at year-end 2014. Approximately 33% of the Mid-Continent year-end 2015 and year-end 2014 reserves were proved developed.

For 2016, our focus is to drill in areas that we believe will result in de-risking of additional acreage within the STACK Play and the renewal of acreage in areas that our past drilling has proven to provide attractive returns and production rates and substantial reserve additions. We may elect to sell in the future certain acreage that is outside of our drilling focus to reduce net capital expenditures.  We are currently marketing approximately 26,000 net acres of primarily undeveloped leasehold in Canadian and southeast Kingfisher Counties, Oklahoma.  If the sale of such acreage is successful, the proceeds from the sale may be utilized to partially reduce the borrowings outstanding under our Revolving Credit Facility, for lease renewals and for the expansion of our 2016 capital program.

The following table provides production and operational information about the Mid-Continent for the periods indicated:

	For the Years Ended December 31,
Mid-Continent	2015	2014	2013
Production:
Oil and condensate (MBbl)	1,182	792	189
Natural gas (MMcf)	3,370	2,822	1,095
NGLs (MBbl)	433	332	23
Total Production (MBoe)	2,177	1,594	395
Oil and condensate (MBbl/d)	3.2	2.2	0.5
Natural gas (MMcf/d)	9.2	7.7	3.0
NGLs (MBbl/d)	1.2	0.9	0.1
Total daily production (MBoe/d)	6.0	4.4	1.1
Average sales price per unit(1):
Oil and condensate (per Bbl)	$46.18	$88.84	$94.80
Natural gas (per Mcf)	$2.57	$4.24	$4.75
NGLs (per Bbl)	$13.15	$31.79	$33.06
Average sales price per Boe(1)	$31.67	$58.27	$60.53

Selected operating expenses (in thousands):
Production taxes	$1,444	$2,940	$820
Lease operating expenses	$19,270	$15,112	$4,019
Transportation, treating and gathering	$14	$40	$3
Selected operating expenses per Boe:
Production taxes	$0.66	$1.84	$2.08
Lease operating expenses	$8.85	$9.48	$10.17
Transportation, treating and gathering	$0.01	$0.02	$0.01
Production costs(2)	$8.86	$9.50	$10.17

(1)	Excludes the impact of hedging activities.
(2)	Production costs include lease operating expense, insurance, transportation, treating and gathering and workover expense and excludes ad valorem and severance taxes.

Our preliminary 2016 Mid-Continent capital budget includes plans  for drilling and completion of a second operated Meramec well for approximately $5.5 million, $3.5 million for recompletion projects on producing operated Oklahoma wells, $8.0 million for our participation in non-operated STACK Play drilling and $20.0 million for maintaining our current Oklahoma leasehold position.

Appalachian Basin

Due to the continued depressed price environment in the Appalachian Basin, we suspended our drilling operations in the Appalachian Basin in the second quarter of 2015.  As of December 31, 2015, we had no drilling operations in progress on our Marcellus Shale and Utica/Point Pleasant acreage in Marshall County, West Virginia.   On February 19, 2016, we entered into an agreement to sell substantially all of our assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for $80.0 million, subject to certain adjustments and customary closing conditions.  The transaction is expected to close on or before March 31, 2016 with an effective date of January 1, 2016.

Marcellus Shale

The Marcellus Shale is Devonian aged shale that underlies much of the Appalachian region of Pennsylvania, New York, Ohio, West Virginia and adjacent states. The depth of the Marcellus Shale and its low permeability make the Marcellus Shale an unconventional exploration target in the Appalachian Basin. Advancements in horizontal drilling and hydraulic fracture stimulation have produced promising results in the Marcellus Shale. As of December 31, 2015, our acreage position in the play was approximately 56,300 gross (36,900 net) acres. We refer to the approximately 27,500 gross (11,500 net) acres reflecting our interest in our Marcellus Shale assets in West Virginia and Pennsylvania subject to our participation agreement (the “Atinum Participation Agreement”) with an affiliate of Atinum Partners Co. Ltd. (“Atinum”) as our “Marcellus West acreage.” We refer to the approximately 28,800 gross (25,400 net) acres in Preston, Tucker, Pocahontas, Randolph and Pendleton Counties, West Virginia as our “Marcellus East acreage.” The entirety of our acreage is believed to be in the core, over-pressured area of the Marcellus Shale play.

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

The Atinum co-participants pursued an initial three-year development program that called for the drilling of a minimum of 60 operated horizontal wells by year-end 2013. Due to natural gas price declines, we and Atinum agreed to reduce the minimum wells to be drilled requirements from 60 gross wells to 51 gross wells. At December 31, 2015, 74 gross (37.0 net) operated Marcellus Shale horizontal wells were capable of production. All of our Marcellus Shale well operations to date were drilled under the Atinum Participation Agreement. The Atinum Participation Agreement expired on November 1, 2015.

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

At December 31, 2015, proved reserves attributable to the Marcellus Shale were approximately 13.6 MMBoe, a 78% decrease from year-end 2014 reserves of 61.0 MMBoe.  The decrease was the result of all Marcellus Shale PUD locations being uneconomic at year-end SEC prices.  As of December 31, 2015, Marcellus Shale proved reserves represented approximately 24% of our total proved reserves and 6% of PV-10 value. Total Marcellus Shale proved reserves at year-end 2015 were comprised of approximately 43% of oil and condensate and NGLs reserves compared to 45% at year-end 2014. All of the Marcellus Shale year-end 2015 reserves are proved developed compared to 41% at December 31, 2014.

The following table provides production and operational information for the Marcellus Shale for the periods indicated:

	For the Years Ended December 31,
Marcellus Shale	2015	2014	2013
Production:
Oil and condensate (MBbl)	243	182	315
Natural gas (MMcf)	8,241	8,050	9,594
NGLs (MBbl)	779	469	471
Total production (MBoe)	2,395	1,993	2,385
Oil and condensate (MBbl/d)	0.7	0.5	0.9
Natural gas (MMcf/d)	22.6	22.1	26.3
NGLs (MBbl/d)	2.1	1.3	1.3
Total daily production (MBoe/d)	6.6	5.5	6.5
Average sales price per unit(1)(2):
Oil and condensate (per Bbl)	$16.78	$68.21	$55.61
Natural gas (per Mcf)	$0.80	$4.28	$2.86
NGLs (per Bbl)	$1.85	$23.11	$31.52
Average sales price per Boe(1)(2)	$5.07	$28.97	$25.08
Selected operating expenses (in thousands):
Production taxes(3)	$1,235	$3,685	$3,805
Lease operating expenses(3)	$4,369	$4,187	$3,181
Transportation, treating and gathering(3)	$1,934	$3,552	$1,176
Selected operating expenses per Boe:
Production taxes(3)	$0.52	$1.85	$1.60
Lease operating expenses(3)	$1.82	$2.10	$1.33
Transportation, treating and gathering(3)	$0.81	$1.78	$0.49
Production costs(4)	$2.06	$3.50	$1.76

(1)	Excludes the impact of hedging activities.
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

Utica Shale

The Utica Shale is Ordovician aged shale that underlies much of the Appalachian region of Pennsylvania, Ohio and West Virginia. The depth of the Utica Shale and its low permeability make it an unconventional exploration target in the Appalachian Basin.  Advancements in horizontal drilling and hydraulic fracture stimulation have produced promising results in the Utica Shale, some in close proximity to our existing Marcellus West acreage.  Based on our successful completion of two Utica Shale wells, log analysis of offsetting wells and recent Utica Shale completions by other nearby operators, we believe that our Marcellus West acreage should be prospective for high-pressure, high-deliverability dry natural gas development in the Utica Shale/Point Pleasant formation.  We drilled the Simms U-5H to a total vertical depth of 11,500 feet and drilled an approximate 4,400-foot lateral and completed it with a 25-stage fracture stimulation.   Our working interest in the Simms U-5H is 50.0% (43.2% net revenue interest). We drilled the Blake U-7H to a total vertical depth of 11,100 feet and drilled an approximate 6,600-foot lateral and completed it with a 34-stage fracture stimulation.   Our working interest in the Blake U-7H is 50.0% (41.1% net revenue interest).  The estimated cost to drill and complete the Blake U-7H was approximately $15.9 million.  All of our Utica Shale/Point Pleasant well operations to date were drilled under the Atinum Participation Agreement.  The Atinum Participation Agreement expired on November 1, 2015.

At December 31, 2015, proved reserves attributable to the Utica Shale were approximately 1.2 MMBoe, an 83% decrease from year-end 2014 reserves of 7.1 MMBoe.  The decrease was the result of all Utica Shale PUD locations being uneconomic at year-end 2015 SEC prices.  As of December 31, 2015, Utica Shale proved reserves represented approximately 2% of our total proved reserves and 1% of PV-10 value and were comprised 100% of natural gas reserves.  All of the Utica Shale year-end 2015 reserves are proved developed compared to 12% at December 31, 2014.

The following table provides production and operational information for the Utica Shale for the period indicated:

	For the Years Ended December 31,
Utica Shale	2015	2014
Production:
Natural gas (MMcf)	2,148	725
Total production (MBoe)	358	121
Natural gas (MMcf/d)	5.9	2.0
Total daily production (MBoe/d)	1.0	0.3
Average sales price per unit(1):
Natural gas (per Mcf)	$0.75	$1.68
Average sales price per Boe(1)	$4.49	$10.10
Selected operating expenses (in thousands):
Production taxes	$198	$109
Lease operating expenses	$89	$24
Transportation, treating and gathering	$241	$87
Selected operating expenses per Boe:
Production taxes	$0.55	$0.90
Lease operating expenses	$0.25	$0.20
Transportation, treating and gathering	$0.67	$0.72
Production costs(2)	$0.92	$0.92

(1)	Excludes the impact of hedging activities.
(2)	Production costs include lease operating expense, insurance, gathering and workover expense and excludes ad valorem and severance taxes.

Markets and Customers

The success of our operations is dependent primarily upon prevailing and future prices for oil, condensate, natural gas and NGLs. The markets for oil, condensate, natural gas and NGLs have historically been and currently continue to be volatile. Oil, condensate, natural gas and NGLs prices are beyond our control.  The prices we receive for our oil, condensate, natural gas and NGLs production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the United States economy, foreign imports, political conditions in other petroleum producing countries, the actions of the Organization of Petroleum Exporting Countries, domestic regulation, legislation and policies. Decreases in the prices we receive for our oil and gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves, our revenue, profitability and cash flow from operations.  For additional information regarding the prices we receive for our oil, condensate, natural gas and NGLs production, see Item 1A. “Risk Factors - Oil, condensate natural gas and NGLs prices are volatile.  Since the second half of 2014, there has been a substantial decline in commodity prices which has significantly and negatively affected our 2015 financial condition and results of operations.  Additionally, our results are subject to commodity price fluctuations related to seasonal and market conditions and reservoir and production risks.”

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

There are limited natural gas purchaser and transporter alternatives currently available near our Marcellus and Utica Shale acreage in the Appalachian Basin. Our Appalachian Basin production is sold on the spot market to regional pipeline companies. There are numerous natural gas purchasers and transport and processing options in our Mid-Continent area, and all natural gas production from this region is sold on the spot market to regional pipeline companies.

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

The following table provides information regarding our significant customers whom accounted for more than 10% of our oil, condensate, natural gas and NGLs revenues, excluding hedge impact, for the periods indicated:

	For the Years Ended December 31,
	2015	2014	2013
SEI	22%	50%	56%
Sunoco	62%	37%	16%

SEI and Sunoco Logistics Partners L.P. (“Sunoco”) purchase the majority of the Company’s Mid-Continent production. There are numerous purchase and transportation alternatives currently available in the Mid-Continent so in the event that SEI or Sunoco were to cease purchasing and transporting our oil, condensate, natural gas and NGLs production, our ability to conduct normal operations would not be significantly restricted.  SEI purchases the majority of our Appalachian Basin production. There are limited oil, condensate, natural gas and NGLs purchase and transportation alternatives currently available in Appalachia. If SEI was to cease purchasing and transporting our Appalachian Basin oil, condensate, natural gas and NGLs production and we were unable to obtain timely access to existing or future facilities on acceptable terms, or in the event of any significant change affecting these facilities, including delays in the commencement of operations of any new pipelines or the unavailability of the new pipelines or other facilities due to market conditions, mechanical reasons or otherwise, our ability to conduct normal operations would be restricted.  For more information, see Item 1A. “Risk Factors-Our ability to market our oil, condensate, natural gas and NGLs may be impaired by capacity constraints and availability of the gathering systems and pipelines that transport our oil, condensate, natural gas and NGLs.”

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

Seasonal Nature of Business

Generally, the demand for oil and natural gas fluctuates seasonally. Seasonal anomalies such as mild winters or abnormally hot summers sometimes lessen this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. Seasonal weather conditions and lease stipulations can limit our drilling and producing activities and other oil and natural gas operations in certain areas. These seasonal anomalies can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages, increase our costs or delay our operations.

U.S. Governmental Regulation

Our oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated in the United States. These laws and regulations, all of which are subject to change from time to time, include matters relating to land tenure; drilling and production practices, such as discharge permits and the spacing of wells; the disposal of water resulting from operations and the processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials (“NORM”); bonding requirements; ongoing obligations for licensing; reporting requirements; marketing and pricing policies; royalties; taxation; and foreign trade and investment.

Failure to comply with governmental rules and regulations can result in substantial penalties. Furthermore, we could be liable for personal injuries, property damage, spills, discharge of hazardous materials, reclamation costs, remediation, clean-up costs and other environmental damages as a consequence of acquiring an oil or natural gas prospect or acreage.

The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our financial condition. Historically, our compliance costs have not had a material adverse effect on our results of operations; however, we are unable to predict the future cost or impact of complying with applicable laws and regulations because those legal requirements are frequently amended or reinterpreted. We are unable to predict what additional legislation or amendments may be proposed that will affect our operations or when any such proposals, if enacted, might become effective. We do not expect that any of these laws would affect us in a materially different manner than any other similarly sized oil and natural gas company operating in the United States.

Regulation of Exploration and Production

Regulation of Production

The production of oil and natural gas is subject to extensive regulation under a wide range of federal, state and local statutes, rules, orders and regulations. Federal, state and local statutes and regulations require, among other things, permits for drilling operations, drilling bonds and reports concerning operations. The states in which we own and operate properties have regulations governing conservation matters, including some provisions for the unitization or pooling of the oil and natural gas properties; the establishment of maximum rates of production from oil and natural gas wells; the spacing of wells; and the plugging and abandonment of wells and removal of related production equipment. These and other regulations can limit the amount of the oil and natural gas we can produce from our wells, limit the number of wells we can drill or limit the locations at which we can conduct drilling operations. Moreover, each state generally imposes a production or severance tax with respect to production and sale of crude oil, natural gas, condensate and NGLs within its jurisdiction.

Regulation of Sales of Natural Gas

The price at which we buy and sell natural gas is currently not subject to federal rate regulation and, for the most part, is not subject to state regulation. However, with regard to our physical purchases and sales of these energy commodities, and any related hedging activities that we undertake, we are required to observe anti-market manipulation laws and related regulations enforced by the Federal Energy Regulatory Commission (“FERC”) and/or the Commodity Futures Trading Commission (“CFTC”). See the discussion below of “Other Federal Laws and Regulations Affecting Our Industry – Energy Policy Act of 2005”. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, market participants, sellers, royalty owners and taxing authorities. In addition, we would be required to annually report to FERC on May 1 of each year information regarding natural gas purchase and sale transactions if we have purchase or sale transactions that contribute or may contribute to the formation of a gas index during the prior calendar year in excess of 2.2 million MMBtu. See the discussion below of “Other Federal Laws and Regulations Affecting Our Industry – FERC Market Transparency Rules.”

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

FERC Market Transparency Rules.  Under FERC regulations, wholesale buyers and sellers of physical natural gas are required to report on Form No. 552 on May 1 of each year aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year in excess of 2.2 million MMBtu to the extent such transactions utilize, contribute to or may contribute to the formation of price indices.

Additional proposals and proceedings that might affect the natural gas industry are pending or are considered from time to time by Congress, FERC, state regulatory bodies and the courts. We cannot predict when or if any such proposals might become effective or their effect, if any, on our operations. We do not believe that we will be affected by any action taken in a materially different way than other natural gas producers, gatherers and marketers with which we compete.

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

Our operations are subject to extensive and continually changing regulation affecting the natural gas and oil industry. Many departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding on the natural gas and oil industry and its individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the natural gas and oil industry increases our cost of doing business and, consequently, affects our profitability. We do not believe that we are affected in a significantly different manner by these regulations than are our competitors.

U.S. Environmental and Occupational Safety and Health Regulation

Our oil and natural gas exploration, development and production operations, and similar operations that we do not operate but in which we own a working interest, are subject to stringent federal, tribal, regional, state and local environmental laws and regulations governing worker safety and health, environmental protection and the discharge of substances into the environment. Numerous governmental agencies, including the U.S. Environmental Protection Agency (“EPA”), the U.S. Occupational Safety and Health Administration and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, which may cause us to incur significant capital expenditures on costly actions to achieve and maintain compliance. These laws and regulations may, among other things, require the acquisition of permits, including drilling permits, before conducting regulated activities; restrict the types, quantities and concentrations of various substances that may be released into the environment as a result of natural gas and oil drilling, production and processing activities; suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands and other protected areas; restrict injection of produced water or other regulated fluids into subsurface strata that may contaminate groundwater or result in seismic incidents; require remedial measures to mitigate pollution from historical and on-going operations such as the use of pits and plugging of abandoned wells; impose specific safety and health criteria addressing workforce protection; and impose liabilities for pollution resulting from our operations. Failure to comply with these environmental and worker health and safety laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective action obligations, the occurrence of delays or restrictions in permitting or performance of projects, or the issuance of injunctions limiting or prohibiting operations.

The trend in environmental legislation and regulation is toward stricter standards to place more restrictions and limitations on activities that may adversely affect the environment. While we have not been required to expend material capital expenditures or other resources in order to satisfy existing applicable environmental laws and regulations, there is no assurance that costs to comply with existing and any new environmental laws and regulations in the future will not be material. If substantial liabilities to third parties or governmental entities for environmental claims are incurred, the payment of such claims may reduce or eliminate the funds available for project investment or result in loss of our properties. Moreover, a serious incident of pollution arising from our operations may result in our being liable for material remedial costs and damages to natural resources or properties as well as the suspension or cessation of our operations in the affected area. Although we maintain insurance coverage against costs of certain clean-up operations, no assurance can be given that we have insurance or are fully insured against all such potential risks. The imposition of any of these liabilities or compliance obligations on us may have a material adverse effect on our financial condition and results of operations.

The following is a summary of some of the more significant existing environmental laws, as amended from time to time, to which our business operations are subject.

Hazardous Substances and Wastes

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, and analogous state laws impose strict, joint and several liability without regard to fault or legality of conduct on persons who are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substance released at the site. Under CERCLA, these “responsible parties” may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Although CERCLA currently excludes, among other things, petroleum, natural gas and NGLs from the definition of hazardous substance, our operations as well as other operations in which we own a working interest generate materials that are subject to regulation as hazardous substances under CERCLA.

The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws regulate the generation, treatment, storage, transportation and disposal of hazardous and non-hazardous wastes. Our operations, and other operations in which we own a working interest, generate wastes, including hazardous wastes that are subject to RCRA and comparable state laws. Although RCRA currently excludes certain oil and natural gas exploration, development and production wastes from the definition of hazardous waste, allowing us to manage these wastes under RCRA's less stringent non-hazardous waste requirements, we cannot assure that this exclusion will be preserved in the future.  For example, in August 2015, several non-governmental organizations filed notice of intent to sue the EPA under RCRA for, among other things, the agency’s alleged failure to reconsider whether such RCRA exclusion should continue to apply.  Any removal of this exclusion, repeal or modification of this exclusion or similar exclusions in state law could increase the amount of hazardous waste we are required to manage and dispose of and could cause us to incur increased operating costs, which could have a significant impact on us as well as the oil and natural gas industry in general.

Moreover, there have been public concerns expressed about NORM being detected in flow back water resulting from hydraulic fracturing, particularly in the Marcellus Shale area. NORM is subject primarily to individual state radiation control regulations while NORM handling and management activities are governed by regulations promulgated by the federal Occupational Safety and Health Administration. These state and federal regulations impose certain requirements concerning worker protection with respect to NORM as well as the treatment, storage and disposal of such flow back water generated from these activities. Concern over NORM in general, or NORM in groundwater in particular, could result in further regulation in the treatment, storage, handling and discharge of flow back water generated from oil and natural gas activities, including hydraulic fracturing, that, if implemented, could limit drilling or increase the costs of drilling in affected regions.

We currently own, lease, own a working interest in, or operate numerous properties that for many years have been used by third parties for the exploration, development and production of oil and natural gas. Although we utilized operating and disposal practices that were standard in the industry at the time, hazardous substances, wastes or petroleum hydrocarbons may have been released on or under the properties owned, leased or operated by us or in which we own an interest, or on or under other locations, including off-site locations, where such substances have been taken for disposal or recycling. In addition, many of these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or petroleum hydrocarbons was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes (including substances disposed of or released by prior owners or operators), remediate contaminated property (including groundwater contamination) or perform remedial plugging or pit closure operations to prevent future contamination.

Water Discharges and Subsurface Injections

Our operations and other operations in which we own a working interest are subject to the Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws. These laws and their implementing regulations impose detailed requirements and strict controls regarding the discharge of pollutants, including oil and hazardous substances, into waters of the United States and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure (“SPCC”) plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit.  Also, the EPA issued a final rule in May 2015 that attempts to clarify the federal jurisdictional reach over waters of the United States but this rule has been stayed nationwide by the U.S. Sixth Circuit Court of Appeals as that appellate court and numerous district courts ponder lawsuits opposing implementation of the rule.  To the extent the rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.  Depending on our area of operation, regional, state or local regulatory authorities typically govern the withdrawal of water for use in our operations. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as require remedial or mitigation measures, for noncompliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

The Oil Pollution Act of 1990 (“OPA”) amends the CWA and sets standards for prevention, containment and cleanup of oil spills. The OPA applies to vessels, offshore facilities, and onshore facilities, including exploration and production facilities that may affect waters of the United States. Under OPA, responsible parties including owners and operators of onshore facilities may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. The OPA also requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst-case discharge of oil into waters of the United States.

Our oil and natural gas exploration, development and production operations, and other operations in which we own a working interest, generate produced water, drilling muds and other waste streams, some of which may be disposed by injection in underground wells situated in non-producing subsurface formations. The drilling and operation of these injection wells are regulated by the Safe Drinking Water Act (“SDWA”) and analogous state laws. The Underground Injection Well Program under the SDWA requires that we obtain permits from the EPA or analogous state agencies for our disposal wells, establishes minimum standards for injection well operations, restricts the types and quantities of fluids that may be injected, and prohibits the migration of fluids containing any contaminants into underground sources of drinking water. Any leakage from the subsurface portions of the injection wells may cause degradation of freshwater, potentially resulting in cancellation of operations of a well, imposition of fines and penalties from governmental agencies, incurrence of expenditures for remediation of affected resources, and imposition of liability by landowners or other parties claiming damages for alternative water supplies, property damages and personal injuries. Historically, our SDWA compliance costs have not had a material adverse effect on our results of operations; however, future changes in the SDWA or analogous state laws or in implementing regulations, or any inability to obtain permits for new injection wells in the future may affect our ability to dispose of produced waters and would ultimately increase the cost of our operations, which costs could be significant.

Furthermore, in response to recent seismic events near underground disposal wells used for the disposal by injection of produced water resulting from oil and natural gas activities, federal and some state agencies are investigating whether such wells have caused increased seismic activity, and some states have restricted, suspended or shut down the use of such disposal wells. For example, in Oklahoma, the Oklahoma Corporation Commission (“OCC”) has implemented a variety of measures including adopting the National Academy of Science’s “traffic light system,” pursuant to which the agency reviews new disposal well applications for proximity to faults, seismicity in the area and other factors in determining whether such wells should be permitted, permitted only with special restrictions, or not permitted and, further, evaluates existing wells to assess their continued operation, or operation with restrictions, based on location relative to such faults, seismicity and other factors, with certain of such existing wells required to make frequent, or even daily, volume and pressure reports.  The OCC also has established rules requiring operators of certain saltwater disposal wells in seismically-active areas, or Areas of Interest, within the Arbuckle formation of the state to, among other things, conduct mechanical integrity testing or make certain demonstrations of such wells’ depth that, depending on the depth, could require the plugging back of such wells and/or the reduction of volumes disposed in such wells.  As a result of these measures, the OCC from time to time has developed and implemented plans calling for wells within Areas of Interest where seismic incidents have occurred to restrict or suspend disposal well operations in an attempt to mitigate the occurrence of such incidents.  For example, only recently, in January 2016, the OCC ordered five Arbuckle disposal wells within 10 miles of the center of earthquake activity in the Edmond area of Oklahoma to reduce disposal volumes, with wells within 3.5 miles of the activity to reduce their disposal volumes by 50 percent while the other wells within 10 miles of the activity to reduce their disposal volume by 25 percent.  In addition, in January 2016, the Governor of Oklahoma announced a grant of $1.38 million in emergency funds to support earthquake research, which research is to be directed by the OCC and the Oklahoma Geological Survey and, in February 2016, the OCC announced the implementation of a plan that will significantly decrease disposal volumes in approximately 245 disposals located in Western Oklahoma over a two-month period.  To date, such plan has had no impact on our operations.  Evaluation of seismic incidents and whether or to what extent those events are induced by the injection of saltwater into disposal wells continues to evolve, as governmental authorities consider new and/or past seismic incidents in areas where salt water disposal activities occur or are proposed to be performed.  The adoption of any new laws, regulations, or directives that restrict our ability to dispose of saltwater generated by production and development activities, whether by plugging back the depths of disposal wells, reducing the volume of salt water disposed in such wells, restricting disposal well locations or otherwise, or by requiring us to shut down disposal wells, could have a material adverse effect on our business, financial condition and results of operations.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of oil or natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. Hydraulic fracturing typically is regulated by state oil and natural gas commissions or similar state agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA issued Clean Air Act (“CAA”) final regulations in 2012 and proposed additional CAA regulations in August 2015 governing performance standards for the oil and natural gas industry; proposed in April 2015 effluent limitations guidelines that waste water from shale natural gas extraction operations must meet before discharging to a treatment plant; and issued in 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing.  Also, the federal Bureau of Land Management (“BLM”) published a final rule in March 2015 that establishes new or more stringent standards for performing hydraulic fracturing on federal and Indian lands but, in September 2015, the U.S. District Court of Wyoming issued a preliminary injunction barring implementation of this rule, which order the BLM could appeal and is being separately appealed by certain environmental groups.

Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states, including Oklahoma, Pennsylvania and West Virginia, where we operate, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities. States could elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015. Local government may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate or where we own a working interest, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. Also, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources in June 2015, which report concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water sources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water sources.  However, in January 2016, the EPA’s Science Advisory Board provided its comments on the draft study, indicating its concern that EPA’s conclusion of no widespread, systemic impacts on drinking water sources arising from fracturing activities did not reflect the uncertainties and data limitations associated with such impacts, as described in the body of the draft report.  The final version of this EPA report remains pending and is expected to be completed in 2016.  Such EPA final report, when issued, as well as any future studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing.

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

Air Emissions

The CAA and comparable state laws and regulations govern emissions of various air pollutants through air emissions standards, construction and operating permit programs and the imposition of other compliance requirements. Air emissions from some equipment found at our operations or other operations in which we own an interest, such as gas compressors, are potentially subject to regulations under the CAA or equivalent state and local regulatory programs, although many small air emission sources are expressly exempt from such regulations. To the extent that these air emissions are regulated, they are generally regulated by permits issued by state regulatory agencies. Any need to obtain air emissions permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in October 2015, the EPA issued a final rule lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards. The EPA is required to make attainment and non-attainment designations for specific geographic locations under the revised standards by October 1, 2017.  With EPA lowering the ground-level ozone standard, states may be required to implement more stringent regulations, which could apply to our operations and require the installation of , resulting in a need to install new emissions controls, longer permitting timelines and significant increases in our capital or operating expenditures, which could adversely impact our business.

Climate Change

Based on findings made by the EPA that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the Earth’s atmosphere and other climatic changes, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically are established by the states. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds. In addition, the EPA adopted rules requiring the monitoring and annual reporting of GHGs from certain sources in the United States, including, among others, onshore and offshore oil and natural gas production facilities, which include certain of our operations. We monitor and report on GHG emissions from our operations.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. The adoption of any legislation or regulations that require reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could cause us to incur costs to purchase and operate emissions control systems, acquire emissions allowance or comply with new regulatory or reporting requirements including the imposition of a carbon tax, which costs could be significant. For example, in August 2015, the EPA announced proposed rules, expected to be finalized in 2016, that would establish new controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production activities, as part of an overall effort to reduce methane emissions by up to 45 percent in 2025.  On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets.  It is not possible at this time to predict how or when the United State might impose restrictions on GHGs as a result of the international agreement agreed to in Paris.  Any such legislation or regulatory programs could also increase the cost to the consumer, and thereby reduce demand for oil and natural gas, which could reduce demand for the oil and natural gas we produce.

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

Endangered Species Act

The federal Endangered Species Act (“ESA”) and similar state laws and other regulatory initiatives restrict activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Some of our operations may be located in or near areas that are designated as habitat for endangered or threatened species and, in these areas, we may be obligated to develop and implement plans to avoid potential adverse impacts to protected species or be prohibited from conducting operations during certain seasons, such as breeding and nesting seasons, when our operations could have an adverse effect on the species. It is also possible that a federal or state agency could order a complete halt to our activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in 2011, the U.S. Fish and Wildlife Service (“FWS”) is required to make a determination on the listing of numerous species as endangered or threatened under the ESA before the completion of the agency's 2017 fiscal year. For example, in March 2014, the FWS announced the listing of the lesser prairie chicken, whose habitat is over a five-state region, including Oklahoma, where we conduct operations, as a threatened species under the ESA. However, on September 1, 2015, the U.S. District Court for the Western District of Texas vacated the FWS’ rule listing the lesser prairie chicken in its entirety, concluding that the decision to list the species was arbitrary and capricious.  Whether the lesser prairie chicken or other species will be listed in the future under the ESA is currently unknown but the presence of protected species or the designation of previously unidentified endangered or threatened species could impair our ability to timely complete well drilling and development and could cause us to incur additional costs arising from species protection measures or become subject to operating restrictions or bans in the affected areas, which delays, costs or restrictions may be significant.

Worker Safety and Health

We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the Emergency Planning and Community Right-to- Know Act and comparable state statutes and any implementing regulations require that we organize and/or disclose information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens.

Operations on Federal Lands

Performance of oil and natural gas exploration, development and production activities on federal lands, including Indian lands and lands administered by the BLM, may be subject to the National Environmental Policy Act, as amended (“NEPA”). NEPA requires federal agencies, including the BLM and the federal Bureau of Indian Affairs, to evaluate major agency actions, such as the issuance of permits that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment.  The NEPA review process may take a significant amount of time and is subject to challenges by environmental groups, which have the potential to delay current and future projects.  Our current and proposed exploration, development and production activities upon federal lands require governmental permits that are subject to the requirements of NEPA. We are not currently planning any drilling operations on BLM leased acreage in 2016. Our future development of any project on BLM leased acreage will be subject to completion of these environmental assessments and any delays in such completion could result in delays in our exploration or production programs. Permit authorizations under NEPA are subject to protests, appeal or litigation, any or all of which may also delay or halt projects. Moreover, depending on the mitigation strategies recommended in the environmental assessments, we could incur added costs, which could be substantial.

Other Laws and Regulations

Our operations and other operations in which we own a working interest are also impacted by regulations governing the handling, storage, transportation and disposal of NORM. Furthermore, owners, lessees and operators of natural gas and oil properties are also subject to increasing civil liability brought by surface owners and adjoining property owners. Such claims are predicated on the damage to or contamination of land resources occasioned by drilling and production operations and the products derived there from and are often based on negligence, trespass, nuisance, strict liability or fraud.

Industry Segment and Geographic Information

We operate in one industry segment, which is the exploration, development and production of oil, condensate, natural gas and NGLs in the U.S. Our current operational activities are conducted in, and our consolidated revenues are generated from, markets exclusively in the U.S. For additional information relating to our disclosure of revenues, profits and total assets in the segment in which we operate, please see Item 6. “Selected Financial Data” and Item 8. ‘‘Financial Statements and Supplementary Data,” each included in this Form 10-K.

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

Employees

As of March 7, 2016, we had 51 employees, all of whom are full time. We use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, regulatory reporting, environmental and tax services. On those properties where we are not the operator, we rely on outside operators to drill, produce and market our oil and natural gas. Our employees do not belong to a union or have a collective bargaining organization. Management considers its relationship with its employees to be good.

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

Oil, condensate, natural gas and NGLs prices are volatile. Since the second half of 2014, there has been a substantial decline in commodity prices which has significantly and negatively affected our financial condition and results of operations.

The success of our business depends primarily on the market prices of oil, condensate, natural gas and NGLs. Oil, condensate, natural gas and NGLs prices are set by broad market forces, which have been and will likely continue to be volatile in the future. Since the second half of 2014, commodity prices have declined precipitously as a result of several factors, including increased worldwide supplies, a stronger U.S. dollar, weather factors, a strong competition among oil producing countries for market share and decreased demand in emerging markets, such as China. Specifically, WTI prices have declined from a monthly average of $101.68 per barrel in June 2014 to a monthly average of $27.08 per barrel in February 2016. The Henry Hub spot market price of natural gas has declined from a monthly average of $4.77 per MMBtu in March 2014 to a monthly average of $1.97 per MMBtu in February 2016.  These depressed commodity prices adversely affected our 2015 financial condition and results of operations and contributed to a reduction in our anticipated future capital expenditures.  In addition, this decline in commodity prices has adversely impacted our estimated proved reserves and resulted in substantial impairments to our oil and natural gas properties during 2015.

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

The long-term effects of these and other factors on the prices of oil, condensate, natural gas and NGLs are uncertain. Prolonged or substantial declines in these commodity prices may have the following effects on our business:

•

Adversely affecting our financial condition, liquidity, ability to finance planned capital expenditures and results of operations and our ability to meet our financial covenants under our debt agreements;

•	Reducing the amount of oil, condensate, natural gas and NGLs that we can produce economically;
•	Causing us to delay or postpone some of our capital projects;
•	Reducing our revenues, operating income or cash flows;
•	Reducing the amounts of our estimated proved oil and natural gas reserves;
•	Reducing the carrying value of our oil and natural gas properties;
•	Reducing the standardized measure of discounted future net cash flows relating to oil and natural gas reserves;
•	Reducing or eliminating our ability to pay cash dividends on our outstanding preferred stock; and
•	Limiting our access to sources of capital, such as equity and long-term debt.

Our success is influenced by oil, condensate, natural gas and NGLs prices in the specific areas where we operate, and these prices may be lower than prices at major markets.

Regional oil, condensate, natural gas and NGLs prices may move independently of broad industry price trends. Because some of our operations are located outside major markets, we are directly impacted by regional prices regardless of Henry Hub, WTI or other major market pricing. During 2015, approximately 83% and 17% of our oil and condensate production was produced in the Mid-Continent and the Marcellus Shale, respectively, where we realized an average price per barrel of $46.18 and $16.78, respectively, excluding the impact of hedging activities for the year. This compares to the daily unweighted average WTI posted price of $45.35 per barrel for 2015. Price differentials are most acute within our Appalachian Basin markets for natural gas and NGLs.  For the year ended December 31, 2015, our realized NGLs prices for Marcellus Shale and Mid-Continent NGLs production represented approximately 4% and 29%, respectively, of the full-year 2015 daily unweighted average WTI posted price of $45.35, excluding the impact of hedging activities for the year.  During 2015, approximately 24% of our natural gas production was priced based on the Henry Hub basis point and 76% was priced based on the TETCO M2 basis point. At December 31, 2015, the Henry Hub spot price was $2.27 per MMBtu, compared to the TETCO M2 basis point pricing of $1.28 per MMBtu. Low natural gas prices in any or all of the areas where we operate would negatively impact our financial condition and results of operations.  For the year ended December 31, 2015, our realized natural gas prices for Appalachian Basin and Mid-Continent production excluding the impact of hedging activities represented approximately 30% and 98%, respectively, of the full-year 2015 daily unweighted average Henry Hub posted price of $2.61.

We are highly leveraged and may not be able to generate sufficient cash or cash flows, as applicable, to service all of our indebtedness or to meet financial covenants under our debt agreements and may be forced to take other actions to satisfy our obligations under such agreements, which may not be successful, or if successful, could be highly dilutive to existing holders of our common and preferred stock.

Our ability to make scheduled payments on or to refinance our indebtedness obligations and to meet related financial covenants applicable to our debt instruments, including our Revolving Credit Facility and our $325.0 million outstanding principal amount of 8 5/8% Senior Secured Notes due 2018 (the “Notes”), depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control, as well as our ability to complete pending and proposed asset sales.  As of March 9, 2016, our cash balance was approximately $28.8 million. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Notes.

Our level of indebtedness will have several important effects on our future operations, including, without limitation:

•	requiring us to dedicate a significant portion of our cash flows from operations to support the payment of debt service;
•

increasing our vulnerability to adverse changes in general economic and industry conditions, and putting us at a competitive disadvantage relative to competitors that have fewer fixed obligations and greater cash flows to devote to their businesses;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes; and
•	limiting our flexibility in operating our business and preventing us from engaging in certain transactions that might otherwise be beneficial to us.

Due to the relatively high level of our indebtedness, we are pursuing or analyzing various alternatives to reduce the level of our long-term debt and lower our future debt obligations, including the application of proceeds from targeted assets sales disclosed elsewhere in this report, followed by possible debt repurchases, exchanges of existing debt securities for new debt securities and exchanges or conversions of existing debt securities for new equity securities, among other options.   Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. One or more of these alternatives could potentially be consummated with the consent of any one or more of our current security holders, or, if necessary, without the consent of holders through a restructuring under a voluntary bankruptcy proceeding.  Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the indentures governing our Notes, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Revolving Credit Facility and the indentures governing our Notes currently restrict our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due including required reduction in amounts owed in our Revolving Credit Facility as a result of reductions in our borrowing base.  If we are unable to meet our debt obligations, we would be forced to restructure our indebtedness and equity capitalization.  Depending upon asset values and other factors, any future restructuring could be highly dilutive to existing holders of our common and preferred stock, could result in equity holders losing a significant amount or all of their investment in us and may adversely affect the trading prices and values of our existing debt and equity securities.

The borrowing base under our Revolving Credit Facility was recently reduced to $180.0 million, and as of March 9, 2016, there was $180.0 million in borrowings outstanding under the Revolving Credit Facility.  Upon the earlier to occur of the closing of the Appalachian Basin Sale or April 10, 2016, the borrowing base will be automatically reduced to $100.0 million and require borrowings in excess of such amount to be immediately repaid.  We expect that proceeds from the Appalachian Basin Sale will be approximately $80.0 million and will be used to reduce borrowings outstanding under our Revolving Credit Facility to achieve compliance with the reduction of the borrowing base.  In connection with Amendment No. 8 (as defined and described below) to the Revolving Credit Facility, we have agreed to an additional scheduled borrowing base redetermination in August 2016. Our borrowing base is otherwise determined semi-annually by our lenders in May and November of each year and is based on our proved reserves and the value attributed to those reserves.  We and the lenders each have the option to initiate a redetermination of the borrowing base between scheduled semi-annual redeterminations.

The borrowing base under our Revolving Credit Facility could be further reduced as a result of lower oil or natural gas prices, declines in estimated oil and natural gas reserves or production, our issuance of new indebtedness or for other reasons.  If the borrowing base under our Revolving Credit Facility is further reduced, there would be a reduction of our available credit and the potential requirement for us to repay outstanding indebtedness in excess of the redetermined borrowing base. In addition, we may not be able to access adequate funding under our Revolving Credit Facility as a result of the inability on the part of our lending counterparties to meet their funding obligations and the inability of other lenders to provide additional funding to cover the defaulting lender's portion.  If our borrowing base is further reduced or we cannot access adequate funding under our Revolving Credit Facility, it will reduce the availability of our cash flow for replacing reserves through implementing our drilling and development plan, making acquisitions or otherwise carrying out our business plan, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness.

The Appalachian Basin Sale may not be completed, and we may not receive the consideration expected from such sale to make the required debt reduction payments on a timely basis.

         The Appalachian Basin Sale is expected to close on or before March 31, 2016, with an effective date of January 1, 2016, subject to customary closing conditions, including obtaining certain required lessor consents to assign. If these conditions are not satisfied or waived, the Appalachian Basin Sale may not be consummated. There can be no assurances that the Appalachian Basin Sale will be consummated or that we will receive the consideration expected from such sale.  As of March 9, 2016, our cash balance was approximately $28.8 million.  If the Appalachian Basin Sale is delayed, not consummated or consummated in a manner different than expected, we may not have sufficient cash on hand to fund borrowings in excess of the borrowing base under our Revolving Credit Facility, which is currently scheduled to require repayments to reduce outstanding borrowings to $100.0 million by April 10, 2016.  See “—We are highly leveraged and may not be able to generate sufficient cash or cash flows, as applicable, to service all of our indebtedness or to meet financial covenants under our debt agreements and may be forced to take other actions to satisfy our obligations under such agreements, which may not be successful, or if successful, could be highly dilutive to existing holders of our common and preferred stock.”

Recent amendments to our Revolving Credit Facility prohibit us from paying cash dividends after March 2016 on our outstanding preferred stock and we may not be able to pay such dividends in the future.

          Effective March 9, 2016, our Revolving Credit Facility was amended to, among other things, prohibits the payment of cash dividends on our preferred stock commencing April 2016.  There is no assurance when or if we will be able to pay cash dividends, including accumulated and unpaid dividends, on our outstanding two series of preferred stock in the future. We may in the future, in lieu of cash dividends, elect to pay accumulated and unpaid dividends on our outstanding preferred stock by issuing shares of our common stock, as provided in the certificates of designation of rights and preferences setting forth the terms of our outstanding Series A Preferred Stock and Series B Preferred Stock, which issuance will dilute our existing common shareholders. If we fail to pay full cash dividends in four quarters, whether consecutive or non-consecutive, then holders of our outstanding Series A and Series B Preferred Stock, voting as a single class, will also have the right to elect up to two directors to the board of directors of the Company.

Our development operations will require substantial capital expenditures in order to grow or maintain our production levels. Our limited access to the funds for necessary future growth and maintenance capital expenditures could have a material adverse effect on our business, results of operations, financial condition and ability to pay cash dividends to our preferred stockholders and to make required payments on our indebtedness.

The oil and natural gas industry is capital intensive. While we expect to make limited capital expenditures in 2016 in order to preserve liquidity while commodity prices are depressed, in the future, we expect to make substantial growth and maintenance capital expenditures in our business for the development, production and acquisition of oil and natural gas reserves. These expenditures reduce the amount of cash available for distribution to our preferred stockholders and to service our indebtedness. Our preliminary capital budget for 2016 totals approximately $37.0 million, excluding capitalized costs, which we expect to fund these expenditures using existing cash balances, cash generated internally from our operations and the possible divestiture of assets or some combination thereof.

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

In the current oil and natural gas price environment, our sources of capital are constrained.  Our failure to obtain the funds for capital expenditures could have a material adverse effect on our business, results of operations, financial condition and ability to pay cash dividends to our preferred stockholders and to service our indebtedness. Even if we are successful in obtaining the necessary funds, the terms of such financings could be highly dilutive to our equity or be available only at significantly higher interest rates.  These funds, if available, may limit or prohibit paying cash dividends to our preferred stockholders and to service our indebtedness. In addition, incurring additional debt will increase our already significant financial leverage.  Recent amendments to our Revolving Credit Facility also prohibit us from paying cash dividends on our outstanding shares of Series A and Series B Preferred Stock commencing in April 2016.

We have incurred significant net losses since our inception and may incur additional significant net losses in the future.

         With the exception of the one-time sale of our Australian properties in 2009, recognition of a $27.7 million non-cash gain on acquisition of assets at fair value for the Chesapeake Energy Corporation acquisition, and subsequent sale of certain properties acquired from Chesapeake, which resulted in net income of $40.0 million in 2013, and recognition of a $23.9 million gain attributable to the change in mark to market of commodity derivatives contracts held at December 31, 2014 and an $8.6 million net arbitration settlement which resulted in net income of $36.5 million in 2014, we have not been profitable since we started our business. Our capital has been employed in an increasingly expanding oil and natural gas exploration and development program, with our focus on finding significant oil and natural gas reserves and producing from them over the long-term rather than focusing on achieving immediate net income. The uncertainties described in this Item 1A. “Risk Factors” and elsewhere in this Form 10-K may impede our ability to ultimately find, develop, exploit or maintain our oil and natural gas reserves. Our failure to achieve profitability in the future could materially adversely affect our ability to raise additional capital and continue our exploration and development program.

Hedging of our production may result in losses or prevent us from benefiting to the fullest extent possible from increases in prices for oil and natural gas.

We have entered into New York Mercantile Exchange (“NYMEX”) futures contracts as hedges on approximately 697,000 Bbls of crude production, 8.9 Bcf of natural gas production and 183,000 Bbls of NGLs production in 2016, 519,000 Bbls of crude production and 7.3 Bcf of natural gas production in 2017, and 103,000 Bbls of crude production and 3.7 Bcf of natural gas production in 2018 as of December 31, 2015. In light of recent significant declines in oil and natural gas prices, the continued benefit these hedges provide will diminish should energy commodities futures market pricing improve. In addition, the use of these arrangements also may limit our ability to benefit from significant increases in the prices of oil, condensate, natural gas and NGLs.

Any disruptions in production, development of proved oil and natural gas reserves, or our ability to process and sell oil, condensate, natural gas and NGLs from our properties in the Mid-Continent or Appalachian Basin would have a material adverse effect on our results of operations or reduce future revenues.

Our current production is geographically concentrated in the Appalachian Basin and the Mid-Continent.

Approximately 83% of our oil, condensate, natural gas and NGLs revenues, before the impact of hedges, and approximately 73% of our total proved reserves for the year ended December 31, 2015 were attributable to our properties in the Mid-Continent. Production in the Mid-Continent could unexpectedly be disrupted or curtailed due to reservoir or mechanical problems or governmental actions limiting or shutting-in production.

Approximately 17% of our oil, condensate, natural gas and NGLs revenues before the impact of hedges and approximately 27% of our total proved reserves for the year ended December 31, 2015 were attributable to our properties in the Appalachian Basin. Production in the Appalachian Basin could unexpectedly be disrupted or curtailed due to reservoir, mechanical or third-party gathering system or processing plant problems. The majority of our production from this area is dedicated to SEI, who agreed to utilize the midstream facilities of a third-party gathering system operated by Williams. During 2013, our Marcellus Shale production was significantly curtailed due to issues with high line pressures and unscheduled downtime on the gathering system operated by Williams that services our Marcellus West properties.  On February 19, 2016, we entered into an agreement to sell substantially all of our assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for $80.0 million, subject to certain adjustments and customary closing conditions, including obtaining certain required lessor consents to assign.  The transaction is expected to close on or before March 31, 2016.  If the Appalachian Basin Sale does not occur, we will remain exposed to these disruption risks.

Following the expected completion of our Appalachian Basin Sale, our producing properties will be concentrated in the Mid-Continent, making us vulnerable to risks associated with operating in one major geographic area.

Following the expected completion of our Appalachian Basin Sale, our producing properties and all of our proved reserves will be geographically concentrated in the Mid-Continent, with a particular concentration in Oklahoma. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by and costs associate with governmental regulation, processing or transportation capacity constraints, market limitations, water shortages or other weather related conditions or interruption of the processing or transportation of oil, condensate, natural gas or NGLs and changes in regional and local political regimes and regulations. Such conditions could have a material adverse effect on our financial condition and results of operations.

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

There are a limited number of natural gas purchasers and transporters in the Marcellus and Utica Shales in the Appalachian Basin of West Virginia and central and southwestern Pennsylvania. For the year ended December 31, 2015, SEI accounted for substantially all of our revenues from the Appalachian Basin. If SEI was to cease purchasing and Williams was to cease gathering, processing or transporting our natural gas in the Appalachian Basin and we were unable to contract with another purchaser and/or gatherer, processor or transporter, it would have a material adverse effect on our financial condition, future cash flows and the results of operations.

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

Further, interstate transportation of natural gas is regulated by the federal government through the FERC. FERC sets rules and carries out administratively the oversight of interstate markets for natural gas and other energy policy. Additionally, state regulators have powers over sale, supply and delivery of oil and natural gas within their state borders. While we employ certain companies to represent our interests before state regulatory agencies, our interests may not receive favorable rulings from any state agency, or some future occurrence may drastically alter our ability to enter into contracts or deliver natural gas to the market.

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

Approximately 49% of our proved reserves are classified as proved undeveloped at December 31, 2015 and may ultimately prove to be less than current reserves estimates.

At December 31, 2015, approximately 49% of our total proved reserves were classified as proved undeveloped and all were located in the Mid-Continent. It will take approximately $353.8 million of capital to drill our undeveloped locations over the next five years. Our estimate of proved reserves at December 31, 2015 assumes that we will spend in 2016 and 2017 development capital expenditures to develop these reserves of $1.8 million and $66.7 million, respectively. Further, our drilling efforts may be delayed or unsuccessful and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and our results of operations. Absent significant price increases, the sustained lower oil and natural gas prices experienced since the middle of 2014 will continue to impact our proved reserves and related PV-10 adversely as the prices used for such estimates under SEC rules are based on the trailing 12-month unweighted average prices, which were substantially higher at December 31, 2015 than current oil and natural gas prices. Lower prices used in estimating proved reserves may result in a reduction in volumes due to economic limits or render undeveloped reserves non-economic, which in turn may make it more likely that we will incur impairment charges in the future against our oil and natural gas properties under full cost accounting. In addition, oil and natural gas prices sustained at current or lower levels and the resultant impact such prices may have on our drilling economics and our ability to raise capital could require us to re-evaluate and postpone our development drilling, which could result in the reduction of some of our proved undeveloped reserves.

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
•

Environmental hazards, such as natural gas leaks, crude oil spills, pipeline and tank ruptures, encountering NORM and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the environment;

•	Uncontrollable flows of natural gas, oil, brine water or drilling fluids;
•	Equipment failures or accidents;
•	Adverse weather conditions;
•	Compliance with existing and any future governmental laws and regulations, including environmental requirements; and
•	Shortages or delays in the availability of drilling rigs and the delivery of equipment or obtaining water for hydraulic fracturing operations.

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

You should not consider the present values of estimated future net cash flows referred to in this Form 10-K to be the current market value of the estimated reserves attributable to our properties. The estimated discounted future net cash flows from proved reserves for all periods from 2011 to 2015 are based on the 12-month unweighted arithmetic average of the first-day-of-the-month prices and costs in effect when the estimate is made. Current or actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as:

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

In this report, the net present value of estimated future net revenues of our proved reserves at December 31, 2015 is calculated using the historical 12-month unweighted arithmetic average of the first-day-of-the-month prices which are substantially above current oil and natural gas prices. These average prices and the 10% discount rate are not necessarily the most appropriate price or discount factor based on prices and interest rates in effect from time to time and risks associated with our reserves or the oil and natural gas industry in general.

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

Under the full cost method of accounting, we are subject to quarterly calculations of a “ceiling” or limitation on the amount of our oil and natural gas properties that can be capitalized on our balance sheet. We may continue to experience write downs of the carrying value of our oil and natural gas properties in the future if the present value of our proved oil and natural gas reserves is lower than our remaining unamortized capitalized costs. If the net capitalized costs of our oil and natural gas properties exceed the cost ceiling, we are subject to a ceiling test write-down of our estimated net reserves to the extent of such excess. If required, it would reduce earnings and impact stockholders’ equity in the period of occurrence and result in lower amortization expense in future periods. The discounted present value of our proved reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when natural gas and crude oil prices are depressed or volatile similar to the current market. In addition, a write-down of proved oil and natural gas properties may occur if we experience substantial downward adjustments to our estimated proved reserves, if there are differences in timing between the incurrence of significant costs of exploration or development activities and the recognition of significant proved reserves resulting from such activities and if we experience unsuccessful drilling activities. Expense recorded in one period may not be reversed in a subsequent period even though higher natural gas and crude oil prices may have increased the ceiling applicable in the subsequent period. Absent significant price increases, the sustained lower oil and natural gas prices experienced in the second half of 2014 and continuing throughout 2015 into the current year will continue to impact our proved reserves and related PV-10 adversely as the prices used for such estimates under SEC rules are based on the trailing 12-month unweighted average prices, which were substantially higher at December 31, 2015 than current oil and natural gas prices. Lower prices used in estimating proved reserves may result in a reduction in volumes due to economic limits or render undeveloped reserves non-economic, which in turn may make it more likely that we will incur impairment charges in the future against our oil and natural gas properties under full cost accounting.  The benchmark 12-month average price applicable to first quarter 2016 proved reserves under SEC rules decreased to $46.26 per barrel for crude oil and $2.40 per Mcf for natural gas.  If such pricing was used in applying the Company’s December 31, 2015 ceiling test for impairment, the Company estimates its impairment charge for the quarter ended December 31, 2015 would have increased by approximately $52.0 million.

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

As of December 31, 2015, 82 gross (8.9 net) wells in which we have an interest were operated by other companies.

The indenture governing our senior secured notes and the agreement governing our revolving credit facility impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The indenture governing our Notes and the documentation governing our Revolving Credit Facility contain customary restrictions on our activities, including covenants that limit our and our subsidiaries' ability to:

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

Our oil and natural gas exploration, development and production interest and operations are subject to stringent and complex federal, tribal, state, regional and local laws and regulations relating to the operation and maintenance of our facilities, including laws regulating removal of natural resources from the ground, the discharge of materials into the environment and otherwise relating to environmental protection. Oil and natural gas operations are also subject to federal, state, regional and local laws and regulations which seek to maintain occupational health and safety standards by regulating the design and use of drilling methods and equipment.

Governmental authorities administering these laws and any implementing regulations require various timely permits, including drilling and environmental permits, before conducting regulated activities and we cannot assure you that such permits will be obtained or obtained in a timely manner. The failure or delay in obtaining the requisite approvals or permits may adversely affect our business, financial condition and results of operations. Additionally, these laws and regulations impose numerous obligations and restrictions that are applicable to our interests and operations including:

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

In addition, regulatory agencies have from time to time imposed price controls and limitations on production by restricting the flow rate of wells below actual production capacity in order to conserve supplies of oil and natural gas. Failure to comply with these laws and regulations applicable to our interests and operations could result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays or restrictions in permitting or the performance of projects, and the issuance of orders enjoining or limiting some or all of our operations in affected areas, any of which could have a material adverse effect on our financial condition. Legal requirements are sometimes unclear or subject to reinterpretation and may be amended in response to economic or political conditions. As a result, it is hard to predict the ultimate future cost of compliance with these requirements or their effect on our interests and operations. In addition, existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations may have a material adverse effect on our financial condition, future cash flows and the results of operations. For example, in October 2015, the EPA issued a final rule lowering the NAAQS for ozone to 70 parts per billion for both the 8-hour primary and secondary standards. Compliance with these or other new legal requirements could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our expenditures and operating costs, which could adversely impact our business.

Federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations such as shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. The process is typically regulated by state oil and natural gas commissions or similar state agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA issued CAA final regulations in 2012 and proposed additional CAA regulations in August 2015 governing performance standards for the oil and natural gas industry, including standards for the capture of air emissions released during hydraulic fracturing; proposed in April 2015 effluent limitation guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and issued in 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the BLM published a final rule in March 2015 that establishes new or more stringent standards for performing hydraulic fracturing on federal and Indian lands, but, in September 2015, the U.S. District Court of Wyoming issued a preliminary injunction barring implementation of this rule, which order the BLM could appeal and is being separately appealed by certain environmental groups.

Also, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states, including Oklahoma and West Virginia, where we operate, have adopted and other states are considering adopting legal requirements that could impose more stringent permitting, disclosure, or well construction requirements on hydraulic fracturing activities. States could elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic activities in particular. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate or where we own working interests, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. Also, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources in June 2015, which report concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water sources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water sources.  However, in January 2016, the EPA’s Science Advisory Board provided its comments on the draft study, indicating its concern that the EPA’s conclusion of no widespread, systemic impacts on drinking water sources arising from fracturing activities did not reflect the uncertainties and data limitations associated with such impacts, as described in the body of the draft report.  The final version of this EPA report remains pending and is expected to be completed in 2016.  Such EPA final report, when issued, as well as any future studies, depending on their results, could spur initiatives to regulate hydraulic fracturing.

We could incur significant costs and liabilities in responding to contamination that occurs as a result of our operations.

We may incur significant environmental costs and liabilities in the performance of our operations or in operations in which we own a working interest as a result of our handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to our operations, and due to historical industry operations and waste disposal practices. Under certain environmental laws and regulations, we could be subject to strict, joint and several liabilities for the removal or remediation of previously released materials or property contamination. Private parties, including the owners of properties upon which our wells or the wells in which we own a working interest are drilled and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. Changes in environmental laws and regulations occur frequently, and any changes that result in significant delays or restrictions in acquisition of permits or performance of projects, or more stringent or costly well drilling, construction, completion or water management activities, or waste, handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our own results of operations, competitive position or financial condition. We may not be able to recover some or any of these costs from insurance.

The process of drilling for and producing oil and natural gas involves many operating risks that can cause substantial losses, and we may not have enough insurance to cover these risks adequately.

The oil and natural gas business involves many operating hazards, such as:

•	Well blowouts, fires and explosions;
•	Surface craterings and casing collapses;
•	Road collapses;
•	Uncontrollable flows of natural gas, oil, brine, water or well fluids;
•	Pipe and cement failures;
•	Formations with abnormal pressures;
•	Stuck drilling and service tools;
•	Pipeline or tank ruptures or spills;
•	Natural disasters; and
•	Environmental hazards, such as natural gas leaks, crude oil spills and unauthorized discharges of brine, toxic gases or well fluids.

Any of these events could cause substantial losses to us as a result of:

•	Injury or death;
•	Damage to and destruction of property, natural resources and equipment;
•	Damage to natural resources due to underground migration of hydraulic fracturing fluids;
•	Pollution and other environmental damage, including spillage or mishandling of recovered hydraulic fracturing fluids;
•	Regulatory investigations and penalties;
•	Suspension or cancellation of operations; and
•	Repair, restoration and remediation costs.

We could also be responsible for environmental damage caused by previous owners of property from whom we purchased leases or properties. As a result, we may incur substantial liabilities to third parties or governmental entities. Although we maintain what we believe is appropriate and customary insurance for these risks, the insurance may not be available or sufficient to cover all of these liabilities. If these liabilities are not covered by our insurance, paying them could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties.

Future legislation may result in the elimination of certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and development. Additionally, future federal or state legislation may impose new or increased taxes or fees on oil and natural gas extraction.

Potential legislation, if enacted into law, could make significant changes to U.S. federal and state income tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of this legislation or any other similar changes in U.S. federal and state income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could negatively impact the value of an investment in our common stock. Additionally, legislation could be enacted that increases the taxes states impose on oil and natural gas extraction.  Moreover, President Obama has proposed, as part of the Budget of the United States Government for Fiscal Year 2017, to impose an “oil fee” of $10.25 on a per barrel equivalent of crude oil.  This fee would be collected on domestically produced and imported petroleum products.  The fee would be phased in evenly over five years, beginning October 1, 2016.  The adoption of this, or similar proposals, could result in increased operating costs and/or reduced consumer demand for petroleum products, which in turn could affect the prices we receive for our oil.

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

On July 21, 2010 new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted that, in part, establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including us, that participate in that market. The Dodd-Frank Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished.

In November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and trade-execution. Although we expect to qualify for the end-user exception to such requirements for swaps entered into to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, certain banking regulators and the CFTC have recently adopted final rules establishing minimum margin requirements for un-cleared swaps. Although we expect to qualify for the end-user exception from such margin requirements for swaps entered into to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging.  If any of our swaps do not qualify for the commercial end-user exception, posting of collateral could impact liquidity and reduce cash available to us for capital expenditures, therefore reducing our ability to execute hedges to reduce risk and protect cash flow.

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

Based on findings made by the EPA that emissions of GHGs present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish PSD construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically will be established by the states. In addition, the EPA adopted rules requiring the monitoring and annual reporting of GHGs from certain sources in the United States, including, among others, onshore and offshore oil and natural gas production facilities. Congress has from time to time considered legislation to reduce emissions of GHGs, but there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that require reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur significant added costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. For example, in August 2015, the EPA announced proposed rules, expected to be finalized in 2016, that would establish new controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production activities, as part of an overall effort to reduce methane emissions by up to 45 percent in 2025.  On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets.  It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the international agreement agreed to in Paris.  Any such legislation or regulatory programs could also increase the cost to the consumer, and thereby reduce demand for oil and natural gas, which could reduce demand for the oil and natural gas we produce.

Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations.

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

Two of our six directors are citizens of Canada. As a result, it may be difficult or impossible to effect service of process within the United States upon those directors, to bring suit against them in the U.S. or to enforce in the U.S. courts any judgment obtained there against them predicated upon any civil liability provisions of the U.S. federal securities laws. Investors should not assume that Canadian courts will enforce judgments of U.S. courts obtained in actions against those directors predicated upon the civil liability provisions of the U.S. federal securities laws or the securities or “blue sky” laws of any state within the United States or will enforce, in original actions, liabilities against those directors upon the U.S. federal securities laws or any such state securities or blue sky laws.

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

Our certificate of incorporation authorizes our board of directors to issue one or more series of preferred shares and set the terms of the preferred shares without seeking any further approval from our stockholders. The preferred shares that we have issued rank ahead of our common stock in terms of dividends and liquidation rights. We may issue additional preferred shares that rank ahead of our common stock in terms of dividends, liquidation rights or voting rights. If we issue additional preferred shares in the future, it may adversely affect the market price of our common stock. We have issued in the past, and may in the future continue to issue, in the open market at prevailing prices or in capital markets offerings series of perpetual preferred stock with dividend and liquidation preferences that rank ahead of our common stock.

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
•

On February 19, 2016, we entered into an agreement to sell substantially all of our assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for $80.0 million, subject to certain adjustments and customary closing conditions, including obtaining required lessor consents to assign.  The transaction is expected to close on or before March 31, 2016 with an effective date of January 1, 2016.

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

	For the Years Ended December 31,
	2015	2014	2013
Production:
Oil and condensate (MBbl)	1,425	975	515
Natural gas (MMcf)	13,759	11,598	13,366
NGLs (MBbl)	1,213	801	494
Total production (MBoe)	4,931	3,708	3,236
Daily Production:
Oil and condensate (MBbl/d)	3.9	2.7	1.4
Natural gas (MMcf/d)	37.7	31.8	36.6
NGLs (MBbl/d)	3.3	2.2	1.4
Total daily production (MBoe/d)	13.5	10.2	8.9
Average sales price per unit(1):
Oil and condensate per Bbl, excluding impact of hedging activities	$41.17	$84.98	$70.91
Oil and condensate per Bbl, including impact of hedging activities(2)	$46.86	$83.86	$71.04
Natural gas per Mcf, excluding impact of hedging activities	$1.23	$4.11	$3.02
Natural gas per Mcf, including impact of hedging activities(2)	$1.81	$3.84	$3.43
NGLs per Bbl, excluding impact of hedging activities	$5.89	$26.71	$31.59
NGLs per Bbl, including impact of hedging activities(2)	$14.42	$26.53	$31.13
Average sales price per Boe, excluding impact of hedging activities	$16.77	$40.95	$28.58
Average sales price per Boe, including impact of hedging activities(2)	$22.14	$39.78	$30.20
Selected operating expenses (in thousands):
Production taxes(3)	$2,877	$6,733	$4,651
Lease operating expenses(3)	$23,728	$19,323	$9,456
Transportation, treating and gathering(3)	$2,187	$3,679	$4,006
Depreciation, depletion and amortization	$62,887	$46,180	$32,449
Impairment of natural gas and oil properties	$426,878	$—	$—
General and administrative expense	$17,069	$16,485	$16,961
Selected operating expenses per Boe:
Production taxes(3)	$0.58	$1.82	$1.44
Lease operating expenses(3)	$4.81	$5.21	$2.92
Transportation, treating and gathering(3)	$0.44	$0.99	$1.24
Depreciation, depletion and amortization	$12.75	$12.45	$10.02
General and administrative expense(4)	$3.46	$4.45	$5.24
Production costs(5)	$4.98	$6.00	$4.05

(1)

The year ended December 31, 2014 includes the benefit of a non-recurring revenue adjustment related to an arbitration settlement. Excluding the arbitration settlement adjustment impact, average sales prices would have been as follows:

For the Year Ended December 31, 2014
Average sales price per unit:
Oil and condensate per Bbl, excluding impact of hedging activities	$81.75
Oil and condensate per Bbl, including impact of hedging activities(2)	$80.63
Natural gas per Mcf, excluding impact of hedging activities	$3.41
Natural gas per Mcf, including impact of hedging activities(2)	$3.14
NGLs per Bbl, excluding impact of hedging activities	$27.55
NGLs per Bbl, including impact of hedging activities(2)	$27.37
Average sales price per Boe, excluding impact of hedging activities	$38.09
Average sales price per Boe, including impact of hedging activities(2)	$36.92

(2)	The impact of hedging includes the gain (loss) on commodity derivative contracts settled during the periods presented.
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

(4)

General and administrative expenses include non-recurring costs related to acquisitions, employee severance and corporate migration of $1.4 million, $263,000 and $4.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Excluding such costs, general and administrative expenses per Boe would have been $3.18, $4.37 and $3.95 for each respective year.

(5)

Production costs include lease operating expenses, insurance, gathering and workover expense and excludes ad valorem and severance taxes. Excluding the arbitration settlement adjustment impact, production costs for the year ended December 31, 2014 would have been as follows:

For the Year Ended December 31, 2014
Selected operating expenses per Boe:
Production costs	$5.62

Drilling Activity

The following table shows our drilling activity for the periods indicated.

	For the Years Ended December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Productive	24.0	15.0	30.0	14.9	11.0	5.7
Non-productive	—	—	—	—	—	—
Total	24.0	15.0	30.0	14.9	11.0	5.7
Development wells:
Productive	15.0	11.4	11.0	6.0	17.0	8.5
Non-productive	—	—	—	—	—	—
Total	15.0	11.4	11.0	6.0	17.0	8.5

On December 31, 2015, we were participating in five gross (0.5 net) non-operated wells in the process of being drilled in the Mid-Continent.

Exploration and Development Acreage

The following table sets forth our ownership interest in undeveloped and developed acreage in the areas indicated where we own a working interest as of December 31, 2015.

	Undeveloped Acreage		Developed Acreage
	Gross	Net	Gross	Net
Appalachian Basin, West Virginia and Pennsylvania(1)(2)
Marcellus West(3)(4)	17,612	6,796	9,916	4,704
Marcellus East	25,925	22,921	2,873	2,509
Total Appalachian Basin	43,537	29,717	12,789	7,213
Mid-Continent	113,471	60,281	71,434	50,439
Total	157,009	89,998	84,223	57,652

(1)

On February 19, 2016, we entered into an agreement to sell substantially all of our assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for $80.0 million, subject to certain adjustments and customary closing conditions, including obtaining certain required lessor consents to assign.  The transaction is expected to close on or before March 31, 2016 with an effective date of January 1, 2016.

(2)	We believe that substantially all of our Appalachian Basin acreage is prospective.
(3)	The Marcellus West acreage reflects that Atinum has earned their full participation interest.
(4)	Approximately 25,600 gross (10,300 net) acres of our Marcellus West acreage should be prospective for high-pressure, high-deliverability dry natural gas development in the Utica Shale.

Undeveloped Acreage Expirations

The table below summarizes, by year as of December 31, 2015, our gross undeveloped acreage scheduled to expire.

	Appalachian Basin				% of Total Undeveloped
	West	East	Mid-Continent	Total Expiring Gross Acres	Gross Acres
2016	2,222	13,429	50,603	66,254	42%
2017	4,420	52	49,304	53,776	34%
2018	4,819	7	13,522	18,348	12%
2019	2,249	—	42	2,291	1%
2020 and thereafter	2,535	—	—	2,535	2%

The table below summarizes, by year as of December 31, 2015, our net undeveloped acreage scheduled to expire.

	Appalachian Basin				% of Total Undeveloped
	West	East	Mid-Continent	Total Expiring Net Acres	Net Acres
2016	1,107	10,945	22,862	34,914	39%
2017	1,372	52	29,452	30,876	34%
2018	1,571	7	7,871	9,449	10%
2019	938	—	69	1,007	1%
2020 and thereafter	1,163	—	27	1,190	1%

We have lease acreage that is generally subject to lease expiration if initial wells are not drilled within a specified period, generally not exceeding three to five years. As is customary in the oil and natural gas industry, we can retain our interest in undeveloped acreage by commencing drilling activity that establishes commercial production sufficient to maintain the leases or by payment of delay rentals during the primary term of such leases. We do not assign proved undeveloped reserves to leases after their expiration. Of the approximately 34,900 net undeveloped acres expiring in 2016, we are currently focusing on net acres expiring in the Mid-Continent. In the Mid-Continent, approximately 4,300 net acres, or 19%, expiring during 2016 have automatic lease extension provisions allowing us to extend the lease for an additional two-year term by payment of lease bonus ranging from $450 to $1,000 per net acre. We plan to make the majority of the automatic lease extension payments. We also plan to extend the leases for any additional acreage expiring during 2016 in the Mid-Continent that do not have automatic lease extensions that we have determined to be in areas that are the focus of our future drilling operations. If we are not able to extend the lease, the acreage will expire. We may in the future, sell Mid-Continent acreage that we deem to be non-strategic. Our current plans in Marcellus East are to let the approximately 10,900 net undeveloped acres scheduled for expiration in 2016 expire.

Productive Wells

The following table sets forth our working interest ownership in productive wells in the areas indicated as of December 31, 2015. The term “gross” represents the total number of wells in which we own a working interest. The term “net” represents our proportionate working interest resulting from our ownership in gross wells. Productive wells are wells that are currently capable of producing oil or natural gas. Wells that are completed in more than one producing horizon are counted as one well.

	Productive Wells
	Natural Gas		Oil		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Appalachian Basin, West Virginia and Pennsylvania(1)	116.0	55.6	—	—	116.0	55.6
Mid-Continent, Oklahoma	183.0	97.8	54.0	44.4	237.0	142.2
Total	299.0	153.4	54.0	44.4	353.0	197.8

(1)

On February 19, 2016, we entered into an agreement to sell substantially all of our assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for $80.0 million, subject to certain adjustments and customary closing conditions, including obtaining certain required lessor consents to assign.  The transaction is expected to close on or before March 31, 2016 with an effective date of January 1, 2016.  Subsequent to the closing of the transaction, we will own 18 gross (14.7 net) productive natural gas wells in the Appalachian Basin.

Oil and Natural Gas Reserves

Reserve Estimation

The SEC rules expand the definition of oil and natural gas producing activities to include the extraction of saleable hydrocarbons from oil sands, shale, coal beds or other nonrenewable natural resources that are intended to be upgraded into synthetic natural gas or oil and activities undertaken with a view to such extraction. The use of new technologies is now permitted in the determination of proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. Proved reserves must be estimated using the unweighted average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than the end-of-period price, when estimating whether reserve quantities are economical to produce. Likewise, the unweighted 12-month average price is used to compute depreciation, depletion and amortization and in the application of the “ceiling test” for determining impairment of oil and natural gas properties under full cost accounting. The unweighted 12-month average commodity prices used in determining December 31, 2015 estimates of proved reserves and related PV-10 and standardized measure of future net cash flows are substantially above current oil and natural gas prices. Subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking.

Third Party Review of Reserves Estimates

For the years ended December 31, 2015,  2014 and 2013, reserves estimates for the Appalachian Basin and Mid-Continent area shown herein have been independently evaluated by Wright & Company, Inc. (“Wright”), a national firm providing petroleum property analysis for industry and financial organizations with extensive experience in both of our operating areas. Wright was founded in 1988 and performs consulting petroleum engineering services. A copy of Wright's summary reserve report is included as Exhibit 99.1 to this Form 10-K. Within Wright, the technical person primarily responsible for preparing the reserves estimates set forth in the Wright reserve report incorporated herein is Mr. D. Randall Wright. Mr. Wright has been practicing consulting petroleum engineering at Wright since 1988, the year in which he founded the company. He is a Registered Professional Engineer in the State of Texas and has over 40 years of practical experience in petroleum engineering and in the estimation and evaluation of reserves. He has a Master of Science degree in Mechanical Engineering from Tennessee Technological University. The technical principal meets or exceeds the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

Estimated Proved Reserves

Our proved reserves information as of December 31, 2015 included in this Form 10-K was estimated by Wright using standard engineering and geosciences procedures and methods used in the petroleum industry. The technical personnel responsible for preparing the reserve estimates at Wright meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

In accordance with SEC regulations, estimates of our proved reserves and future net revenues as of December 31, 2015 were made using benchmark prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price for natural gas and oil (“SEC pricing”). Key benchmark base prices utilized were the Henry Hub price of $2.59 per MMBtu for natural gas and a WTI spot oil price of $50.28 per barrel. These prices are held constant in accordance with SEC guidelines for the life of the wells included in the reserve reports but are adjusted by lease in accordance with sales contracts and for energy content, quality, transportation, compression and gathering fees and regional price differentials. Estimated quantities of proved reserves and future net revenues are affected by oil and natural gas prices, which are highly volatile. Oil and natural gas prices continue to decline into 2016 and the current 12-month unweighted arithmetic average of the first-day-of-the-month prices as of March 1, 2016  are 8% and 7% lower than the SEC Pricing used as of December 31, 2015 for oil and natural gas, respectively. All of our proved reserves are located onshore within the U.S.

The following table summarizes our estimated proved reserves as of December 31, 2015:

	Total Proved Reserves
	Producing	Non-producing	Undeveloped	Total
Oil and condensate (MBbls)	7,181	—	17,022	24,203
Natural gas (MMcf)	77,966	—	30,485	108,451
NGLs (MBbls)	8,240	—	5,359	13,599
Total proved reserves (MBoe)	28,415	—	27,462	55,877
PV-10 (in thousands)(1)	$155,980	$(1,184)	$75,007	$229,803
Standardized measure of discounted future net cash flows(1)				$229,803

(1)

PV-10 represents the present value, discounted at 10% per annum, of estimated future net revenue before income tax of our estimated proved reserves. PV-10 is a non-U.S. GAAP financial measure because it excludes the effects of income taxes. We believe that PV-10 is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may use the measure as a basis for comparison of the relative size and value of our reserves to other companies. PV-10 should not be considered as an alternative to standardized measure of discounted future net cash flows as defined under U.S. GAAP. At December 31, 2015, we presently have approximately $512.0 million of net operating loss carryforwards, $50.7 million of foreign tax credit carryforwards and $365.3 million of remaining property tax basis for Federal income tax purposes. Based on these carryforwards and current and future property tax basis, we will not incur future income taxes, and as such, the standardized measure of discounted future net cash flows is $229.8 million as of December 31, 2015.

The following table summarizes our proved reserves by geographic area as of December 31, 2015:

SEC Pricing Case Proved Reserves(1)

	Oil and Condensate (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)	MBoe	% Proved Developed	PV-10	Standardized Measure of Discounted Future Net Cash Flows
						(in thousands)
Mid-Continent	23,219	54,829	8,700	41,057	33%	$215,282
Appalachian Basin, West Virginia and Pennsylvania(2)	984	53,622	4,899	14,820	100%	14,521
Total	24,203	108,451	13,599	55,877	51%	$229,803	$229,803

(1)	Key benchmark base prices utilized were the Henry Hub price of $2.59 per MMBtu for natural gas and a WTI spot oil price of $50.28 per barrel.
(2)

On February 19, 2016, we entered into an agreement to sell substantially all of our assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for $80.0 million, subject to certain adjustments and customary closing conditions, including obtaining certain required lessor consents to assign.  The transaction is expected to close on or before March 31, 2016, with an effective date of January 1, 2016.

Proved Undeveloped Reserves

As of December 31, 2015, our PUDs totaled 27.5 MMBoe all of which were associated with the Mid-Continent, representing a 58% decrease from our PUDs as of December 31, 2014.      The December 31, 2015 PUDs consisted of 117 gross (87.4 net) wells in the Mid-Continent. The decrease in PUD well locations during 2015 is due to the suspension of the Marcellus and Utica Shale drilling programs in 2015 coupled with low prices resulting in 36.8 MMBoe of downward revisions  and 7.9 MMBoe of 2014 PUD reserves that we converted to proved developed reserves in 2015 through the completion of seven gross (3.5 net) Marcellus Shale wells, one gross (0.5 net) Utica Shale well and 10 gross (8.8 net) Mid-Continent wells partially offset by 2.0 MMBoe of positive revisions and 4.8 MMBoe of extensions and discoveries in the Mid-Continent. The net cost of converting such PUDs to proved developed reserves during 2015 was $11.3 million.

The following table summarizes our PUD activity during the year ended December 31, 2015:

	Oil and Condensate (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)	MBoe
PUDs as of December 31, 2014	21,668	172,441	14,866	65,274
Extensions and discoveries	2,701	6,425	1,058	4,830
Purchases of reserves in place	855	3,006	551	1,907
PUDs converted to proved developed	(2,425)	(23,154)	(1,640)	(7,924)
Revisions of previous estimates	(5,777)	(128,232)	(9,476)	(36,625)
PUDs as of December 31, 2015	17,022	30,486	5,359	27,462

Estimated future development costs relating to the development of 2015 year-end PUDs is $350.4 million, of which 2016 and 2017 expenditures are $1.8 million and $66.5 million, respectively, which includes the drilling of no PUD locations in 2016 and 24 gross (17.2 net) PUD locations in 2017. Under current SEC requirements, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of the original date of booking unless specific circumstances justify a longer time. All of our PUDs at December 31, 2015 are scheduled to be drilled by 2020, which is within five years from the date initially recorded as PUD reserves. We may be required to remove our PUD reserves if we do not drill those reserves within the required five-year time frame or if the PUD reserves do not remain economically producible under lower SEC prices. In addition, oil and natural gas prices sustained at current or lower levels and the resultant impact such prices may have on our drilling economics and our ability to raise capital could require us to re-evaluate and postpone our development drilling, which could result in the reduction or elimination of some of our proved undeveloped reserves.

Item 3. Legal Proceedings

Information about our legal proceedings is set forth in Item 8. “Financial Statements and Supplementary Data, Note 14, Commitments and Contingencies – Litigation” of this Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NYSE MKT LLC under the symbol “GST.” The following table sets forth the high and low sales prices of our common stock during the periods presented as reported by the NYSE MKT LLC.

	NYSE MKT LLC
	High	Low
2015:
Fourth quarter	$1.93	$1.00
Third quarter	$3.13	$1.00
Second quarter	$3.79	$2.58
First quarter	$3.27	$1.89
2014:
Fourth quarter	$6.09	$2.11
Third quarter	$8.75	$5.85
Second quarter	$9.10	$5.72
First quarter	$7.13	$5.05

The last reported sale price of our common stock on the NYSE MKT LLC on March 7, 2016 was $1.06.

Stockholders

As of March 7, 2016, there were 257 stockholders of record who owned shares of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain future earnings, if any, to satisfy our operational and other cash needs and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the agreements governing our Notes and Revolving Credit Facility prohibits us from paying cash dividends on our common stock as long as any debt remains outstanding.

Effective March 9, 2016, our Revolving Credit Facility was amended to, among other things, prohibit the payment of cash dividends on our preferred stock commencing April 2016.  Dividends on the Series A and Series B Preferred Stock will accumulate regardless of whether any such dividends are declared. The Series A Preferred Stock dividend is a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference, or $2.15625 per share outstanding each year, and on the Series B Preferred Stock a fixed rate of 10.75% per annum of the $25.00 per share liquidation preference, or $2.6875 per share outstanding each year.  If the Company fails to pay full cash dividends in four calendar quarters, whether consecutive or non-consecutive, then the fixed rate of Series A and Series B Preferred Stock each increases by 2.00% and the holders, voting as a single class, will have the right to elect up to two directors to the board of directors of the Company.  For the year ended December 31, 2015, preferred dividends paid totaled $14.5 million.

Issuer Purchases of Equity Securities

The following table sets forth our share repurchase activity for each period presented.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet be Purchased Under the Plan
November 1, 2015 - November 30, 2015	27,928	$1.50	—	n/a

Shares purchased represent shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock units held by our employees and Board of Directors.

Recent Sales of Unregistered Securities

We did not have any sales of unregistered securities during the year ended December 31, 2015.

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

Financial information as of and for the year ended December 31, 2015 includes impairment of oil and natural gas properties of $426.9 million.  Financial information as of and for the year ended December 31, 2014 includes a gain of $23.9 million for the change in mark to market of commodity derivatives contracts held at December 31, 2014 and an $8.6 million net arbitration settlement benefit. Financial information as of and for the year ended December 31, 2013 includes a gain on acquisition of assets at fair value of $27.7 million. Financial information as of and for the year ended December 31, 2012 includes impairment of oil and natural gas properties of $150.8 million. Financial information as of and for the years ended December 31, 2013 and 2012 includes litigation settlement expense of $1.0 million and $1.3 million, respectively.

	As of and for the Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations:
Revenues	$107,294	$171,418	$87,755	$49,940	$40,235
Income (loss) from operations	$(428,834)	$78,512	$18,764	$(153,528)	$(631)
Net income (loss) attributable to Common Stockholders	$(473,980)	$36,529	$39,964	$(160,868)	$(1,764)
Net income (loss) attributable to Common Stockholders per share:
Basic	$(6.11)	$0.58	$0.66	$(2.53)	$(0.03)
Diluted	$(6.11)	$0.55	$0.63	$(2.53)	$(0.03)
Weighted average shares of common stock outstanding
Basic	77,512	63,271	60,220	63,538	63,004
Diluted	77,512	66,493	63,618	63,538	63,004
Consolidated Balance Sheets:
Property, plant and equipment, net	$328,934	$692,300	$517,513	$256,251	$285,740
Total assets	$430,868	$775,794	$589,935	$290,068	$334,503
Long-term liabilities	$527,085	$370,480	$325,802	$106,020	$39,438
Total stockholders’ (deficit) equity	$(120,185)	$350,286	$210,029	$126,536	$235,194

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with the audited financial statements of Gastar Exploration Inc. and its subsidiaries as of the years ended December 31, 2015 and for the three years in the period ended December 31, 2015 together with the notes thereto included elsewhere in this Form 10-K.

Overview

We are an independent energy company engaged in the exploration, development and production of oil, condensate, natural gas and NGLs in the U.S. Our principal business activities include the identification, acquisition, and subsequent exploration and development of oil and natural gas properties with an emphasis on unconventional reserves, such as shale resource plays. In Oklahoma, Gastar is developing the primarily oil-bearing reservoirs of the Hunton Limestone horizontal oil play and is testing other prospective formations on the same acreage, including the Meramec Shale and the Woodford Shale, which is commonly referred to as the STACK Play, and emerging prospective plays in the shallow Oswego formation and in the Osage formation, a deeper bench of the Mississippi Lime located below the Meramec. In West Virginia, we have developed liquids-rich natural gas in the Marcellus Shale and have drilled and completed two successful dry gas Utica Shale/Point Pleasant wells on our acreage.  On February 19, 2016, we entered into an agreement to sell substantially all of our assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for $80.0 million, subject to certain adjustments and customary closing conditions, including obtaining certain required lessor consents to assign.  The transaction is expected to close on or before March 31, 2016, with an effective date of January 1, 2016. We completed the sale of substantially all of our East Texas assets in 2013.

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

All of our current operational activities are conducted in the U.S. As of December 31, 2015, our major assets consist of approximately 56,300 gross (36,900 net) acres in the Appalachian Basin in West Virginia and southwestern Pennsylvania and approximately 184,900 gross (110,700 net) acres in the Mid-Continent area of the U.S. in the state of Oklahoma. During the past three years, we spent approximately $777.2 million in property acquisitions, acreage, seismic, capitalized interest, drilling advances, reserve acquisition and exploratory and development drilling on this acreage. We attained positive net income during 2014 primarily due to the recognition of a gain of $23.9 million for the change in mark to market of commodity derivatives contracts held at December 31, 2014 and an $8.6 million net arbitration settlement benefit, and during 2013 primarily due to the recognition of a gain on acquisition of assets at fair value, net of taxes, of $27.7 million and the related income tax benefit for acquisition of $16.0 million, but there can be no assurance that operating income and net earnings will be achieved in future periods. As we continue the exploitation and development drilling in the Mid-Continent, we expect to show improvement in our operating results.

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

Like other oil and natural gas exploration and production companies, we face natural production declines. As initial reservoir pressures are depleted, oil, condensate, natural gas and NGLs production from a given well will decrease. Thus, an oil and natural gas exploration and production company depletes part of its asset base with each unit of oil, condensate, natural gas and NGLs that it produces. We attempt to overcome this natural decline by adding reserves in excess of what we produce through successful drilling or acquisition. Our future growth will depend on our ability to continue to add reserves in excess of our production. We will maintain our focus on adding reserves through drilling, while placing a clear priority on lowering our cost of replacing reserves.  Consistent with our stated strategies, we will emphasize maintaining a high-quality inventory of drilling locations, while also focusing on improving our capital and cost efficiency.

2015 Highlights

Mid-Continent Horizontal Oil Play. At December 31, 2015, we held leases covering approximately 184,900 gross (110,700 net) acres in the Mid-Continent horizontal oil play and completed 14 gross (13.8 net) operated wells and 10 gross (6.6 net) non-operated wells, which we subsequently assumed operatorship of upon closing of the Husky Acquisition.  On December 16, 2015, we completed the Husky Acquisition of additional interests in the AMI from our AMI co-participant including working and net revenue interests in 103 gross (10.2 net) producing wells and approximately 15,700 net developed and undeveloped acres in Kingfisher and Garfield Counties, Oklahoma and assumed operatorship of the acquired wells.  At December 31, 2015, our proved reserves attributable to our Mid-Continent acreage were approximately 41.1 MMBoe. Mid-Continent proved reserves represented approximately 73% of our total proved reserves and approximately 94% of our pre-tax PV-10 value at December 31, 2015. Oil, condensate and NGLs reserves comprised approximately 78% of the total Mid-Continent proved reserves at year end 2015.

Utica Shale/Point Pleasant Drilling Program. At December 31, 2015, we held leases covering approximately 25,600 gross (10,300 net) acres in the Marcellus Shale that have Utica Shale/Point Pleasant potential. During 2015, we completed our second Utica Shale well, the Blake U-7H, which was drilled to a total vertical depth of 11,100 feet with an approximate 6,600 foot lateral. Our working interest in the Blake U-7H is 50% (net revenue interest 41.1%).  Due to the continued low price environment in the Appalachian Basin, we suspended our drilling operations during 2015 and engaged a third-party to market certain Marcellus Shale and Utica Shale/Point Pleasant acreage, primarily located in Marshall and Wetzel Counties, West Virginia, including producing wells. At December 31, 2015, our proved reserves attributable to the Utica Shale acreage were approximately 7.1 Bcf of natural gas. Utica Shale proved reserves represented approximately 2% of our total proved reserves at December 31, 2015.  On February 19, 2016, we entered into an agreement to sell substantially all of our assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for $80.0 million, subject to certain adjustments and customary closing conditions, including obtaining certain required lessor consents to assign.  The transaction is expected to close on or before March 1, 2016 with an effective date of January 1, 2016.

Marcellus Shale Drilling Program. During the year ended December 31, 2015, we completed seven gross (3.5 net) operated wells in Marshall County, West Virginia, under the Atinum Participation Agreement.  At December 31, 2015, we had 74 gross (37.0 net) operated wells on production in Marshall County, West Virginia.  Due to the continued low price environment in the Appalachian Basin, we suspended our drilling operations during 2015 and engaged a third-party to market certain Marcellus Shale and Utica Shale/Point Pleasant acreage, primarily located in Marshall and Wetzel Counties, West Virginia, including producing wells. At December 31, 2015, our proved reserves attributable to our Marcellus Shale acreage were approximately 13.6 MMBoe. Marcellus Shale proved reserves represented approximately 24% of our total proved reserves and approximately 6% of our pre-tax PV-10 value at December 31, 2015. Oil, condensate and NGLs reserves comprised approximately 43% of the total Marcellus Shale proved reserves at year end 2015.  On February 19, 2016, we entered into an agreement to sell substantially all of our assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for $80.0 million, subject to certain adjustments and customary closing conditions, including obtaining certain required lessor consents to assign.  The transaction is expected to close on or before March 1, 2016 with an effective date of January 1, 2016.

Financial Highlights

Our consolidated financial statements reflect total revenue of $107.3 million on total volumes of 4.9 MMBoe for the year ended December 31, 2015. Our operating loss for the year ended December 31, 2015 was $428.8 million and included impairment of oil and natural gas properties of $426.9 million and depreciation, depletion and amortization expense of $62.9 million.

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

The following table provides a summary of our revenues, production and operating expenses for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per unit amounts)
Revenues:
Oil and condensate	$58,668	$82,820	$36,480
Natural gas	16,901	47,647	40,416
NGLs	7,136	21,382	15,611
Gain (loss) on commodity derivatives contracts	24,589	19,569	(4,752)
Total revenues	$107,294	$171,418	$87,755

Production:
Oil and condensate (MBbl)	1,425	975	515
Natural gas (MMcf)	13,759	11,598	13,366
NGLs (MBbl)	1,213	801	494
Total production (MBoe)	4,931	3,708	3,236

Oil and condensate (MBbl/d)	3.9	2.7	1.4
Natural gas (MMcf/d)	37.7	31.8	36.6
NGLs (MBbl/d)	3.3	2.2	1.4
Total daily production (MBoe/d)	13.5	10.2	8.9

Average sales price per unit(1):
Oil and condensate per Bbl, excluding impact of hedging activities	$41.17	$84.98	$70.91
Oil and condensate per Bbl, including impact of hedging activities(2)	$46.86	$83.86	$71.04
Natural gas per Mcf, excluding impact of hedging activities	$1.23	$4.11	$3.02
Natural gas per Mcf, including impact of hedging activities(2)	$1.81	$3.84	$3.43
NGLs per Bbl, excluding impact of hedging activities	$5.89	$26.71	$31.59
NGLs per Bbl, including impact of hedging activities(2)	$14.42	$26.53	$31.13
Average sales price per Boe, excluding impact of hedging activities	$16.77	$40.95	$28.58
Average sales price per Boe, including impact of hedging activities(2)	$22.14	$39.78	$30.20

Selected operating expenses (in thousands):
Production taxes(3)	$2,877	$6,733	$4,651
Lease operating expenses(3)	$23,728	$19,323	$9,456
Transportation, treating and gathering(3)	$2,187	$3,679	$4,006
Depreciation, depletion and amortization	$62,887	$46,180	$32,449
Impairment of natural gas and oil properties	$426,878	$—	$—
General and administrative expenses(4)	$17,069	$16,485	$16,961

Selected operating expenses per Boe:
Production taxes(3)	$0.58	$1.82	$1.44
Lease operating expenses(3)	$4.81	$5.21	$2.92
Transportation, treating and gathering(3)	$0.44	$0.99	$1.24
Depreciation, depletion and amortization	$12.75	$12.45	$10.02
General and administrative expenses(4)	$3.46	$4.45	$5.24
Production costs(5)	$4.98	$6.00	$4.05

(1)

The year ended December 31, 2014 includes the benefit of a non-recurring revenue adjustment related to an arbitration settlement. Excluding the arbitration settlement adjustment impact, average sales prices would have been as follows:

For the Year Ended December 31, 2014
Average sales price per unit:
Oil and condensate per Bbl, excluding impact of hedging activities	$81.75
Oil and condensate per Bbl, including impact of hedging activities(2)	$80.63
Natural gas per Mcf, excluding impact of hedging activities	$3.41
Natural gas per Mcf, including impact of hedging activities(2)	$3.14
NGLs per Bbl, excluding impact of hedging activities	$27.55
NGLs per Bbl, including impact of hedging activities(2)	$27.37
Average sales price per Boe, excluding impact of hedging activities	$38.09
Average sales price per Boe, including impact of hedging activities(2)	$36.92

(2)	The impact of hedging includes the gain (loss) on commodity derivative contracts settled during the periods presented.
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

(4)

General and administrative expenses include non-recurring costs related to acquisitions, employee severance costs and corporate migration of $1.4 million, $263,000 and $4.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Excluding such costs, general and administrative expenses per Boe would have been $3.18, $4.37 and $3.95 for each respective year.

(5)

Production costs include lease operating expenses, insurance, gathering and workover expense and excludes ad valorem and severance taxes. Excluding the arbitration settlement adjustment impact, production costs for the year ended December 31, 2014 would have been as follows:

For the Year Ended December 31, 2014
Selected operating expenses per Boe:
Production costs	$5.62

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) were $82.7 million for the year ended December 31, 2015, down 46% from $151.8 million for the year ended December 31, 2014. The decrease in revenues was the result of a 59% decrease in weighted average realized prices partially offset by a 33% increase in production. In addition to overall adverse commodity price conditions, we continued to be impacted by significant negative natural gas basis differentials in the Appalachian Basin and weakened NGLs pricing due to excess supply.  Excluding the benefit of a one-time revenue adjustment of $10.6 million related to an arbitration settlement for the year ended December 31, 2014, weighted average Boe realized prices decreased 56% for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Average daily production on an equivalent basis was 13.5 MBoe/d for the year ended December 31, 2015 compared to 10.2 MBoe/d for the same period in 2014.  For the year ended December 31, 2015, production in the Mid-Continent averaged 6.0 MBoe/d compared to 2014 production of 4.4 MBoe/d, a 36% increase.  The increase in Mid-Continent production is primarily due to additional production from 26 gross (21.6 net) wells brought online during 2015. For the year ended December 31, 2015, production in the Appalachian Basin averaged 7.5 MBoe/d compared to 2014 production of 5.8 MBoe/d, a 30% increase. The increase in Appalachian Basin production was due to seven gross (3.5 net) new Marcellus wells and one gross (0.5 net) Utica Shale well coming online coupled with full-year production from the Simms U-5H.  Appalachian Basin production for the year ended December 31, 2015 includes 1.0 MBoe/d of Utica Shale production compared to 0.3 MBoe/d for the year ended December 31, 2014. Total oil, condensate and NGLs production represented approximately 53% of our total production for the year ended December 31, 2015 compared to 48% of total production for the year ended December 31, 2014.

Oil and condensate revenues represented approximately 71% of our total oil, condensate, natural gas and NGLs revenues for the year ended December 31, 2015 compared to 55% for the year ended December 31, 2014.  Liquids revenues (oil, condensate and NGLs) represented approximately 80% of our total oil, condensate, natural gas and NGLs revenues for the year ended December 31, 2015 compared to approximately 69% for the year ended December 31, 2014.  Excluding a one-time adjustment related to an arbitration settlement, liquids revenues represented approximately 72% of our total oil, condensate, natural gas and NGLs revenues for the year ended December 31, 2014.  We are focusing our 2016 drilling activity in the Mid-Continent oil play due to continued weakened natural gas and NGLs prices and our proposed Appalachian Basin Sale, and as such, expect our liquids revenues to continue to increase as a percentage of total oil, condensate, natural gas and NGLs revenues in 2016.  Our average realized sales price per Boe in the Appalachian Basin, excluding the impact of hedging activities and the one-time adjustment related to an arbitration settlement in 2014, was $4.99 per Boe for the year ended December 31, 2015 compared to $22.87 per Boe for the year ended December 31, 2014.  On February 19, 2016, we entered into an agreement to sell substantially all of our assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for $80.0 million, subject to certain adjustments and customary closing conditions, including obtaining certain required lessor consents to assign.  The transaction is expected to close on or before March 31, 2016 with an effective date of January 1, 2016.

During the year ended December 31, 2015, we had commodity derivative contracts covering approximately 34% of our oil and condensate production. The impact of oil commodity derivative contracts settled during the year on oil and condensate sales was an increase in oil and condensate revenues of $8.1 million resulting in an increase in total price realized from $41.17 per Bbl to $46.86 per Bbl. The gain on oil and condensate commodity derivatives contracts settled during the year includes a loss of $43,000 for amortization of prepaid premiums and a loss of $585,000 related to deferred put premiums.  Excluding the non-cash amortization and deferred put premiums, the impact of hedging on oil and condensate sales was an increase in revenues of $8.7 million. During the year ended December 31, 2014, excluding the impact of a one-time revenue adjustment related to an arbitration settlement, the impact of hedging contracts settled during the year for oil and condensate sales was a decrease of $1.1 million in oil and condensate revenues resulting in a decrease in total price realized from $81.75 per Bbl to $80.63 per Bbl. The 2014 hedge impact included a loss of $36,000 of non-cash amortization of prepaid premiums and payment of deferred put premiums of $72,000.  For both periods, we designated 50% of our current crude hedges as price protection for our NGLs production.

During the year ended December 31, 2015, we had commodity derivative contracts covering approximately 65% of our natural gas production, which resulted in a gain on natural gas commodity derivatives contracts settled during the year of $8.0 million and an increase in total price realized from $1.23 per Mcf to $1.81 per Mcf.  The gain on commodity derivatives contracts settled during the year includes a gain of $50,000 for amortization of prepaid premiums and deferred put premiums.  Excluding the non-cash amortization and deferred put premiums, the impact of hedging on natural gas sales was an increase in revenues of $7.8 million of NYMEX hedge gains and $216,000 of basis gains. During the year ended December 31, 2014, the impact of hedging contracts settled during the year on natural gas sales was a decrease of $3.1 million in natural gas revenues resulting in a decrease in total price realized from $4.11 per Mcf to $3.84 per Mcf. The 2014 hedge impact included a loss of $317,000 for amortization of prepaid premiums.  Excluding the impact of a one-time revenue adjustment related to an arbitration settlement during the year ended December 31, 2014, the total price realized for natural gas including the loss on natural gas commodity derivatives contracts settled during the year ended December 31, 2014 would have decreased from $3.41 per Mcf to $3.14 per Mcf.

During the year ended December 31, 2015, we had commodity derivative hedge contracts covering approximately 53% of our NGLs production. The impact of hedging on NGLs sales during the year ended December 31, 2015 was an increase of $10.4 million in NGLs revenues resulting in an increase in total price realized from $5.89 per Bbl to $14.42 per Bbl.  The NGLs commodity derivatives contracts settled during the year include a loss of $43,000 for amortization of prepaid premiums and a loss of $585,000 related to deferred put premiums.  Excluding the non-cash amortization and deferred put premiums, the impact of hedging on NGLs sales was an increase in revenues of $11.0 million.  During the year ended December 31, 2014, excluding the impact of a one-time revenue adjustment related to an arbitration settlement, the impact of hedging contracts settled during the year for NGLs sales was a decrease of $143,000 in NGLs revenues resulting in a decrease in total price realized from $27.55 per Bbl to $27.37 per Bbl. The 2014 hedge impact included a loss of $36,000 for non-cash amortization of prepaid premiums and payment of deferred put premiums of $72,000.

Losses related to the change in mark to market value for outstanding commodity derivatives contracts for the year ended December 31, 2015 were $1.9 million compared to gains of $23.9 million for the year ended December 31, 2014. The significant change in the mark to market value is primarily the result of lower future commodity hedge prices and changes in hedge contracts during the period compared to the prior year.

Production taxes. We reported production taxes of approximately $2.9 million for the year ended December 31, 2015, down from $6.7 million for the year ended December 31, 2014.  Production taxes for the year ended December 31, 2014 include $584,000 of additional production taxes attributed to a one-time revenue adjustment resulting from an arbitration settlement. Excluding the non-recurring adjustment, the decrease in production taxes primarily resulted from lower commodity prices related to our Marcellus Shale properties.  Production taxes for the years ended December 31, 2015 and 2014 were approximately 3.5% and 4.4%, respectively, of oil, condensate, natural gas and NGLs revenues.  The decrease in the production tax as a percentage of revenues is primarily the result of an increase in Mid-Continent revenues that benefit from an initial four-year production tax abatement reducing the rate from 7% to 1% on new horizontal wells drilled.  Effective July 1, 2015, the production tax abatement on new horizontal wells drilled was reduced to an initial three-year production abatement period and the rate was reduced from 7% to 2%.

Lease operating expenses. We reported lease operating expenses (“LOE”) of $23.7 million for the year ended December 31, 2015, up from $19.3 million for the year ended December 31, 2014.  Our total LOE was $4.81 per Boe for the year ended December 31, 2015, down 8% from $5.21 per Boe for the same period in 2014.  Excluding $185,000 of a one-time reduction to LOE related to an arbitration settlement, our total LOE would have been $5.26 per Boe for the year ended December 31, 2014.   The increase in our LOE was primarily due to a $3.7 million increase in one-time workover expense for production enhancing workovers completed on certain WEHLU wells, a $597,000 increase in ad valorem taxes and a $547,000 increase in insurance costs partially offset by a $433,000 decrease in controllable LOE. Excluding workover expense, LOE per Boe for the year ended December 31, 2015 would have been $3.94 compared to $5.04 per Boe for the year ended December 31, 2014. A summary of LOE by area is as follows:

	Lease Operating Expense For the Year Ended December 31, 2015		Lease Operating Expense For the Year Ended December 31, 2014		% Change
	(in thousands)	($ per Boe)	(in thousands)	($ per Boe)	of $ per Boe
Mid-Continent	$19,270	$8.85	$15,112	$9.48	(7)%
Appalachian Basin	4,458	$1.62	4,211	$1.99	(19)%
Total	$23,728	$4.81	$19,323	$5.21	(8)%

The 7% and 19% decreases from December 31, 2014 to December 31, 2015 in LOE per Boe for the Mid-Continent and Appalachian Basin, respectively, is the result of increased production from new wells drilled.

Transportation, treating and gathering. We reported transportation expenses of $2.2 million for the year ended December 31, 2015, down from $3.7 million for the year ended December 31, 2014. The year ended December 31, 2014 includes $1.6 million of expense attributed to a one-time adjustment related to an arbitration settlement. Excluding the one-time adjustment,  transportation expense for the year ended December 31, 2014 would have been $2.1 million.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) was $62.9 million for the year ended December 31, 2015, up from $46.2 million for the year ended December 31, 2014.  The increase in DD&A expense was the result of a 33% increase in total production volumes coupled with a 2% increase in the DD&A rate per Boe.  The DD&A rate for the year ended December 31, 2015 was $12.75 per Boe, as compared to $12.45 per Boe for the same period in 2014. The increase in the DD&A rate per Boe is primarily due to higher cost liquids-focused drilling resulting in an increase in our total liquids production as a percentage of total production for the year ended December 31, 2015 compared to the year ended December 31, 2014 and the additional allocation of $14.4 million of undeveloped Marcellus acreage costs from unproved to proved properties based on reduced drilling activity.  Liquids production represented approximately 53% of total production for the year ended December 31, 2015 compared to 48% of total production for the year ended December 31, 2014.

Impairment of oil and natural gas properties.  We reported an impairment of oil and natural gas properties of $426.9 million for the year ended December 31, 2015.  The impairment is the result of a 40% decline in the 12-month average natural gas price and a 47% decline in the 12-month average oil price used in the calculation of our full cost ceiling test at December 31, 2015 compared to December 31, 2014.  At December 31, 2015, our ceiling test impairment calculation was based on SEC pricing of $2.59 per MMBtu of Henry Hub spot natural gas and $50.28 per barrel of West Texas Intermediate spot oil which compares to the trailing 12-month unweighted average commodity prices subsequent to quarter end as of February 1, 2016 pricing of $2.50 per MMBtu of Henry Hub spot natural gas and $47.54 per barrel of West Texas Intermediate spot oil.  The benchmark 12-month average price applicable to first quarter 2016 proved reserves under SEC rules decreased to $46.26 per barrel for crude oil and $2.40 per Mcf for natural gas.  If such pricing was used in applying the Company’s December 31, 2015 ceiling test for impairment, the Company estimates its impairment charge for the quarter ended December 31, 2015 would have increased by approximately $52.0 million.

General and administrative expenses. We reported general and administrative expenses of approximately $17.1 million for the year ended December 31, 2015 compared to $16.5 million for the year ended December 31, 2014. Non-cash stock-based compensation expense, which is included in general and administrative expenses, was $5.0 million and $4.9 million for the years ended December 31, 2015 and 2014, respectively. Excluding stock-based compensation expense, general and administrative expense increased $493,000 to $12.1 million for the year ended December 31, 2015 compared to $11.6 million for the year ended December 31, 2014. This increase is primarily due to acquisition costs of $1.1 million and employee severance costs of $310,000 partially offset by lower bonus expense.

Interest expense. We reported interest expense of $30.7 million for the year ended December 31, 2015 compared to $27.6 million for the year ended December 31, 2014. Interest expense excludes $3.9 million and $4.3 million of capitalized interest in 2015 and 2014, respectively, which related to capital expenditures for undeveloped projects in the Appalachian Basin and the Mid-Continent.  Excluding capitalized interest, interest expense increased $2.6 million from December 31, 2014 to December 31, 2015 due to higher outstanding debt balances under the Revolving Credit Facility.

Dividends on Preferred Stock. We reported dividends on preferred stock of $14.5 million and $14.4 million for the years ended December 31, 2015 and 2014, respectively.  The Series A Preferred Stock had a stated value and liquidation preference of approximately $101.1 million at December 31, 2015 and 2014, respectively, and carries a cumulative dividend rate of 8.625% per annum.  Dividends on the Series A Preferred Stock were $8.7 million for the years ended December 31, 2015 and 2014, respectively.  The Series B Preferred Stock, issued during November 2013, had a stated value and liquidation preference of $53.5 million at December 31, 2015 and 2014, respectively, and carries a cumulative dividend rate of 10.75% per annum.  Dividends on the Series B Preferred Stock were $5.8 million for the years ended December 31, 2015 and 2014.  Based on the number of shares of Series A Preferred Stock and Series B Preferred Stock outstanding at December 31, 2015, our future stated preferred dividend expense is approximately $3.6 million per quarter, which is subject to being declared and paid monthly.

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) were $151.8 million for the year ended December 31, 2014, up 64% from $92.5 million for the year ended December 31, 2013. The increase in revenues was the result of a 43% increase in weighted average realized prices coupled with a 15% increase in production. Average daily production on an equivalent basis was 10.2 MBoe/d for the year ended December 31, 2014 compared to 8.9 MBoe/d for the same period in 2013. During 2014, production in the Appalachian Basin averaged 5.8 MBoe/d compared to 2013 production of 6.5 MBoe/d, an 11% decrease. The decrease in Appalachian Basin production was due to new Marcellus wells not being added until late December 2014 coupled with one Utica Shale well being placed on production in late August 2014. Appalachian Basin production for the year ended December 31, 2014 includes 0.3 MBoe/d of Utica Shale production. For the year ended December 31, 2014, production in the Mid-Continent averaged 4.4 MBoe/d compared to 2013 production of 1.1 MBoe/d. Total company oil, condensate and NGLs production represented approximately 48% of total production for the year ended December 31, 2014 compared to 31% of total production for the year ended December 31, 2013.

Liquids revenues (oil, condensate and NGLs) represented approximately 69% of our total oil, condensate, natural gas and NGLs revenues for the year ended December 31, 2014 compared to approximately 56% for the year ended December 31, 2013. We are continuing to focus our drilling activity in the Mid-Continent oil play and the liquids-rich portions of the Marcellus Shale.

During the year ended December 31, 2014, we had commodity derivative hedge contracts covering approximately 48% of our oil and condensate production. The impact of oil commodity derivative contracts settled during the year for oil and condensate sales was a decrease of $1.1 million in oil and condensate revenues resulting in a decrease in total price realized from $84.98 per Bbl to $83.86 per Bbl. The losses on oil and condensate commodity derivatives contracts settled during the year include a loss of $36,000 for amortization of prepaid premiums. Excluding the non-cash amortization, the impact of hedging on oil and condensate sales was a decrease in revenues of $1.1 million, which was comprised of $981,000 of NYMEX hedge losses and the payment of $72,000 of deferred put premiums. During the year ended December 31, 2013, the impact of hedging contracts settled during the year for oil and condensate sales was an increase of $69,000 in oil and condensate revenues resulting in an increase in total price realized from $70.91 per Bbl to $71.04 per Bbl. The 2013 hedge impact included a loss of $2,000 of non-cash amortization of prepaid premiums and payment of deferred put premiums of $83,000. We designated 50% of our crude hedges as price protection for our NGLs production.

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

Lease operating expenses. We reported LOE of $19.3 million for the year ended December 31, 2014, up from $9.5 million for the year ended December 31, 2013. Our LOE was $5.21 per Boe for the year ended December 31, 2014, up 78% from $2.92 per Boe for the same period in 2013. This increase in our LOE was primarily due to a $9.7 million increase in our direct controllable LOE and workover expense due to a full year impact of 2013 acquisition wells plus new wells drilled, combined with higher overall costs associated with producing oil versus natural gas and a $403,000 increase in ad valorem taxes. The year ended December 31, 2014 also includes approximately $350,000 of LOE costs associated with pump repair and scale removal. Excluding $185,000 of a one-time reduction to LOE related to an arbitration settlement and non-recurring workover expense and other non-recurring costs, our LOE would have been $18.5 million or $5.00 per Boe for the year ended December 31, 2014, compared to $9.2 million or $2.83 per Boe for the same period in 2013. A summary of LOE by area is as follows:

	Lease Operating Expense For the Year Ended December 31, 2014		Lease Operating Expense For the Year Ended December 31, 2013		% Change
	(in thousands)	($ per Boe)	(in thousands)	($ per Boe)	of $ per Boe
Mid-Continent	$15,112	$9.48	$4,018	$10.17	(7)%
Appalachian Basin	4,211	$1.99	3,181	$1.33	50%
East Texas and other	—	$—	2,257	$4.95	(100)%
Total	$19,323	$5.21	$9,456	$2.92	78%

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

Depreciation, depletion and amortization.  DD&A was $46.2 million for the year ended December 31, 2014, up from $32.4 million for the year ended December 31, 2013. The increase in DD&A expense was the result of a 15% increase in total production volumes attributable to increased Mid-Continent production coupled with a 24% increase in the DD&A rate per Boe. The DD&A rate for the year ended December 31, 2014 was $12.45 per Boe, as compared to $10.02 per Boe for the same period in 2013. The increase in the DD&A rate per Boe is primarily due to full-year impact of 2013 higher cost liquids-focused acquisitions and drilling resulting in an increase in our total liquids production as a percentage of total production for the year ended December 31, 2014 compared to the year ended December 31, 2013. Liquids production represented approximately 48% of total production for the year ended December 31, 2014 compared to 31% of total production for the year ended December 31, 2013. While we did not recognize an impairment charge to oil and natural gas properties in the two years ended December 31, 2014 and 2013, absent significant price increases, the sustained lower oil and natural gas prices experienced in the second half of 2014 and the current year will continue to impact our proved reserves and PV-10 adversely as the prices used for such estimates under SEC rules are based on the trailing 12-month unweighted average prices, which were substantially higher at December 31, 2014 than current oil and natural gas prices.

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

Litigation settlement expense. We reported litigation settlement expense of $1.0 million for the twelve months ended December 31, 2013 resulting from our settlement with Chesapeake Energy Corporation in June 2013 compared to no litigation settlement expense in 2014.

Gain on acquisition of assets at fair value. We reported a bargain purchase gain of $27.7 million, net of income tax expense of $16.0 million, for the year ended December 31, 2013 for the acquisition of the Chesapeake Assets (as defined herein). Our preliminary assessment of the fair value of the Chesapeake Assets resulted in a fair market valuation of $113.1 million. As a result of incorporating the valuation information into the purchase price allocation, a bargain purchase gain of $27.7 million was recognized, net of income tax. The bargain purchase gain was primarily attributable to the non-strategic nature of the divestiture to the seller, coupled with favorable economic trends in the industry and the geographic region in which the Chesapeake Assets are located.

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

Liquidity and Capital Resources

Overview. Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities, possible asset sales and  capital markets transactions, to the extent available on favorable terms.  We believe that our current cash position, funds from operating cash flows and expected proceeds from our Appalachian Basin Sale and other divestitures should be sufficient to meet our cash requirements for at least 2016.    We continually evaluate our capital needs and compare them to our capital resources and ability to raise funds in the financial markets. We have the ability to adjust capital expenditures in response to changes in oil, condensate, natural gas and NGLs prices, drilling results, liquidity and cash flow.  Current market conditions may put limitations on our ability to issue new debt or equity securities in the public or private markets. The ability of oil and natural gas companies to access the equity and high yield debt markets has been significantly limited since the decline in commodity prices throughout 2015 and into 2016.

For the year ended December 31, 2015, we reported cash flows provided by operating activities of $51.3 million. We reported net cash used in investing activities of $150.5 million for the year ended December 31, 2015, primarily for the development and purchase of oil and natural gas properties. For the year ended December 31, 2015, we reported net cash provided by financing activities of $138.3 million, consisting primarily of $155.0 million of net borrowings under the Revolving Credit Facility partially offset by $14.5 million of dividends paid on preferred stock and $1.5 million of tax withholding payments related to restricted stock and PBU vestings during the period.  As a result of these activities, our cash and cash equivalents balance increased by $39.1 million, resulting in a December 31, 2015 balance of cash and cash equivalents of $50.1 million. Net cash provided by operating activities decreased $13.1 million from 2014 primarily due to decreased oil, condensate, natural gas and NGLs revenues in 2015 resulting from a 59% decrease in weighted average realized prices on a Boe basis.  Cash flow used in investing activities decreased $64.3 million from 2014 to 2015 primarily due to decreased drilling activity and proceeds from the sale of Mid-Continent properties offset by 2015 acquisition costs.

At December 31, 2015, we had a net working capital surplus of approximately $61.0 million. At December 31, 2015, we had no availability under the Revolving Credit Facility.  In January 2016, we repaid $10.0 million of borrowings outstanding under our Revolving Credit Facility thus reducing our borrowings outstanding to $190.0 million to ensure compliance with certain credit provisions allowing us to continue to pay preferred dividends in early 2016.  In conjunction with our March 9, 2016 amendment to our Revolving Credit Facility, we were required to reduce our borrowings to $180.0 million.  This $10.0 million debt reduction payment was funded from existing cash balances.  As of March 9, 2016, our cash balance was $28.8 million and we had $180.0 million in borrowings outstanding and no additional availability under our Revolving Credit Facility.  In addition, upon the earlier to occur of the closing of the Appalachian Basin Sale or April 10, 2016, the borrowing base will be automatically reduced to $100.0 million and borrowings in excess of such amount must be immediately repaid.  We expect that proceeds for the Appalachian Basin Sale will be approximately $80.0 million and will be used to reduce borrowings outstanding under our Revolving Credit Facility to achieve compliance with the reduction in the borrowing base.  Additional borrowing base reductions may be required from future property sales.  See Item 1A. “Risk Factors – The Appalachian Basin Sale may not be completed, and we may not receive the consideration expected from such sale to make required debt reduction payments on a timely basis.”

Due to the relatively high level of our indebtedness, we are pursuing or analyzing various alternatives to reduce the level of our long-term debt and lower our future debt obligations, including the application of proceeds from targeted assets sales disclosed elsewhere in this report, followed by possible debt repurchases, exchanges of existing debt securities for new debt securities and exchanges or conversions of existing debt securities for new equity securities, among other options. The choice of particular alternatives that may be undertaken and the outcome of these efforts are highly uncertain and dependent upon a number of factors, including the continuation of persistently volatile and historically depressed oil and gas prices and the market outlook for future prices. One or more of these alternatives could potentially be consummated with the consent of any one or more of our current security holders, or, if necessary, without the consent of holders through a restructuring under a voluntary bankruptcy proceeding. In addition, our debt reduction efforts may prove to be inadequate to fully mitigate the foregoing risks inherent in high levels of debt in a weak commodities price market. Further, should any of these alternatives be successfully concluded, it may adversely affect the trading prices and values of our existing debt and equity securities.

Future capital and other expenditure requirements. Due to uncertainty concerning commodity prices and our 2016 capital resources, Gastar’s Board of Directors has not yet approved a full-year 2016 capital plan.  Our preliminary capital budget for 2016 is approximately $37.0 million, excluding other capitalized costs, which contemplates the drilling and completion of a second operated Meramec well for approximately $5.5 million, $3.5 million for recompletion projects on producing operated Oklahoma wells, $8.0 million for our participation in non-operated STACK Play drilling and $20.0 million for maintaining our current Oklahoma leasehold position.  We plan to fund our 2016 capital budget through existing cash balances, internally generated cash flow from operating activities and possible divestiture of additional assets, or some combination thereof. Our capital expenditures and the scope of our drilling activities may change as a result of several factors, including, but not limited to, changes in oil, condensate, natural gas and NGLs prices, costs of drilling and completion and leasehold acquisitions, drilling results, and changes in the borrowing base under the Revolving Credit Facility. We operate approximately 78% of our budgeted 2016 capital expenditures, and thus, we could reduce a significant portion of 2016 capital expenditures if necessary to better match available capital resources. For more information, see Item 1A. “Risk Factors-Our development operations will require substantial capital expenditures.”

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

To mitigate some of the potential negative impact on cash flows caused by changes in oil, condensate, natural gas and NGLs prices, we have entered into financial commodity costless collars, index swaps, basis and fixed price swaps and put and call options to hedge oil, condensate, natural gas and NGLs price risk. The crude oil fixed price swaps provide price protection for our future oil sales and butane, isobutene and pentanes components of our NGLs production as these heavy components of NGLs have pricing that correlates closely with oil pricing.  Historically, we have designated 50% of our current crude oil hedges as price protection for a portion of our NGLs production.  Commencing in 2016, we are designating 15% of our crude oil hedges as price protection for a portion of our NGLs production to better match NGLs production subsequent to the sale of our Appalachian Basin assets.

As of December 31, 2015, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume (1)	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in Bbls)
2016	Costless three-way collar	275	100,650	$85.00	$65.00	$95.10	$96.50
2016	Costless three-way collar	330	120,780	$80.00	$65.00	$97.35	$97.80
2016	Costless three-way collar	450	164,700	$57.50	$42.50	$80.00	$96.25
2016	Put spread	550	201,300	$85.00	$65.00	$—	$96.50
2016	Put spread	300	109,800	$85.50	$65.50	$—	$97.80
2017	Costless three-way collar	280	102,200	$80.00	$65.00	$97.25	$96.25
2017	Costless three-way collar	242	88,330	$80.00	$60.00	$98.70	$—
2017	Costless three-way collar	200	73,000	$60.00	$42.50	$85.00	$—
2017	Put spread	500	182,500	$82.00	$62.00	$—	$—
2017	Costless three-way collar	200	73,000	$57.50	$42.50	$76.13	$95.10
2018(2)	Put spread	425	103,275	$80.00	$60.00	$—	$97.35

(1)	Crude volumes hedged include oil, condensate and certain components of the Company’s NGLs production.
(2)	For the period January to August 2018.

As of December 31, 2015, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in MMBtu's)
2016(1)	Producer three-way collar	2,500	762,500	$—	$3.00	$2.25	$3.65
2016	Protective spread	2,000	732,000	$4.11	$—	$3.25	$—
2016	Producer three-way collar	2,000	732,000	$—	$4.00	$3.25	$4.58
2016	Producer three-way collar	5,000	1,830,000	$—	$3.40	$2.65	$4.10
2016	Basis swap(2)	2,500	915,000	$(1.10)	$—	$—	$—
2016	Basis swap(2)	2,500	915,000	$(1.02)	$—	$—	$—
2016	Basis swap(2)	2,500	915,000	$(1.00)	$—	$—	$—
2016(3)	Producer three-way collar	7,500	682,500	$—	$3.00	$2.50	$4.00
2016(4)	Producer three-way collar	5,000	1,375,000	$—	$3.00	$2.35	$4.00
2017	Short call	10,000	3,650,000	$—	$—	$—	$4.75
2017	Basis swap(2)	2,500	912,500	$(1.02)	$—	$—	$—
2017	Basis swap(2)	2,500	912,500	$(1.00)	$—	$—	$—
2017	Producer three-way collar	5,000	1,825,000	$—	$3.00	$2.35	$4.00
2018	Basis swap(2)	2,500	912,500	$(1.02)	$—	$—	$—
2018	Basis swap(2)	2,500	912,500	$(1.00)	$—	$—	$—
2018	Producer three-way collar	5,000	1,825,000	$—	$3.00	$2.35	$4.00

(1)	For the period January to October 2016.
(2)	Represents basis swaps at the sales point of TetcoM2 in the Appalachian Basin.
(3)	For the period January to March 2016.
(4)	For the period April to December 2016.

Upon closing of the Appalachian Basin Sale, we anticipate liquidating all of our Tetco M2 basis swaps and a portion of our natural gas hedges to maintain compliance with the Revolving Credit Facility covenant prohibiting volumes hedged exceeding 100% of projected annual production for proved developed producing reserves by product.

As of December 31, 2015, the following NGLs derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price
		(in Bbls)
2016	Fixed price swap	500	183,000	$20.79

For more information, see Item 8. “Financial Statements and Supplementary Data, Note 7. Derivative Instruments and Hedging Activity” included in this Form 10-K.

At December 31, 2015, the estimated fair value of all of our commodity derivative instruments was a net asset of $24.4 million, comprised of current and non-current assets and liabilities. In conjunction with certain derivative hedging activity, we deferred the payment of certain put premiums for the production month period January 2016 through December 2018. At December 31, 2015, we had a current commodity derivative premium payable of $3.2 million and a long-term commodity derivative premium payable of $2.8 million. The put premium liabilities are payable monthly as the hedge production month becomes the prompt production month.

By removing the price volatility from a portion of our oil, condensate, natural gas and NGLs sales for 2016 to 2018, we believe that we have mitigated, but not eliminated, the potential effects of changing prices on a portion of our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, derivative contracts can limit the benefits we could receive from increases in commodity prices. For additional information on the impact of changing commodity prices on our financial position, see Item 7A. “Quantitative and Qualitative Disclosure about Market Risk.” As of December 31, 2015, all of our economic derivative hedge positions were with large financial institutions, which are not known to us to be in default on their derivative positions. Credit support for the majority of our open derivatives at December 31, 2015 is provided under the Revolving Credit Facility through intercreditor agreements. Although we are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above, we do not anticipate non-performance by such counterparties.

ATM Program. We have an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $50.0 million in amounts and at times as we determine from time to time.  Actual issuances, if any, will depend on a variety of factors to be determined by us, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for our company and potential uses of funding available to us.  During the year ended December 31, 2015, we did not issue any shares of common stock under the ATM Program.

Revolving Credit Facility. Our Revolving Credit Facility provides for a maximum amount of $500.0 million, subject to a borrowing base, which, at December 31, 2015, was $200.0 million. At December 31, 2015, we had $200.0 million of borrowings outstanding under our Revolving Credit Facility compared to our December 31, 2014 Revolving Credit Facility balance of $45.0 million.  Borrowing base re-determinations are scheduled semi-annually with the next regularly scheduled re-determination scheduled for August 2016.  However, we and the lenders may each request one additional unscheduled redetermination during any six-month period between scheduled re-determinations.  In January 2016, we repaid $10.0 million of borrowings outstanding under our Revolving Credit Facility, thus reducing our borrowings outstanding to $190.0 million to ensure compliance with certain credit provisions allowing us to continue to pay preferred dividends in early 2016.  In conjunction with our March 9, 2016 amendment to our Revolving Credit Facility, we were required to reduce our borrowings to $180.0 million.  This $10.0 million debt reduction payment was funded from existing cash balances.  As of March 9, 2016, our cash balance was $28.8 million and we had $180.0 million in borrowings outstanding and no additional availability under our Revolving Credit Facility.  In addition, upon the earlier to occur of the closing of the Appalachian Basin Sale or April 10, 2016, the borrowing base will be automatically reduced to $100.0 million and borrowings in excess of such amount must be immediately repaid.  We expect that proceeds for the Appalachian Basin Sale will be approximately $80.0 million and will be used to reduce borrowings outstanding under our Revolving Credit Facility to achieve compliance with the reduction in the borrowing base.   Additional borrowing base reductions may be required from future property sales.  Borrowings under the Revolving Credit Facility bear interest, at our election, at the reference rate or the Eurodollar rate plus an applicable margin. Prior to Amendment No. 8, pursuant to the Revolving Credit Facility, the reference rate is the greater of (i) the rate of interest publicly announced by the administrative agent, (ii) the federal funds rate plus 50 basis points, or (iii) LIBOR plus 1%. The applicable interest rate margin varies from 1.0% to 2.0% in the case of borrowings based on the reference rate and from 2.0% to 3.0% in the case of borrowings based on the LIBOR rate, depending on the utilization percentage in relation to the borrowing base and subject to adjustments based on the Company's leverage ratio.   Amendment No. 8 to the Revolving Credit Facility sets the interest margin at (i) 4.0% per annum for Eurodollar rate borrowings and (ii) 3.0% per annum for borrowings based on the reference rate.  Under the Revolving Credit Facility, we are subject to certain financial covenants, including a senior secured leverage ratio, an interest coverage ratio, a total leverage ratio and a current ratio requirement, as adjusted.

At December 31, 2015, we were not in compliance with the leverage ratio and senior secured leverage ratio under the Revolving Credit Facility.  We have been granted a waiver in regards to such ratio covenants at December 31, 2015, and in conjunction with such waiver, we were in compliance with all financial covenants under the Revolving Credit Facility at December 31, 2015.  In addition, we received certain relief from compliance with our financial covenants through fiscal quarter ended March 31, 2017.  For a more detailed description of the terms of our Revolving Credit Facility, see Note 4, “Long Term Debt – Second Amended and Restated Revolving Credit Facility” of this Form 10-K.

Senior Secured Notes. We have $325.0 million of our Notes outstanding, which are due May 15, 2018. For a more detailed description of the terms of our Notes, see Item 8. “Financial Statements and Supplementary Data, Note 4. Long-Term Debt - Senior Secured Notes” included in this Form 10-K.  At December 31, 2015, we were in compliance with all covenants under the indenture governing the Notes.

Series A Preferred Stock. We pay cumulative dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the aggregate $101.1 million stated value and liquidation preference.  For the year ended December 31, 2015, we recognized dividend expense of $8.7 million for the Series A Preferred Stock.

Series B Preferred Stock. We pay cumulative dividends on the Series B Preferred Stock at a fixed rate of 10.75% per annum of the aggregate $53.5 million stated value and liquidation preference.  For the year ended December 31, 2015, we recognized dividend expense of $5.8 million for the Series B Preferred Stock.

Effective March 9, 2016, our Revolving Credit Facility prohibits the payment of cash dividends on our preferred stock commencing April 2016.  Dividends on the Series A and Series B Preferred Stock will accumulate regardless of whether any such dividends are declared. The Series A Preferred Stock dividend is a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference, or $2.15625 per share outstanding each year, and on the Series B Preferred Stock a fixed rate of 10.75% per annum of the $25.00 per share liquidation preference, or $2.6875 per share outstanding each year.  If the Company fails to pay full cash dividends in four calendar quarters, whether consecutive or non-consecutive, then the fixed rate of Series A and Series B Preferred Stock each increases by 2.00% and the holders, voting as a single class, will have the right to elect up to two directors to the board of directors of the Company.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements. We have no plans to enter into any off balance sheet arrangements in the foreseeable future.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2015:

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	Thereafter
	(in thousands)
Long-term debt(1)	$525,000	$—	$200,000	$325,000	$—	$—	$—
Interest on long-term debt(2)	80,784	35,641	34,669	10,474	—	—	—
Deferred put premiums(3)	5,982	3,194	1,819	969	—	—	—
Office space leases(4)	941	598	182	161	—	—	—
Office equipment leases	76	32	29	15	—	—	—
Compressors	30	30	—	—	—	—	—
Total contractual obligations	$612,813	$39,495	$236,699	$336,619	$—	$—	$—

(1)	For a discussion of the Revolving Credit Facility and the Notes, see Item 8. “Financial Statements and Supplementary Data, Note 4. Long-Term Debt” included in this Form 10-K.
(2)

Interest payments have been calculated by applying the weighted average interest rate of 8.625% at December 31, 2015 to the outstanding Notes balance of $325.0 million at December 31, 2015 and by applying the weighted average interest rate of 3.81% at December 31, 2015 to the outstanding Revolving Credit Facility balance of $200.0 million at December 31, 2015.

(3)

In conjunction with certain crude commodity derivatives contracts, we deferred the payment of certain put premiums for the period January 2016 to December 2018. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.

(4)	Our Houston office lease obligation expires September 30, 2016, our West Virginia office lease expires on December 31, 2018 and our Oklahoma office lease expires on October 31, 2018.

We maintain a liability for costs associated with the retirement of tangible long-lived assets. At December 31, 2015, our reserve for these obligations totaled $6.1 million for which no contractual commitment exists.  Upon closing of the sale of our Appalachian Basin assets, we will reduce our asset retirement obligations by approximately $934,000.  Information about this liability is set forth in Item 8. “Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies – Asset Retirement Obligation” included in this Form 10-K.

We have employment agreements with our Chief Executive Officer and Chief Financial Officer which obligate us to pay a specified level of salary, target bonus and certain other payments and reimbursements to them during their employment and in the event of termination or change of control. The employment agreement with our Chief Operating Officer terminated upon his retirement on February 1, 2016.  Information about such payments is set forth in Item 11. “Executive Compensation” of this Form 10-K.

Commitments

During December 2010, we, along with Atinum, entered into a gas purchase agreement with SEI with respect to our Marshall County, West Virginia production. The initial term of the gas purchase agreement was five years with the option to extend the term of the gas purchase agreement for an additional five year period. Our Marshall County, West Virginia production is dedicated to SEI for the term of the gas purchase agreement and SEI will purchase all hydrocarbon production. During June 2014, we entered into an agreement to include the dedication of all of our Wetzel County, West Virginia production to SEI in addition to our Marshall County, West Virginia production. All natural gas is transported and processed at either William's 520.0 MMcf/d Fort Beeler processing plant or William's 200.0 MMcf/d Oak Grove processing plant located in Marshall County, West Virginia. In order to secure access to the Williams facilities, we, Atinum and SEI dedicated all hydrocarbons purchased and produced in Marshall County, West Virginia for a term of nine years.  Upon closing of the Appalachian Basin Sale, we will no longer utilize SEI and will have no further obligations under the SEI agreement.

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

At December 31, 2015, the key benchmark base prices utilized were the Henry Hub price of $2.59 per MMBtu for natural gas and a WTI spot price of $50.28 per barrel of oil.  In applying the full cost method at June 30, 2015, September 30, 2015 and December 31, 2015, we performed a ceiling test on the cost center properties whereby the net cost of oil and natural gas properties, net of related deferred income taxes (“net cost”), was limited to the sum of the estimated future net revenues from our proved reserves using the 12-month unweighted arithmetic average of the first-day-of-the-month prices for oil and natural gas held constant, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects and we recorded ceiling impairments of $100.2 million, $182.0 million and $144.7 million, for the second, third and fourth quarters of 2015 respectively, resulting in total impairment of $426.9 million for the year ended December 31, 2015.  In applying the full cost method at December 31, 2014 and 2013, we performed a ceiling test on the cost center properties whereby the net cost of oil and natural gas properties, net of related deferred income taxes (“net cost”), was limited to the sum of the estimated future net revenues from our proved reserves using the 12-month unweighted arithmetic average of the first-day-of-the-month prices for oil and natural gas held constant, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects and we did not record a ceiling impairment for the years ended December 31, 2014 and 2013. The most likely factor to contribute to a ceiling test impairment is the price used to calculate the reserve limitation threshold. A significant reduction in the prices at a future measurement date could trigger a full cost ceiling impairment. A 10% decrease in prices at December 31, 2015 would have resulted in additional ceiling impairment of approximately $64.4 million.  A 10% increase in prices at December 31, 2015 would have reduced our ceiling impairment by approximately $80.2 million.

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

In addition, economic producibility of reserves is dependent on the oil and natural gas prices used in the reserves estimate. We based our December 31, 2015 reserves estimates on a 12-month unweighted average of the first-day-of-the month prices, in accordance with SEC rules. However, oil and natural gas prices are volatile and, as a result, our reserves estimates will change in the future. Despite the inherent imprecision in these engineering estimates, our proved reserve volumes and values are used to calculate depletion and impairment provisions.

Depreciation, Depletion and Amortization

The units-of-production method is used to amortize our oil and natural gas properties. A change in the quantity of reserves could significantly impact our depletion expense. A reduction in proved reserves, without a corresponding reduction in capitalized costs, will increase our depletion rate. A 10% increase in reserves would have decreased our depletion expense for the year ended December 31, 2015 by approximately $1.5 million, while a 10% decrease in reserves would have increased our depletion expense by approximately $1.8 million.

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

At December 31, 2015, we had $92.6 million allocated to unproved property costs, which was comprised primarily of unevaluated acreage costs. The unproven property costs are evaluated by the technical team and management to determine whether the property has potential attributable reserves. Therefore, the assessment made by our technical team and management of the potential reserves will determine whether costs are moved from the unproved category to the full-cost pool for depletion or whether an impairment is taken. A 10% increase or decrease in the unproved property balance would have decreased or increased our impairment by approximately $8.9 million, respectively, for the year ended December 31, 2015.

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

Capitalized Interest

We capitalize interest on assets not being amortized, such as our drilling in progress expenditures and unproven oil and natural gas properties. The methodology for capitalizing interest on general funds begins with a determination of the borrowings applicable to our qualifying assets. The basis of this approach is the assumption that the portion of the interest costs that are capitalized on expenditures during an asset’s acquisition period could have been avoided if the expenditures had not been made. This methodology takes the view that if funds are not required for drilling and unproved property expenditures then they would have been used to pay off other debt. We use our best judgment in determining which borrowings represent the cost of financing the acquisition of the assets. Currently, we capitalize interest on the Notes and the Revolving Credit Facility. The interest to be capitalized for any period is derived by multiplying the average rate of interest times the average qualifying assets during the period. To qualify for interest capitalization, we must continue to make progress on the development of the assets. Capitalized interest was approximately $3.9 million, $4.3 million and $3.3 million for 2015, 2014 and 2013, respectively.

Stock-Based Compensation

We report compensation expense for restricted common stock and performance based units (“PBUs”) granted to officers, directors and employees using the fair value method and recognition provisions of the modified prospective method. Stock-based compensation costs are recorded over the requisite service period, which approximates the vesting period. The fair value of restricted common stock granted is equal to the closing price on the day prior to the grant. The fair value of each PBU grant is estimated on the date of grant using the Monte Carlo simulation valuation model. The total fair value of all awards is expensed using the graded-vesting method, which recognizes compensation costs over the requisite service period for each separately vesting tranche of an award as though the award were, in substance, multiple awards.

The Monte Carlo simulation valuation model requires a variety of inputs, including expected future stock price based on predictive assumptions of volatility, risk free rate, random numbers, the current stock price and forecast period. If any of the assumptions used in the Monte Carlo simulation valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

Recent Accounting Developments

For a discussion on recent accounting developments, see Note 2, “Summary of Significant Accounting Policies – Recent Accounting Developments” of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks including commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we were a party at December 31, 2015 and 2014, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative trading purposes.

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

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our oil, condensate, natural gas and NGLs production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil, condensate, natural gas and NGLs in the region produced. Prices received for oil, condensate, natural gas and NGLs are volatile and unpredictable and are beyond our control. To mitigate a portion of our exposure to adverse market changes in the prices for oil, condensate, natural gas and NGLs, we have entered into, and may in the future enter into additional, commodity price risk management arrangements for a portion of our oil, condensate, natural gas and NGLs production. For the year ended December 31, 2015, a 10% change in the prices received for our oil, condensate, natural gas and NGLs production would have had an approximate $8.3 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk. For the year ended December 31, 2014, a 10% change in the prices received for our oil, condensate, natural gas and NGLs production would have had an approximate $15.1 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk.For more information regarding our hedging activities, see Item 8. “Financial Statements and Supplementary Data, Note 7. Derivative Instruments and Hedging Activity” included in this Form 10-K.

We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.

Interest Rate Risk

We are exposed to changes in interest rates as a result of our Revolving Credit Facility. At December 31, 2015, we had $200.0 million of borrowings outstanding under our Revolving Credit Facility.  Based on the amount outstanding under our Revolving Credit Facility at December 31, 2015, a one percentage point change in the interest rate would have had a per month impact of $167,000 on our interest expense. At December 31, 2014, we had $45.0 million of borrowings outstanding under our Revolving Credit Facility.  Based on the amount outstanding under our Revolving Credit Facility at December 31, 2014, a one percentage point change in the interest rate would have had a per month impact of $37,500 on our interest expense. We have not entered into interest rate hedging arrangements in the past, and have no current plans to do so. Due to the potential for fluctuating balances in the amount outstanding under our Revolving Credit Facility, we do not believe such arrangements to be cost effective.  The amount outstanding under the Notes is at fixed interest of 8.625% per annum.  We currently do not use interest rate derivatives to mitigate our exposure to the volatility in interest rates, including under the Revolving Credit Facility, as we believe this risk is minimal.

Item 8. Financial Statements and Supplementary Data

GASTAR EXPLORATION INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Gastar Exploration Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Gastar Exploration Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, Texas

March 10, 2016

GASTAR EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,074	$11,008
Accounts receivable, net of allowance for doubtful accounts of $0, respectively	14,302	30,841
Commodity derivative contracts	15,534	19,687
Prepaid expenses	5,056	2,083
Total current assets	84,966	63,619
PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties, full cost method of accounting:
Unproved properties, excluded from amortization	92,609	128,274
Proved properties	1,286,373	1,124,367
Total natural gas and oil properties	1,378,982	1,252,641
Furniture and equipment	3,068	3,010
Total property, plant and equipment	1,382,050	1,255,651
Accumulated depreciation, depletion and amortization	(1,053,116)	(563,351)
Total property, plant and equipment, net	328,934	692,300
OTHER ASSETS:
Commodity derivative contracts	9,335	7,815
Deferred charges, net	2,358	2,586
Advances to operators and other assets	331	9,474
Other	4,944	—
Total other assets	16,968	19,875
TOTAL ASSETS	$430,868	$775,794
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,029	$28,843
Revenue payable	5,985	9,122
Accrued interest	3,730	3,528
Accrued drilling and operating costs	2,010	5,977
Advances from non-operators	167	1,820
Commodity derivative premium payable	3,194	2,481
Asset retirement obligation	89	82
Other accrued liabilities	6,764	3,175
Total current liabilities	23,968	55,028
LONG-TERM LIABILITIES:
Long-term debt	517,849	360,303
Commodity derivative contracts	451	—
Commodity derivative premium payable	2,788	4,702
Asset retirement obligation	5,997	5,475
Total long-term liabilities	527,085	370,480
Commitments and contingencies (Note 14)
STOCKHOLDERS' EQUITY:
Preferred stock, 40,000,000 shares authorized
Series A Preferred stock, par value $0.01 per share; 10,000,000 shares designated; 4,045,000 shares issued and outstanding at December 31, 2015 and 2014, respectively, with liquidation preference of $25.00 per share	41	41
Series B Preferred stock, par value $0.01 per share; 10,000,000 shares designated; 2,140,000 shares issued and outstanding at December 31, 2015 and 2014, respectively, with liquidation preference of $25.00 per share	21	21
Common stock, par value $0.001 per share; 275,000,000 shares authorized; 80,024,218 and 78,632,810 shares issued and outstanding at December 31, 2015 and 2014, respectively	80	78
Additional paid-in capital	571,947	568,440
Accumulated deficit	(692,274)	(218,294)
Total stockholders' equity	(120,185)	350,286
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$430,868	$775,794

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands, except share and per share data)
REVENUES:
Oil and condensate	$58,668	$82,820	$36,480
Natural gas	16,901	47,647	40,416
NGLs	7,136	21,382	15,611
Total oil and condensate, natural gas and NGLs revenues	82,705	151,849	92,507
Gain (loss) on commodity derivatives contracts	24,589	19,569	(4,752)
Total revenues	107,294	171,418	87,755
EXPENSES:
Production taxes	2,877	6,733	4,651
Lease operating expenses	23,728	19,323	9,456
Transportation, treating and gathering	2,187	3,679	4,006
Depreciation, depletion and amortization	62,887	46,180	32,449
Impairment of natural gas and oil properties	426,878	—	—
Accretion of asset retirement obligation	502	506	468
General and administrative expense	17,069	16,485	16,961
Litigation settlement expense	—	—	1,000
Total expenses	536,128	92,906	68,991
INCOME (LOSS) FROM OPERATIONS	(428,834)	78,512	18,764
OTHER INCOME (EXPENSE):
Gain on acquisition of assets at fair value, net of income taxes	—	—	27,670
Interest expense	(30,686)	(27,571)	(13,168)
Investment and other income	13	19	48
Foreign transaction loss	—	(7)	(14)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(459,507)	50,953	33,300
Income tax benefit	—	—	(16,042)
NET INCOME (LOSS)	(459,507)	50,953	49,342
Dividends on preferred stock	(14,473)	(14,424)	(9,378)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(473,980)	$36,529	$39,964
NET INCOME (LOSS) PER SHARE OF COMMON STOCK ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$(6.11)	$0.58	$0.66
Diluted	$(6.11)	$0.55	$0.63
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	77,511,677	63,270,733	60,220,115
Diluted	77,511,677	66,492,589	63,618,401

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total Equity (Deficit)
	(in thousands, except share data)
Balance at December 31, 2012	3,951,254	$40	—	$—	66,432,609	$316,346	$104,937	$(294,787)	$126,536
Issuance of preferred stock	6,906	—	2,140,000	21	—	—	50,160	—	50,181
Repurchase of shares of common stock	—	—	—	—	(6,781,768)	(9,753)	—	—	(9,753)
Reclassification of par value of common stock	—	—	—	—	—	(306,532)	306,532	—	—
Issuance of restricted stock	—	—	—	—	2,288,179	—	—	—	—
Forfeitures of restricted stock	—	—	—	—	(737,362)	—	(334)	—	(334)
Exercise of stock options, net of forfeitures	—	—	—	—	10,000	—	—	—	—
Stock based compensation	—	—	—	—	—	—	3,435	—	3,435
Preferred stock dividends	—	—	—	—	—	—	—	(9,378)	(9,378)
Net income	—	—	—	—	—	—	—	49,342	49,342
Balance at December 31, 2013	3,958,160	$40	2,140,000	$21	61,211,658	$61	$464,730	$(254,823)	$210,029
Issuance of preferred stock	86,840	1	—	—	—	—	2,065	—	2,066
Issuance of shares - cash, net of offering costs of $4,931	—	—	—	—	17,000,000	17	101,302	—	101,319
Issuance of shares - performance based units vesting, net of forfeitures	—	—	—	—	472,189	—	—	—	—
Issuance of restricted stock	—	—	—	—	601,473	—	—	—	—
Forfeitures of restricted stock	—	—	—	—	(659,227)	—	(4,562)	—	(4,562)
Exercise of stock options, net of forfeitures	—	—	—	—	6,717	—	15	—	15
Stock based compensation	—	—	—	—	—	—	4,890	—	4,890
Preferred stock dividends	—	—	—	—	—	—	—	(14,424)	(14,424)
Net income	—	—	—	—	—	—	—	50,953	50,953
Balance at December 31, 2014	4,045,000	$41	2,140,000	$21	78,632,810	$78	$568,440	$(218,294)	$350,286
Issuance of shares - performance based units vesting, net of forfeitures	—	—	—	—	497,636	1	(1)	—	—
Issuance of restricted stock	—	—	—	—	1,426,604	1	(1)	—	—
Forfeitures of restricted stock	—	—	—	—	(532,832)	—	(1,472)	—	(1,472)
Stock based compensation	—	—	—	—	—	—	4,981	—	4,981
Preferred stock dividends	—	—	—	—	—	—	—	(14,473)	(14,473)
Net loss	—	—	—	—	—	—	—	(459,507)	(459,507)
Balance at December 31, 2015	4,045,000	$41	2,140,000	$21	80,024,218	$80	$571,947	$(692,274)	$(120,185)

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2015	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(459,507)	$50,953	$49,342
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	62,887	46,180	32,449
Impairment of natural gas and oil properties	426,878	—	—
Stock-based compensation	4,981	4,890	3,435
Mark to market of commodity derivatives contracts:
Total (gain) loss on commodity derivatives contracts	(24,589)	(19,569)	4,752
Cash settlements of matured commodity derivative contracts, net	24,910	(4,901)	5,892
Cash premiums paid for commodity derivatives contracts	(45)	(185)	(152)
Amortization of deferred financing costs	3,584	3,067	2,322
Accretion of asset retirement obligation	502	506	468
Settlement of asset retirement obligation	(83)	(588)	(66)
Gain on acquisition of assets at fair value	—	—	(27,670)
Deferred tax benefit	—	—	(16,042)
Changes in operating assets and liabilities:
Accounts receivable	19,333	(12,524)	(8,431)
Prepaid expenses	(2,973)	(938)	(48)
Accounts payable and accrued liabilities	(4,606)	(2,566)	1,563
Net cash provided by operating activities	51,272	64,325	47,814
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of oil and natural gas properties	(148,182)	(155,631)	(95,343)
Advances to operators	(2,302)	(61,067)	(22,213)
Acquisition of oil and natural gas properties - refund (expenditure)	(45,575)	4,209	(251,096)
Proceeds from sale of oil and natural gas properties	47,314	5,530	112,201
Use of proceeds from non-operators	(1,653)	(7,439)	(8,281)
Purchase of furniture and equipment	(58)	(319)	(766)
Net cash used in investing activities	(150,456)	(214,717)	(265,498)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net of issuance costs	—	101,319	—
Repurchase of common stock	—	—	(9,753)
Proceeds from revolving credit facility	196,000	103,000	19,000
Repayment of revolving credit facility	(41,000)	(58,000)	(117,000)
Proceeds from issuance of senior secured notes, net of discount	—	—	312,279
Proceeds from issuance of preferred stock, net of issuance costs	—	2,064	50,183
Dividends on preferred stock	(14,473)	(14,424)	(9,378)
Deferred financing charges	(805)	(405)	(3,785)
Tax withholding related to restricted stock and PBU vestings	(1,472)	(4,562)	(334)
Other	—	15	(36)
Net cash provided by financing activities	138,250	129,007	241,176
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,066	(21,385)	23,492
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,008	32,393	8,901
CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,074	$11,008	$32,393

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Gastar Exploration Inc. (“Gastar” or the “Company”) is an independent energy company engaged in the exploration, development and production of oil, condensate, natural gas and NGLs in the U.S. Gastar’s principal business activities include the identification, acquisition, and subsequent exploration and development of oil and natural gas properties with an emphasis on unconventional reserves, such as shale resource plays. In Oklahoma, Gastar has developed the primarily oil-bearing reservoirs of the Hunton Limestone horizontal oil play and is drilling other prospective formations on the same acreage, primarily the Meramec Shale (Middle Mississippi Lime), while Gastar plans to also test the Woodford Shale, along with emerging prospective plays in the shallow Oswego formation and in the Osage formation, a deeper bench of the Mississippi Lime located below the Meramec.  These formations comprise what is commonly referred to as the STACK Play. In West Virginia, Gastar has developed liquids-rich natural gas in the Marcellus Shale and has drilled and completed two successful dry gas Utica Shale/Point Pleasant well on its acreage.  On February 19, 2016, the Company entered into an agreement to sell substantially all of its assets and proved reserves and a significant portion of its undeveloped acreage in the Appalachian Basin for $80.0 million, subject to certain adjustments and customary closing conditions, including obtaining certain required lessor consents to assign (the “Appalachian Basin Sale”).  The transaction is expected to close on or before March 31, 2016, with an effective date of January 1, 2016 and will be considered a significant disposition, thus resulting in changes to the Company’s financial position, statement of operations and cash flows.

On November 14, 2013, Gastar Exploration Ltd., an Alberta, Canada corporation, changed its jurisdiction of incorporation to the State of Delaware and changed its name to “Gastar Exploration, Inc.” At December 31, 2013, Gastar Exploration, Inc. was a holding company and substantially all of its operations were conducted through, and substantially all of its assets were held by, its primary operating subsidiary, Gastar Exploration USA, Inc. and its wholly-owned subsidiaries. Subsequently, on January 31, 2014, Gastar Exploration, Inc. merged with and into Gastar Exploration USA, Inc. as part of a reorganization to eliminate the holding company corporate structure. Pursuant to the merger agreement, shares of Gastar Exploration, Inc.'s common stock were converted into an equal number of shares of common stock of Gastar Exploration USA, Inc. and Gastar Exploration USA, Inc. changed its name to “Gastar Exploration Inc.” Gastar Exploration Inc., together with its subsidiary, owns and continues to conduct business in substantially the same manner as was being conducted by Gastar Exploration, Inc. and its subsidiaries prior to the merger. All references to “Gastar,” the “Company” and similar terms refer collectively to Gastar Exploration Inc. and its subsidiary.  Unless otherwise stated or the context requires otherwise, all references in these notes to “Gastar USA” refer collectively to Gastar Exploration Inc. (formerly known as Gastar Exploration USA, Inc.) and its wholly-owned subsidiaries, all references to “Parent” refer solely to Gastar Exploration, Inc. (formerly known as Gastar Exploration Ltd.).

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

All 2013 statement of operations, statement of stockholders’ equity and statement of cash flows balances are those of Gastar Exploration, Inc.

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued and has disclosed certain subsequent events in these consolidated financial statements, as appropriate.

On January 29, 2016, the Company, together with the parties thereto, entered into Limited Waiver and Amendment No. 7 to Second Amended and Restated Credit Agreement (“Amendment No. 7”).  Pursuant to Amendment No. 7, the Company obtained (i) a waiver until March 10, 2016 of any potential defaults at December 31, 2015 of its leverage ratio and senior secured leverage ratio under the Revolving Credit Facility and (ii) a permanent waiver of any defaults of the restricted payment covenant under the Revolving Credit Facility resulting from (a) cash distributions paid on December 31, 2015 in respect of its Series A Preferred Stock and its Series B Preferred Stock and (b) the issuance on January 28, 2016, as a dividend on the Company’ common stock, of the right to purchase Series C Junior Participating Preferred Stock pursuant to the Company’s Rights Agreement dated as of January 18, 2016 as part of the Company’s previously disclosed tax benefits preservation plan.  The Revolving Credit Facility was also amended to permit the Company to make dividends and distributions of preferred equity interests or rights to purchase certain preferred equity interests.  The entry into Amendment No. 7 permitted the Company to pay monthly cash dividends on its Series A Preferred Stock and its Series B Preferred Stock on February 1, 2016.

On February 19, 2016, the Company entered into an agreement to sell substantially all of its assets and proved reserves and a significant portion of its undeveloped acreage in the Appalachian Basin for $80.0 million, subject to certain adjustments and customary closing conditions, including obtaining certain required lessor consents to assign.  The transaction is expected to close on or before March 31, 2016, with an effective date of January 1, 2016.

On March 9, 2016, the Company, together with the parties thereto, entered into Waiver and Amendment No. 8 to Second Amended and Restated Credit Agreement (“Amendment No. 8”).  Pursuant to Amendment No. 8, the Company obtained the following relief with respect to its financial covenant compliance:

(i)	a permanent waiver of the defaults at December 31, 2015 of its leverage ratio and senior secured leverage ratio under the Revolving Credit Facility;
(ii)

relief from compliance with its leverage ratio through the fiscal quarter ending March 31, 2017, but the Company must maintain a maximum leverage ratio of not greater than 4.0 to 1.0 for each fiscal quarter ending on or after June 30, 2017;

(iii)

an adjustment to the interest coverage ratio for each fiscal quarter ending on or after June 30, 2016 but prior to June 30, 2017, to 1.10 to 1.00 and for each fiscal quarter ending on or after June 30, 2017 to 2.50 to 1.00; and

(iv)

an adjustment to its senior secured leverage ratio for each fiscal quarter ending on or after June 30, 2016 but prior to June 30, 2017, to 2.50 to 1.00 provided that during such period the Company may subtract all cash on hand in calculating the senior secured leverage ratio for such periods and for each fiscal quarter ending on or after June 30, 2017, to 2.00 to 1.00 provided that during such period the Company may only subtract up to $5 million of cash on hand in calculating the senior secured leverage ratio for such periods.

As consideration for the financial covenant relief provided for in Amendment No. 8, the Revolving Credit Facility was also amended to, among other things:

(i)	set the interest margin at (a) 4.0% per annum for Eurodollar rate borrowings and (b) 3.0% per annum for borrowings based on the reference rate;
(ii)

reduce the borrowing base from $200.0 million to $180.0 million until the earlier of the closing of the Appalachian Basin Sale or April 10, 2016, at which point the borrowing base will automatically be reduced to $100.0 million and require borrowings in excess of such amount to be immediately repaid;

(iii)

require additional automatic reductions of the borrowing base in connection with asset sales in excess of $5.0 million or the termination of any hedge agreements governing hedges with a settlement date on or after July 1, 2016;

(iv)	provide for an additional interim borrowing base redetermination in August 2016;
(v)	require the consent of the lenders to any asset sales in excess of $5.0 million; and
(vi)

restrict the Company after March 2016 from making any distributions or paying any cash dividends to the holders of its preferred equity, including its outstanding shares of Series A and Series B Preferred Stock.

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

Cash and Cash Equivalents

The Company's cash and cash equivalents, which includes short-term investments such as money market deposits with a maturity of three months or less when purchased, amounted to $50.1 million and $11.0 million as of December 31, 2015 and 2014, respectively. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk of loss.

Accounts Receivable

Accounts receivable are reported net of the allowance for doubtful accounts. The allowance for doubtful accounts is determined based on a review of the Company’s receivables. Receivable accounts are charged off when collection efforts have failed and the account is deemed uncollectible.  The Company believes that all current year accounts receivables are deemed collectible and thus, no allowance for doubtful accounts deemed necessary.  A summary of the activity related to the allowance for doubtful accounts is as follows:

	For the years ended December 31,
	2015	2014	2013
	(in thousands)
Allowance for doubtful accounts, beginning of year	$—	$507	$546
Expense	—	—	—
Reductions/write-offs	—	(507)	(39)
Allowance for doubtful accounts, end of year	$—	$—	$507

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

The Company’s estimate of proved reserves is based on the quantities of oil, condensate, natural gas and NGLs that engineering and geological analysis demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. As discussed below, the estimate of the Company’s proved reserves as of December 31, 2015 and 2014 have been prepared and presented in accordance with current rules and accounting standards promulgated by the Securities and Exchange Commission (the “SEC”). These rules require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on a 12-month unweighted arithmetic average of the first-day-of-the-month price.

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

Capitalized Interest

The Company capitalizes interest on assets not being amortized related to specific projects such as its drilling in progress and unproven oil and natural gas property expenditures. The methodology for capitalizing interest on general funds begins with a determination of the borrowings applicable to the qualifying assets. The basis of this approach is the assumption that the portion of the interest costs that are capitalized on expenditures during an asset’s acquisition period could have been avoided if the expenditures had not been made. This methodology takes the view that if funds are not required for construction then they would have been used to pay off debt. The Notes and Revolving Credit Facility were included in the rate calculation of capitalized interest incurred for the year-ended December 31, 2015. Currently, the Company only capitalizes interest on the Notes. The interest to be capitalized for any period is derived by multiplying the average rate of interest times the average qualifying assets during the period, not to exceed the total interest on the qualifying debt instruments. To qualify for interest capitalization, the Company must continue to make progress on the development of the assets. Capitalized interest costs were approximately $3.9 million, $4.3 million and $3.3 million for 2015, 2014 and 2013, respectively.

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

Deferred Financing Costs

Deferred financing costs include costs of debt financings undertaken by the Company, including commissions, legal fees and other direct costs of financing. Using the effective interest method, the deferred financing costs are amortized over the term of the related debt instrument to interest expense.  Deferred financing costs will be presented as a direct reduction to the carrying amount of the related debt liability beginning in 2016.

The following table indicates deferred charges and related accumulated amortization as of the dates indicated:

	As of December 31,
	2015	2014
Deferred charges	$4,474	$3,664
Accumulated amortization	(2,116)	(1,078)
Deferred charges, net	$2,358	$2,586

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

The Company has elected not to designate derivative contracts as cash flow hedges. As a result, any changes in the fair values of derivative contracts for future production are recognized in gain (loss) on commodity derivatives contracts within the Company’s consolidated statements of operations. Gains or losses from the settlement of matured commodity derivatives contracts are included in gain (loss) on commodity derivatives contracts in the Company’s consolidated statement of operations.

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

Stock-based compensation cost for restricted shares is estimated at the grant date based on the award's fair value, which is equal to the prior day's closing stock price. Such fair value is recognized as expense over the requisite service period. Stock-based compensation cost for PBUs is estimated at the grant based on the award's fair value, which is calculated using a Monte Carlo Simulation model. The Monte Carlo Simulation model uses a stochastic process to create a range of potential future outcomes given a variety of inputs, including expected future stock price based on predictive assumptions of volatility, risk free rate, random numbers, the current stock price and forecast period. Such fair value is recognized as expense over the requisite service period.  Forfeitures of unvested stock options and restricted common shares are calculated at the beginning of the year as a percentage of all stock option and restricted common share grants. For 2015, 2014 and 2013, the Company used forfeiture rates in determining compensation expense of 17.5%, 25.5% and 14.0%, respectively.

Treasury Stock

Treasury stock purchases are recorded at cost as a reduction to common stock. Shares of common stock are canceled upon repurchase.

Revenue Recognition

The Company uses the sales method of accounting for the sale of its oil, condensate, natural gas and NGLs and records revenues from the sale of such products when delivery to the customer has occurred and title has transferred. This recording of revenues occurs when oil, condensate, natural gas or NGLs have been delivered to a pipeline or a tank lifting has occurred. The Company's NGLs are sold as part of the wet gas subject to an incremental NGLs pricing formula based upon a percentage of NGLs extracted from the Company's wet gas production. The Company's reported production volumes reflect incremental post-processing NGLs volumes and residual gas volumes with which the Company is credited under its sales contracts. Under the sales method, revenues are recorded based on the Company’s net revenue interest, as delivered. When actual natural gas sales volumes exceed our delivered share of sales volumes, an over-produced imbalance occurs. To the extent an over-produced imbalance exceeds our share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. The Company had no material gas imbalances at December 31, 2015,  2014 and 2013.

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

Comprehensive Income

Comprehensive income is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has no items of comprehensive income other than net income in any period presented. Therefore, net income attributable to common stockholders as presented in the consolidated statements of operations equals comprehensive income.

Earnings or Loss per Share

Basic earnings or loss per share is computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is computed based upon the weighted average number of shares of common stock outstanding plus the incremental effect of the assumed issuance of common stock for all potentially dilutive securities. Diluted per share amounts reflect the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted to common stock. The treasury stock method is used to determine the dilutive effect of unvested restricted shares and PBUs.

Co-participation Operations

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

Recent Accounting Developments

The following recently issued accounting pronouncements have been adopted or may impact us in future periods:

Leases.  In February 2016, the FASB issued updated guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and enhance disclosures regarding key information about leasing arrangements.  Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this update are effective beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  Early adoption is permitted.  The Company has not yet determined what the effects of adopting this updated guidance will be on its consolidated financial statements.

Income Taxes.  In November 2015, the FASB issued updated guidance as part of its simplification initiative for the presentation of deferred taxes.  Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position where such classification generally does not align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled.  To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position and apply to all entities that present a classified statement of financial position, resulting in the alignment of the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). IAS 1, Presentation of Financial Statements.  This guidance is effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted as of the beginning of an interim or annual reporting period and can be applied either prospectively or retrospectively to all periods presented.  The Company does not expect the adoption of this guidance to materially impact its consolidated financial statements.

Business Combinations.  In September 2015, the FASB issued updated guidance as part of its simplification initiative that requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, depletion and amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The update is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Debt Issuance Costs.  In April 2015, the FASB issued updated guidance regarding simplification of the presentation of debt issuance costs.  The updated guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate.  The update requires retrospective application and represents a change in accounting principle.  The update is effective for fiscal years beginning after December 15, 2015.  Early adoption is permitted for financial statements that have not been previously issued.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements, other than balance sheet reclassification.

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

Revenue Recognition.  In May 2014, the FASB issued an amendment to previously issued guidance regarding the recognition of revenue.  The FASB and the International Accounting Standards Board initiated a joint project to clarify the principles for recognizing revenue and to develop a common standard that would (i) remove inconsistencies and weaknesses in revenue requirements, (ii) provide a more robust framework for addressing revenue issues, (iii) improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, (iv) provide more useful information to users of financial statements through improved disclosure requirements and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance supersedes prior revenue recognition requirements and most industry-specific guidance throughout the FASB Accounting Standards Codification.  This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  In April 2015, the FASB proposed to delay the effective date one year, beginning in fiscal year 2018 and such proposal was subsequently adopted by the FASB in August 2015.  The Company is currently evaluating the effect that adopting this guidance will have on its consolidated financial statements.

3. Property, Plant and Equipment

The amount capitalized as oil and natural gas properties was incurred for the purchase and development of various properties in the U.S., specifically the states of Oklahoma, Pennsylvania and West Virginia. The Company's total property, plant and equipment consists of the following:

	December 31,
	2015	2014
	(in thousands)
Oil and natural gas properties, full cost method of accounting:
Unproved properties	$92,609	$128,274
Proved properties	1,286,373	1,124,367
Total oil and natural gas properties	1,378,982	1,252,641
Furniture and equipment	3,068	3,010
Total property and equipment	1,382,050	1,255,651
Impairment of proved natural gas and oil properties	(764,817)	(337,939)
Accumulated depreciation, depletion and amortization	(288,299)	(225,412)
Total accumulated depreciation, depletion and amortization	(1,053,116)	(563,351)
Total property and equipment, net	$328,934	$692,300

Included in the Company's oil and natural gas properties are asset retirement costs of $2.4 million as of December 31, 2015 and 2014, respectively.

The following table summarizes the components of unproved properties excluded from amortization for the periods indicated:

	December 31,
	2015	2014
	(in thousands)
Unproved properties, excluded from amortization:
Drilling in progress costs	$1,533	$29,193
Acreage acquisition costs	82,560	91,362
Capitalized interest	8,516	7,719
Total unproved properties excluded from amortization	$92,609	$128,274

For the years ended December 31, 2015 and 2014, management's evaluation of unproved properties resulted in an impairment. Due to continued lower natural gas prices for dry gas and no current plans to drill or extend leases in the Appalachian Basin, the Company reclassified $14.4 million of unproved properties to proved properties for the year ended December 31, 2015. For the year ended December 31, 2014, the Company reclassified $3.3 million of Marcellus East unproved properties to proved properties.

The full cost method of accounting for oil and natural gas properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full cost ceiling calculation. The ceiling is the present value of estimated future cash flow from proved oil, condensate, natural gas and NGLs reserves reduced by future operating expenses, development expenditures, abandonment costs (net of salvage) to the extent not included in oil and natural gas properties pursuant to authoritative guidance and estimated future income taxes thereon. To the extent that the Company’s capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense for such period. Once incurred, this impairment of oil and natural gas properties is not reversible at a later date even if oil and natural gas prices increase. The ceiling calculation is determined using a mandatory trailing 12-month unweighted arithmetic average of the first-day-of-the-month commodities pricing and costs in effect at the end of the period, each of which are held constant indefinitely (absent specific contracts with respect to future prices and costs) with respect to valuing future net cash flows from proved reserves for this purpose. The 12-month unweighted arithmetic average of the first-day-of-the-month commodities prices are adjusted for basis and quality differentials in determining the present value of the proved reserves.  The table below sets forth relevant pricing assumptions utilized in the quarterly ceiling test computations for the respective periods noted before adjustment for basis and quality differentials:

	2015
	Total Impairment	December 31	September 30	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$2.59	$3.06	$3.39	$3.88
West Texas Intermediate oil price (per Bbl)(1)		$50.28	$59.21	$71.68	$82.72
Impairment recorded (pre-tax) (in thousands)	$426,878	$144,760	$181,966	$100,152	$—

	2014
	Total Impairment	December 31	September 30	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$4.35	$4.24	$4.10	$3.99
West Texas Intermediate oil price (per Bbl)(1)		$94.99	$99.08	$100.11	$98.30
Impairment recorded (pre-tax) (in thousands)	$—	$—	$—	$—	$—

	2013
	Total Impairment	December 31	September 30	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$3.67	$3.61	$3.44	$2.95
West Texas Intermediate oil price (per Bbl)(1)		$96.78	$91.69	$88.13	$89.17
Impairment recorded (pre-tax) (in thousands)	$—	$—	$—	$—	$—

(1)

For the respective periods, oil and natural gas prices are calculated using the trailing 12-month unweighted arithmetic average of the first-day-of-the-month prices based on Henry Hub natural gas prices and West Texas Intermediate oil prices.

The Company could potentially incur further ceiling test impairments in 2016 assuming commodities prices do not increase. While it is difficult to project future impairment charges in light of numerous variables involved, the following analysis using basic assumptions is provided to illustrate the impact of lower commodities pricing on impairment charges and proved reserves volumes.  The benchmark 12-month average price applicable to first quarter 2016 proved reserves under SEC rules decreased to $46.26 per barrel for crude oil and $2.40 per Mcf for natural gas.

The Company’s estimated proved reserve volumes were 55.9 MMBoe at December 31, 2015 using the SEC-mandated historical twelve-month unweighted average pricing at such date.  If such reserves estimates were made using the further reduced twelve-month average benchmark prices forecast for first quarter 2016 as described in the foregoing paragraph and without regard to cost savings, reserve additions or other further revisions to reserves other than as a result of such pricing changes, the Company’s internally estimated proved reserves as of December 31, 2015, excluding the impact of recent sales, would decrease primarily as a result of the loss of proved undeveloped locations and tail-end volumes which would not be economically producible at such lower prices.  The Company’s proved reserves estimates and their estimated discounted value and standardized measure will also be impacted by changes in lease operating costs, future development costs, production, exploration and development activities.

Appalachian Basin Sale

         On February 19, 2016, the Company entered into an agreement to sell substantially all of its assets and proved reserves and a significant portion of its undeveloped acreage in the Appalachian Basin for $80.0 million, subject to certain adjustments and customary closing conditions, including obtaining certain required lessor consents to assign.  The transaction is expected to close on or before March 31, 2016, with an effective date of January 1, 2016.

Husky Acquisition

          On October 14, 2015, the Company entered into a definitive purchase and sale agreement to acquire additional working and net revenue interests in 103 gross (10.2 net) producing wells and certain undeveloped acreage in the STACK Play and Hunton Limestone formations in its existing AMI from its AMI co-participant Husky Ventures, Inc. (“Husky”), Silverstar of Nevada, Inc., Maximus Exploration, LLC and Atwood Acquisitions, LLC for approximately $43.3 million, which includes a $4.3 million deposit into escrow pending the resolution of title defects by the seller and the purchase of overrides recorded in other assets at December 31, 2015, and the conveyance of approximately 11,000 net non-core, non-producing acres in Blaine, Major and Kingfisher Counties, Oklahoma to the sellers, subject to certain adjustments and customary closing conditions (the “Husky Acquisition”).  The transaction closed on December 16, 2015 with an effective date of July 1, 2015.  In connection with the acquisition, the AMI participation agreements with the Company’s AMI co-participant were dissolved.  Pursuant to the purchase and sale agreement, as amended, on December 16, 2015, the Company completed the Husky Acquisition for an adjusted purchase price of $42.1 million.

           Upon completion of the initial purchase price allocation, as of December 16, 2015, the Company reviewed and verified its assessment, including the identification and valuation of assets acquired.  The Company accounted for the acquisition as a business combination and therefore, recorded the assets acquired at their estimated acquisition date fair values.  The Company incurred $1.1 million of transaction and integration costs associated with the acquisition and expensed these costs as incurred as general and administrative expenses.  The Company utilized relevant market assumptions to determine fair value and allocate the purchase price, such as future commodity prices, projections of estimated natural gas and oil reserves, expectations for future development and operating costs, projections of future rates of production, expected recovery rates and market multiples for similar transactions. Many of the assumptions used are unobservable and as such, represent Level 3 inputs under the fair value hierarchy as described in Note 6, “Fair Value Measurements.” The Company's preliminary assessment of the fair value of the Husky Acquisition assets resulted in a fair market valuation of $44.6 million.  As the fair market valuation varied less than 6% from the purchase price allocation recorded, no adjustment was made to the purchase price allocation.

The following table summarizes the fair value of the assets acquired and liabilities assumed in connection with the Husky Acquisition (in thousands):

Consideration:
Cash consideration	$42,085
Conveyance of undeveloped acreage	—
Total purchase price	$42,085

Estimated Fair Value of Assets Acquired:
Unproved properties	$27,875
Proved properties	15,592
Other	(1,382)
Total assets acquired	$42,085

Husky Acquisition Unaudited Pro Forma Operating Results

        The following unaudited pro forma results for the years ended December 31, 2015 and 2014 show the effect on the Company's consolidated results of operations as if the Husky Acquisition had occurred at the beginning of the period presented. The pro forma results are the result of combining the statement of operations of the Company with the statements of revenues and direct operating expenses for the properties acquired from Husky adjusted for (1) assumption of ARO liabilities and accretion expense for the properties acquired and (2) additional depreciation, depletion and amortization expense as a result of the Company's increased ownership in the acquired properties. The statements of revenues and direct operating expenses for the Husky Acquisition assets exclude all other historical expenses of Husky. As a result, certain estimates and judgments were made in preparing the pro forma adjustments.

	For the Years Ended December 31,
	2015	2014
	(in thousands, except per share data)
	(Unaudited)
Revenues	$115,147	$186,591
Net (Loss) Income	$(470,874)	$46,370
(Loss) Income per share:
Basic	$(6.07)	$0.73
Diluted	$(6.07)	$0.70

        The pro forma information above includes numerous assumptions, is presented for illustrative purposes only and may not be indicative of the future results or results of operations that would have actually occurred had the Husky Acquisition occurred as presented. Further, the above pro forma amounts do not consider any potential synergies or integration costs that may result from the transaction. In addition, future results may vary significantly from the results reflected in such pro forma information.

        The amounts of revenues and revenues in excess of direct operating expenses included in the Company's consolidated statements of operations for the Husky Acquisition are shown in the table below. Direct operating expenses includes lease operating expenses and production taxes.

For the Year Ended December 31, 2015
(in thousands)
Revenues	$132
Excess of revenues over direct operating expenses	$130

Mid-Continent Divestiture

         On July 6, 2015, the Company sold certain non-core assets comprised of 38 gross (16.7 net) producing wells and approximately 29,500 gross (19,200 net) acres in Kingfisher County, Oklahoma for an adjusted purchase price of $46.5 million.  The sale is reflected as a reduction to the full cost pool and the Company did not record a gain or loss related to the divestiture as it was not significant to the full cost pool.

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

Chesapeake and WEHLU Acquisition Unaudited Pro Forma Operating Results

The following unaudited pro forma results for the year ended December 31, 2013 show the effect on the Company's consolidated results of operations as if the Chesapeake and WEHLU Acquisitions had occurred at the beginning of the period presented. The pro forma results are the result of combining the statement of operations of the Company with the statements of revenues and direct operating expenses for the properties acquired from the Chesapeake and Lime Rock Parties adjusted for (1) the financing directly attributable to the acquisitions, (2) assumption of ARO liabilities and accretion expense for the properties acquired and (3) additional depreciation, depletion and amortization expense as a result of the Company's increased ownership in the acquired properties. The statements of revenues and direct operating expenses for the Chesapeake and WEHLU assets exclude all other historical expenses of the Chesapeake and Lime Rock Parties. As a result, certain estimates and judgments were made in preparing the pro forma adjustments.

For the Year Ended December 31, 2013
(in thousands, except per share data)
(Unaudited)
Revenues	$132,721
Net Loss	$(4,836)
Loss per share:
Basic	$(0.08)
Diluted	$(0.08)

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

Atinum Participation Agreement

In September 2010, the Company entered into a participation agreement (the “Atinum Participation Agreement”) pursuant to a purchase and sale agreement with an affiliate of Atinum Partners Co., Ltd. (“Atinum”), a Korean investment firm. Pursuant to which the Company ultimately assigned to an affiliate of Atinum Partners Co., Ltd. (“Atinum” and, together with the Company, the “Atinum co-participants”),  for total consideration of $70.0 million, a 50% working interest in certain undeveloped acreage and wells. Effective June 30, 2011, an AMI was established for additional acreage acquisitions in Ohio, New York, Pennsylvania and West Virginia, excluding the counties of Pendleton, Pocahontas, Preston, Randolph and Tucker, West Virginia. Within this AMI, the Company acts as operator and is obligated to offer any future lease acquisitions within the AMI to Atinum on a 50/50 basis, and Atinum will pay the Company on an annual basis an amount equal to 10% of lease bonuses and third party leasing costs up to $20.0 million and 5% of such costs on activities above $20.0 million.

The Atinum co-participants pursued an initial three-year development program that called for the drilling of a minimum of 60 operated horizontal wells by year-end 2013. Due to natural gas price declines, the Atinum co-participants agreed to reduce the minimum wells to be drilled requirements from the originally agreed upon 60 gross wells to 51 gross wells. At December 31, 2015, 74 gross operated horizontal Marcellus Shale wells and two gross operated horizontal Utica Shale wells were capable of production under the Atinum Participation Agreement. The Atinum Participation agreement expired on November 1, 2015.  On February 19, 2016, the Company entered into an agreement to sell substantially all of its assets and proved reserves and a significant portion of its undeveloped acreage in the Appalachian Basin for $80.0 million, subject to certain adjustments and customary closing conditions, including obtaining certain required lessor consents to assign.  The transaction is expected to close on or before March 31, 2016, with an effective date of January 1, 2016.

4. Long-Term Debt

Second Amended and Restated Revolving Credit Facility

On June 7, 2013, the Company entered into the Second Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Lender and the lenders named therein (the “Revolving Credit Facility”). At the Company's election, borrowings bear interest at the reference rate or the Eurodollar rate plus an applicable margin. The reference rate is the greater of (i) the rate of interest publicly announced by the administrative agent (ii) the federal funds rate plus 50 basis points or (iii) LIBOR plus 1.0%. The applicable interest rate margin in the case of borrowings based on the reference rate is  3.0% and in the case of borrowings based on the Eurodollar rate is 4.0%. An annual commitment fee of 0.5% is payable quarterly on the unutilized balance of the borrowing base. The Revolving Credit Facility has a scheduled maturity of November 14, 2017.

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

The Revolving Credit Facility contains various covenants, including among others:

•	Restrictions on liens, incurrence of other indebtedness without lenders' consent and common stock dividends and other restricted payments;
•	Maintenance of a minimum consolidated current ratio as of the end of each quarter of not less than 1.0 to 1.0, as adjusted;
•	Maintenance of a maximum ratio of indebtedness to EBITDA of not greater than 4.0 to 1.0, subject to the modifications in Amendment No. 5 and Amendment No. 8 set forth below; and
•

Maintenance of an interest coverage ratio on a rolling four quarters basis, as adjusted, of EBITDA to interest expense, as of the end of each quarter, to be less than 2.5 to 1.0, subject to the modifications in Amendment No. 5 and Amendment No. 8 set forth below.

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

On December 22, 2015, the Company, together with the parties thereto, entered into Amendment No. 6 to Second Amended and Restated Credit Agreement (“Amendment No. 6”).  Amendment No. 6 amended the Revolving Credit Facility to permit the Company to exchange its outstanding Notes constituting Second Lien Debt under the Revolving Credit Facility for equity interests in the Company.

On January 29, 2016, the Company, together with the parties thereto, entered into Limited Waiver and Amendment No. 7 to Second Amended and Restated Credit Agreement (“Amendment No. 7”).  Pursuant to Amendment No. 7, the Company obtained (i) a waiver until March 10, 2016 of any potential defaults at December 31, 2015 of its leverage ratio and senior secured leverage ratio under the Revolving Credit Facility and (ii) a permanent waiver of any defaults of the restricted payment covenant under the Revolving Credit Facility resulting from (a) cash distributions paid on December 31, 2015 in respect of its Series A Preferred Stock and its Series B Preferred Stock and (b) the issuance on January 28, 2016, as a dividend on the Company’ common stock, of the right to purchase Series C Junior Participating Preferred Stock pursuant to the Company’s Rights Agreement dated as of January 18, 2016 as part of the Company’s previously disclosed tax benefits preservation plan.  The Revolving Credit Facility was also amended to permit the Company to make dividends and distributions of preferred equity interests or rights to purchase certain preferred equity interests.  The entry into Amendment No. 7 permitted the Company to pay monthly cash dividends on its Series A Preferred Stock and its Series B Preferred Stock on February 1, 2016.

On March 9, 2016, the Company, together with the parties thereto, entered into Waiver and Amendment No. 8 to Second Amended and Restated Credit Agreement (“Amendment No. 8”).  Pursuant to Amendment No. 8, the Company obtained the following relief with respect to its financial covenant compliance:

(i)	a permanent waiver of the defaults at December 31, 2015 of its leverage ratio and senior secured leverage ratio under the Revolving Credit Facility;

(ii)

relief from compliance with its leverage ratio through the fiscal quarter ending March 31, 2017, but the Company must maintain a maximum leverage ratio of not greater than 4.0 to 1.0 for each fiscal quarter ending on or after June 30, 2017;

(iii)

an adjustment to the interest coverage ratio for each fiscal quarter ending on or after June 30, 2016 but prior to June 30, 2017, to 1.10 to 1.00 and for each fiscal quarter ending on or after June 30, 2017 to 2.50 to 1.00; and

(iv)

an adjustment to an adjustment to its senior secured leverage ratio for each fiscal quarter ending on or after June 30, 2016 but prior to June 30, 2017, to 2.50 to 1.00 provided that during such period the Company may subtract all cash on hand in calculating the senior secured leverage ratio for such periods and for each fiscal quarter ending on or after June 30, 2017, to 2.00 to 1.00 provided that during such period the Company may only subtract up to $5 million of cash on hand in calculating the senior secured leverage ratio for such periods.

As consideration for the financial covenant relief provided for in Amendment No. 8, the Revolving Credit Facility was also amended to, among other things:

(i)	set the interest margin at (a) 4.0% per annum for Eurodollar rate borrowings and (b) 3.0% per annum for borrowings based on the reference rate;
(ii)

reduce the borrowing base from $200.0 million to $180.0 million until the earlier of the closing of the Appalachian Basin Sale or April 10, 2016, at which point the borrowing base will automatically be reduced to $100.0 million and require borrowings in excess of such amount to be immediately repaid;

(iii)

require additional automatic reductions of the borrowing base in connection with asset sales in excess of $5.0 million or the termination of any hedge agreements governing hedges with a settlement date on or after July 1, 2016;

(iv)	provide for an additional interim borrowing base redetermination in August 2016;
(v)	require the consent of the lenders to any asset sales in excess of $5.0 million; and
(vi)

restrict the Company after March 2016 from making any distributions or paying any cash dividends to the holders of its preferred equity, including its outstanding shares of Series A and Series B Preferred Stock.

Borrowing base re-determinations are scheduled semi-annually in May and November of each calendar year, although an additional scheduled redetermination will occur in August 2016, as set forth in Amendment No. 8. The Company and its lenders may each request one additional unscheduled re-determination during any six-month period between scheduled re-determinations. At December 31, 2015, the Revolving Credit Facility had a borrowing base of $200.0 million, with $200.0 million of borrowings outstanding.  In connection with Amendment No. 8, the borrowing base was reduced from $200.0 million to $180.0 million, and will be further reduced to $100.0 million on the earlier of the closing of the Appalachian Basin Sale or April 10, 2016 and require borrowings in excess of such amount to be immediately repaid.  Future increases in the borrowing base in excess of the original $50.0 million are limited to 17.5% of the increase in adjusted consolidated net tangible assets as defined in the Notes agreement (as discussed below in “Senior Secured Notes”).

At December 31, 2015, the Company was not in compliance with the leverage ratio and senior secured leverage ratio under the Revolving Credit Facility.  The Company has been granted a waiver in regards to such ratio covenant defaults at December 31, 2015, and in conjunction with such waiver, the Company was in compliance with all financial covenants under the Revolving Credit Facility at December 31, 2015.

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

At December 31, 2015, the Notes reflected a balance of $317.8 million, net of unamortized discounts of $7.2 million, on the consolidated balance sheets.

5. Asset Retirement Obligation

A summary of the activity related to the asset retirement obligation is as follows:

	For the years ended December 31,
	2015	2014	2013
	(in thousands)
Asset retirement obligation, beginning of year	$5,557	$6,063	$6,963
Liabilities incurred during period	302	305	3,416
Liabilities settled during period	(37)	(704)	(126)
Accretion expense	502	506	468
Revision in previous estimates and other	178	32	60
Deletions related to property disposals	(416)	(645)	(4,718)
Asset retirement obligation, end of year	$6,086	$5,557	$6,063

As of December 31, 2015, the current portion of the Company's asset retirement obligation was $89,000 and was recorded in current liabilities on the consolidated balance sheet.

6. Fair Value Measurements

The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations, unproved properties and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements. The Company assesses its unproved properties for impairment whenever events or circumstances indicate the carrying value of those properties may not be recoverable. The fair value of the unproved properties is measured using an income approach based upon internal estimates of future production levels, current and future prices, drilling and operating costs, discount rates, current drilling plans and favorable and unfavorable drilling activity on the properties being evaluated and/or adjacent properties, which are Level 3 inputs. For the years ended December 31, 2015 and 2014, management's evaluation of unproved properties resulted in an impairment. Due to continued lower natural gas prices for dry gas and no current plans to drill or extend leases in the Appalachian Basin, the Company reclassified $14.4 million of unproved properties to proved properties for the year ended December 31, 2015. For the year ended

December 31, 2014, the Company reclassified $3.3 million of Marcellus East unproved properties to proved properties.  As no other fair value measurements are required to be recognized on a non-recurring basis at December 31, 2015, no additional disclosures are provided at December 31, 2015.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014:

	Fair value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$50,074	$—	$—	$50,074
Commodity derivative contracts	—	—	24,869	24,869
Liabilities:
Commodity derivative contracts	—	—	(451)	(451)
Total	$50,074	$—	$24,418	$74,492

	Fair value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$11,008	$—	$—	$11,008
Commodity derivative contracts	—	—	27,502	27,502
Liabilities:
Commodity derivative contracts	—	—	—	—
Total	$11,008	$—	$27,502	$38,510

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the years ended December 31, 2015 and 2014. Level 3 instruments presented in the table consist of net derivatives that, in management’s opinion, reflect the assumptions a marketplace participant would have used at December 31, 2015 and 2014.

	For the years ended December 31,
	2015	2014
	(in thousands)
Balance at beginning of period	$27,502	$3,764
Total gains included in earnings	24,589	19,569
Purchases	1,326	369
Issuances	(1,313)	—
Settlements(1)	(27,686)	3,800
Balance at end of period	$24,418	$27,502
The amount of total (losses) gains for the period included in earnings attributable to the change in the mark to market of commodity derivatives contracts still held at December 31, 2015 and 2014	$(1,890)	$23,902

(1)	Included in gain (loss) on commodity derivatives contracts on the consolidated statement of operations.

At December 31, 2015, the estimated fair value of accounts receivable, prepaid expenses, accounts and revenue payables and accrued liabilities approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s long-term debt at December 31, 2015 was $377.5 million based on quoted market prices of the Notes (Level 1) and the respective carrying value of the Revolving Credit Facility because the interest rate approximated the current market rate (Level 2). The estimated fair value of the Company’s long-term debt at December 31, 2014 was $330.6 million based on quoted market prices of the Notes (Level 1).

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

All derivative contracts are carried at their fair value on the balance sheet and all changes in value are recorded in the consolidated statement of operations in gain (loss) on commodity derivatives contracts. For the years ended December 31, 2015 and 2013, the Company reported losses of $1.9 million and $10.0 million, respectively, in the consolidated statement of operations related to the change in the fair value of its commodity derivative instruments.  For the year ended December 31, 2014, the Company reported a gain of $23.9 million in the consolidated statement of operations related to the change in the fair value of its commodity derivative instruments.

As of December 31, 2015, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume(1)	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in Bbls)
2016	Costless three-way collar	275	100,650	$85.00	$65.00	$95.10	$96.50
2016	Costless three-way collar	330	120,780	$80.00	$65.00	$97.35	$97.80
2016	Costless three-way collar	450	164,700	$57.50	$42.50	$80.00	$96.25
2016	Put spread	550	201,300	$85.00	$65.00	$—	$96.50
2016	Put spread	300	109,800	$85.50	$65.50	$—	$97.80
2017	Costless three-way collar	280	102,200	$80.00	$65.00	$97.25	$96.25
2017	Costless three-way collar	242	88,330	$80.00	$60.00	$98.70	$—
2017	Costless three-way collar	200	73,000	$60.00	$42.50	$85.00	$—
2017	Put spread	500	182,500	$82.00	$62.00	$—	$—
2017	Costless three-way collar	200	73,000	$57.50	$42.50	$76.13	$95.10
2018(2)	Put spread	425	103,275	$80.00	$60.00	$—	$97.35

(1)	Crude volumes hedged include oil, condensate and certain components of the Company’s NGLs production.
(2)	For the period January to August 2018.

As of December 31, 2015, the following natural gas transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in MMBtu’s)
2016(1)	Producer three-way collar	2,500	762,500	$—	$3.00	$2.25	$3.65
2016	Protective spread	2,000	732,000	$4.11	$—	$3.25	$—
2016	Producer three-way collar	2,000	732,000	$—	$4.00	$3.25	$4.58
2016	Producer three-way collar	5,000	1,830,000	$—	$3.40	$2.65	$4.10
2016	Basis swap(2)	2,500	915,000	$(1.10)	$—	$—	$—
2016	Basis swap(2)	2,500	915,000	$(1.02)	$—	$—	$—
2016	Basis swap(2)	2,500	915,000	$(1.00)	$—	$—	$—
2016(3)	Producer three-way collar	7,500	682,500	$—	$3.00	$2.50	$4.00
2016(4)	Producer three-way collar	5,000	1,375,000	$—	$3.00	$2.35	$4.00
2017	Short call	10,000	3,650,000	$—	$—	$—	$4.75
2017	Basis swap(2)	2,500	912,500	$(1.02)	$—	$—	$—
2017	Basis swap(2)	2,500	912,500	$(1.00)	$—	$—	$—
2017	Producer three-way collar	5,000	1,825,000	$—	$3.00	$2.35	$4.00
2018	Basis swap(2)	2,500	912,500	$(1.02)	$—	$—	$—
2018	Basis swap(2)	2,500	912,500	$(1.00)	$—	$—	$—
2018	Producer three-way collar	5,000	1,825,000	$—	$3.00	$2.35	$4.00

(1)	For the period January to October 2016.
(2)	Represents basis swaps at the sales point of TetcoM2.
(3)	For the period January to March 2016.
(4)	For the period April to December 2016.

As of December 31, 2015, the following NGLs derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price
		(in Bbls)
2016	Fixed price swap	500	183,000	$20.79

As of December 31, 2015, all of the Company’s economic derivative hedge positions were with a multinational energy company or large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contains credit-risk related contingent features.

In conjunction with certain derivative hedging activity, the Company deferred the payment of certain put premiums for the production month period January 2016 through December 2018. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month. The Company amortizes the deferred put premium liabilities as they become payable.

The following table provides information regarding the deferred put premium liabilities for the periods indicated:

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Current commodity derivative premium put payable	$3,194	$2,481
Long-term commodity derivative premium payable	2,788	4,702
Total unamortized put premium liabilities	$5,982	$7,183

	For the Years ended December 31,
	2015	2014
	(in thousands)
Put premium liabilities, beginning balance	$7,183	$7,145
Amortization of put premium liabilities	(2,295)	(145)
Additional put premium liabilities	1,094	183
Put premium liabilities, ending balance	$5,982	$7,183

The following table provides information regarding the amortization of the deferred put premium liabilities by year as of December 31, 2015:

Amortization
(in thousands)
January to December 2016	$3,194
January to December 2017	1,819
January to December 2018	969
Total unamortized put premium liabilities	$5,982

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of commodity derivative fair values in the consolidated statement of financial position and commodity derivative gains and losses in the consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
		Fair Value
		December 31,
	Balance Sheet Location	2015	2014
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Current assets	$15,534	$19,687
Commodity derivative contracts	Other assets	9,335	7,815
Commodity derivative contracts	Long-term liabilities	(451)	—
Total derivatives not designated as hedging instruments		$24,418	$27,502

		Amount of Gain (Loss) Recognized in Income on Derivatives For the Years Ended December 31,
	Location of Gain (Loss) Recognized in Income on Derivatives	2015	2014	2013
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Gain (loss) on commodity derivatives contracts	$24,589	$19,569	$(4,752)
Total		$24,589	$19,569	$(4,752)

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

On May 7, 2015, the Company entered into an at-the-market issuance sales agreement with MLV & Co. LLC (the “Sales Agent”) to sell, from time to time through the Sales Agent, shares of the Company's common stock (the “ATM Program”).  The shares will be issued pursuant to the Company's existing effective shelf registration statement on Form S-3, as amended (Registration No. 333-193832).  The Company registered shares having an aggregate offering price of up to $50.0 million.  During the year ended December 31, 2015, no shares were sold through the ATM program.

Stockholder Rights Agreement

On January 18, 2016, the Company’s Board of Directors adopted a stockholder rights plan (the “Rights Agreement”) pursuant to which the Company declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock.  The dividend was paid to stockholders of record on January 28, 2016. Each Right entitles the holder, subject to the terms of the Rights Agreement, to purchase one one-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock (the “Series C Preferred Stock”) at a price of $6.96, subject to certain adjustments.  The purpose of the Rights Agreement is to diminish the risk that the Company’s ability to reduce potential future federal income tax obligations would become subject to limitations by reason of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended.

The Rights generally become exercisable on the earlier of (i) ten business days after any person or group obtains beneficial ownership of 4.9% of the Company’s outstanding common stock (an “Acquiring Person”) or (ii) ten business days after commencement of a tender or exchange offer resulting in any person or group becoming an Acquiring Person.  The exercise price payable, and the number of shares of Series C Preferred Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution.  In the event that, after a person or a group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction (or 50% or more of the Company’s assets or earning power are sold), proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then-current exercise price of the Right, that number of shares of common stock of the acquiring company having a market value at the time of that transaction equal to two times the exercise price.

The Company may redeem the Rights in whole, but not in part, at any time before a person or group becomes an Acquiring Person at a price of $0.001 per Right, subject to adjustment. At any time after any person or group becomes an Acquiring Person, the Company may generally exchange each Right in whole or in part at an exchange ratio of two shares of common stock per outstanding Right, subject to adjustment.  The Rights will expire on January 18, 2019 unless terminated on an earlier date pursuant to the terms of the Rights Agreement.

The Series C Preferred Stock is not redeemable by the Company and has certain voting rights and dividend and liquidation privileges.

Preferred Stock

Pursuant to the Company’s certificate of incorporation, the Company has  40,000,000 shares of preferred stock  authorized.  The Company has designated 10,000,000 of such shares to constitute its 8.625% Series A Cumulative Preferred Stock (the “Series A Preferred Stock”) and 10,000,000 of such shares to constitute its 10.75% Series B Cumulative Preferred Stock (the “Series B Preferred Stock”).  The Series A Preferred Stock and the Series B Preferred Stock each have a par value of $0.01 per share and a liquidation preference of $25.00 per share.

Series A Preferred Stock

At December 31, 2015, there were 4,045,000 shares of Series A Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

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

The Company pays cumulative dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference. For the years ended December 31, 2015, 2014 and 2013, the Company paid dividends of $8.7 million, $8.7 million and $8.5 million, respectively.

Effective March 9, 2016, the Revolving Credit Facility prohibits the payment of cash dividends on the Company’s preferred stock commencing April 2016.  Dividends on the Series A and Series B Preferred Stock will accumulate regardless of whether any such dividends are declared. If the Company fails to pay full cash dividends in four calendar quarters, whether consecutive or non-consecutive, then the fixed rate of Series A and Series B Preferred Stock each increases by 2.00% and the holders, voting as a single class, will have the right to elect up to two directors to the board of directors of the Company.

Series B Preferred Stock

At December 31, 2015, there were 2,140,000 shares of the Series B Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

The Series B Preferred Stock ranks senior to the Company’s common stock and on parity with Series A Preferred Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up. The Series B Preferred Stock are subordinated to all of the Company’s existing and future debt and all future capital stock designated as senior to the Series B Preferred Stock.

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

The Company pays cumulative dividends on the Series B Preferred Stock at a fixed rate of 10.75% per annum of the $25.00 per share liquidation preference. For the years ended December 31, 2015, 2014 and 2013, the Company paid dividends of $5.8 million, $5.8 million and $847,000, respectively.

Effective March 9, 2016, the Revolving Credit Facility prohibits the payment of cash dividends on the Company’s preferred stock commencing April 2016.  Dividends on the Series A and Series B Preferred Stock will accumulate regardless of whether any such dividends are declared. If the Company fails to pay full cash dividends in four calendar quarters, whether consecutive or non-consecutive, then the fixed rate of Series A and Series B Preferred Stock each increases by 2.00% and the holders, voting as a single class, will have the right to elect up to two directors to the board of directors of the Company.

Other Share Issuances

The following table provides information regarding the issuances and forfeitures of the Company's common stock pursuant to the Gastar Exploration Inc. Long-Term Incentive Plan for the periods indicated:

	For the Years Ended December 31,
	2015	2014
Other stock issuances:
Shares of restricted common stock granted	1,426,604	601,473
Shares of restricted common stock vested	1,422,670	1,915,242
Shares of common stock issued pursuant to PBUs vested, net of forfeitures	497,636	472,189
Stock options exercised	—	7,500
Shares of restricted common stock surrendered upon vesting/exercise(1)	413,333	612,612
Shares of restricted common stock forfeited	119,499	47,398

(1)

Represents shares of common stock forfeited in connection with the payment of estimated withholding taxes on shares of restricted common stock that vested and with the payment of the exercise price and estimated withholding taxes on option exercises during the period.

In connection with the merger, Parent's 2006 Long-Term Stock Incentive Plan was assumed by Gastar Exploration Inc. and, effective as of the merger, was amended, restated and renamed the “Gastar Exploration Inc. Long-Term Incentive Plan” (as amended, the “LTIP”). On June 12, 2014, the Company's stockholders approved an amendment and restatement to the LTIP, effective April 24, 2014, to, among other things, increase the number of shares reserved for issuance under the LTIP by 3,000,000 shares. There were 2,877,599 shares available for issuance under the LTIP at December 31, 2015.

Shares Reserved

At December 31, 2015, the Company had 866,600 shares of common stock reserved for the exercise of stock options and 1,283,167 shares reserved for the settlement of PBUs.

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

At December 31, 2015, 2,877,599 shares of common stock were available for future stock-based compensation grants under the LTIP. All shares of common stock issued upon the exercise of stock option grants or vesting of restricted stock grants and PBUs are authorized, issued by the Company and are fully paid and non-assessable.

Stock Options

There were no stock options granted during the years ended December 31, 2015, 2014 and 2013. However, in prior years, the Company issued stock options as a component of its equity compensation program and the fair value of such stock options grants were estimated using the Black-Scholes Merton valuation model. As of December 31, 2015, all stock options were vested.

Stock Option Activity

The following tables summarize certain information related to outstanding stock options under the LTIP as of and for the year ended December 31, 2015:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	866,600	$11.75
Granted	—	—
Exercised	—	—
Canceled/Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2015	866,600	$11.75
Options vested and exercisable at December 31, 2015	866,600	$11.75	1.19	$—

There was no unrecognized expense as of December 31, 2015 for all outstanding options.

Restricted Share Activity

The Company has granted restricted shares of common stock which vest based upon continued service or certain other events. The vesting period for recent restricted common stock grants has been from one to three years, but generally has been over three years, except for grants to Company directors that vest in one year, vesting annually from the date of grant in equal proportions. The following table summarizes information related to restricted shares at December 31, 2015:

	Shares	Weighted Average Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding non-vested restricted shares at December 31, 2014	2,411,914	$2.79
Granted	1,426,604	2.40
Vested	(1,422,670)	2.67
Forfeited	(119,499)	2.58
Outstanding non-vested restricted shares at December 31, 2015	2,296,349	$2.63	1.23	$3,008

The following table summarizes the weighted average grant date fair value of restricted shares granted and the total fair value of shares vested for the periods indicated:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Weighted average grant date fair value per restricted share	$2.40	$5.85	$1.30
Total fair value of restricted shares vested	$3,794	$3,497	$2,725

For the year ended December 31, 2015, the Company recognized $3.5 million of compensation expense associated with restricted share awards.  Unrecognized compensation expense as of December 31, 2015 for all outstanding restricted share awards is $1.4 million and will be recognized over a weighted average period of 1.36 years.

Performance Based Units Activity

During 2015, 2014 and 2013, a portion of long-term incentive grants to Company management were in the form of PBUs. The PBUs represent a contractual right to receive shares of the Company's common stock, an amount of cash equal to the fair market value of a share of the Company's common stock, or a combination of shares of the Company's common stock and cash as of the date of settlement based on the number of PBUs to be settled. The settlement of PBUs may range from 0% to 200% of the targeted number of PBUs stated in the agreement contingent upon the achievement of certain share price appreciation targets as compared to a peer group index. The PBUs vest equally and settlement is determined annually over a three year period. Any PBUs not vested at each measurement date will expire.

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

The table below provides a summary of PBUs as of the date indicated:

	PBUs	Fair Value per Unit
Unvested PBUs at December 31, 2014	990,658	$3.19
Granted	741,146	3.01
Vested	(448,637)	2.76
Forfeited	—	—
Unvested PBUs at December 31, 2015	1,283,167	$3.24

For the year ended December 31, 2015, the Company recognized $1.5 million of compensation expense associated with the PBUs. As of December 31, 2015, the Company had $1.8 million of total unrecognized expense for the PBUs to be recognized over a weighted average period of 1.92 years.

Stock-Based Compensation Expense

For the years ended December 31, 2015, 2014 and 2013, the Company recorded stock-based compensation expense for restricted shares, PBUs, and stock options granted using the fair-value method of $5.0 million, $4.9 million and $3.4 million, respectively. All stock-based compensation costs were expensed and not tax affected, as the Company currently records no U.S. income tax expense.

As of December 31, 2015, the Company had approximately $3.2 million of total unrecognized compensation cost related to unvested restricted shares and PBUs, which is expected to be amortized over the following periods:

Amount
(in thousands)
2016	$2,074
2017	1,075
2018	82
Total	$3,231

10. Interest Expense

The following tables summarize the components of the Company's interest expense for the periods indicated:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Interest expense:
Cash and accrued	$30,981	$28,851	$14,130
Amortization of deferred financing costs(1)(2)	3,584	3,067	2,322
Capitalized interest	(3,879)	(4,347)	(3,284)
Total interest expense	$30,686	$27,571	$13,168

(1)

The year ended December 31, 2013 includes $1.2 million of deferred financing costs written off as a result of the Revolving Credit Facility. For more information, see Note 4. “Long-Term Debt - Second Amended and Restated Revolving Credit Facility.”

(2)	The years ended December 31, 2015, 2014 and 2013 include $2.5 million, $2.3 million and $716,000, respectively, of debt discount accretion related to the Notes.

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

As of December 31, 2015, Chesapeake Energy Corporation did not own any of the Company's outstanding common stock.

12. Income Taxes

The following table summarizes the components of the Company’s (loss) income before income taxes for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
United States	$(459,507)	$50,953	$35,234
Foreign	—	—	(1,934)
Total income (loss) before income taxes	$(459,507)	$50,953	$33,300

The Company did not report any current provision for income taxes for the years ended December 31, 2015, 2014 and 2013.

The Company’s deferred income tax expense (benefit) consists of the following for the periods presented:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Deferred:
Federal	$—	$—	$(15,299)
State	—	—	(743)
Foreign	—	—	—
Income tax expense (benefit)	$—	$—	$(16,042)

The following table provides a reconciliation of the Company’s effective tax rate from the U.S. 35% statutory rate for the periods indicated:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Expected income tax provision (benefit) at statutory rate	$(160,827)	$17,833	$11,655
State tax, tax effected	(7,799)	803	96
Stock-based compensation expense (benefit)	255	(1,291)	605
Tax effect of Canadian tax rate differences	—	—	193
Loss of Canadian tax attributes due to migration from Canada	—	—	19,825
Gain on acquisition of assets at fair value	—	—	(9,685)
Non-deductible costs of migration from Canada to U.S.	—	—	95
Other	17	38	(49)
Other changes in valuation allowance	168,354	(17,383)	(38,777)
Actual income tax provision	$—	$—	$(16,042)

The components of the Company’s U.S. deferred taxes are as follows:

	As of December 31,
	2015	2014
	(in thousands)
Deferred tax asset (liability):
Capital assets	$10,485	$(134,223)
Stock-based compensation	4,243	4,504
Net operating loss carry forwards	187,963	164,056
Foreign tax credit carry forwards	50,681	50,681
Valuation allowance	(253,372)	(85,018)
Net deferred tax asset	$—	$—

The Company has approximately $512.0 million of net operating loss carry forwards as of December 31, 2015, which, if not utilized, will expire between 2030 and 2035. For U.S. federal income tax purposes, as of December 31, 2015, the Company has foreign tax credit carry forwards of $50.7 million, which, if not utilized, will expire in 2019. The utilization of the net operating loss carry forward and the foreign tax credit carry forward are dependent on the Company generating future taxable income and U.S. tax liability, as well as other factors.

Effective November 14, 2013, the Company withdrew from Canada and re-incorporated in Delaware (the “Migration”). As a result of the Migration, the Company's Canadian tax attributes have effectively been forfeited. As all of the Canadian tax attributes were subject to a valuation allowance, the Migration from Canada to the U.S. did not result in any Canadian tax expense.

Current authoritative guidance requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For a tax position meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At December 31, 2015, the Company did not have any material unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company is subject to examination of income tax filings in the U.S. and various state jurisdictions for the periods 2010 and forward and the foreign jurisdiction of Canada for the tax periods 2000 through 2013 due to the Company’s continued loss position in such jurisdiction.

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

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands, except per share and share data)
Net income (loss) attributable to common stockholders	$(473,980)	$36,529	$39,964
Weighted average shares of common stock outstanding - basic	77,511,677	63,270,733	60,220,115
Incremental shares from unvested restricted shares	—	2,451,903	2,869,490
Incremental shares from outstanding stock options	—	97,491	26,095
Incremental shares from outstanding PBUs	—	672,462	502,701
Weighted average shares of common stock outstanding - diluted	77,511,677	66,492,589	63,618,401
Net income (loss) per share of common stock attributable to common stockholders:
Basic	$(6.11)	$0.58	$0.66
Diluted	$(6.11)	$0.55	$0.63
Shares of common stock excluded from denominator as anti-dilutive:
Unvested restricted shares	177,663	34,058	3,505
Unvested PBUs	17,589	—	—
Total	195,252	34,058	3,505

14. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities and certain office equipment under non-cancelable operating lease agreements with various termination dates, the latest of which is December 2018. For the years ended December 31, 2015, 2014 and 2013, office lease expense totaled approximately $687,000, $649,000 and $372,000, respectively.

As of December 31, 2015, the Company’s aggregate future minimum annual rental commitments under the non-cancelable leases for the next five years are as follows:

2016	$660
2017	211
2018	176
$1,047

Litigation

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

Husky Ventures, Inc. vs. J. Russell Porter, Michael A. Gerlich, Michael McCown, Keith R. Blair, Henry J. Hansen and John M. Selser Sr.  (Case No. CIV-15-637-R) United States District Court for the Western District of Oklahoma. On June 9, 2015, Husky Ventures, Inc. (“Husky”) filed this action against five of Gastar’s senior officers and our non-executive chairman of the board alleging that each of the defendants committed fraud by grossly understating the costs of certain oil and gas interests Gastar acquired that were outside a Mid-Continent AMI between Husky and Gastar while inflating the costs of interests simultaneously acquired within the AMI.  Husky alleged this resulted in the defendants improperly shifting a disproportionate amount of acquisition costs away from Gastar and to Husky.  Husky sought to recover actual damages alleged to be in excess of $2.0 million, as well as punitive damages and attorneys’ fees. In connection with Gastar’s entry into the purchase agreement in connection with the Husky Acquisition, Gastar, five of its senior officers, its non-executive chairman and Husky agreed to a mutual release of claims that Gastar and Husky made against each other in this matter as well as any claims the parties may have had against each other in connection with the AMI participation agreements.  The claims the parties had filed against each other were therefore dismissed on October 16, 2015.

Gastar Exploration Inc. v. Christopher McArthur (Cause No.:  2015-77605) 157th Judicial District Court, Harris County, Texas. On December 29, 2015, Gastar filed suit against Christopher McArthur (“McArthur”) in the District Court of Harris County, Texas.  The lawsuit arises from a demand letter sent by McArthur to Gastar in which he claimed to be party to an agreement or contract with Gastar that entitled him to be paid $2.75 million for services rendered.  In its lawsuit, Gastar denies that such an agreement or contract exists, that McArthur provided any services to Gastar or for Gastar’s benefit, and seeks a declaratory judgment that it did not enter into an agreement or contract with McArthur and that it does not owe any amounts to McArthur under the terms of any agreement or contract.  Gastar also seeks to recover its attorneys’ fees.  McArthur answered the lawsuit on February 8, 2016 by filing a general denial.

Eagle Natrium LLC v. Gastar Exploration USA, Inc., Cause No. GD-14-7208, In the Court of Common Pleas of Allegheny County, Pennsylvania. On April 22, 2014, Eagle Natrium LLC (“Eagle”), a wholly-owned subsidiary of Axiall Corporation, filed a complaint against Gastar in the Court of Common Pleas of Allegheny County, Pennsylvania seeking to enjoin Gastar's hydraulic fracturing and completion operations on three wells drilled from Gastar's Goudy pad in Marshall County, West Virginia, or conducting any activity that poses a substantial risk of harm to Eagle's brine operations. Gastar is the operator of approximately 16,000 acres in Marshall County, West Virginia, including a 3,300 gross acre oil and gas lease adjacent to Eagle's facilities. Eagle operates a subsurface brine operation which it acquired from the lessor of Gastar's lease. Eagle has asserted its right to relief based on certain of the lessor's rights which were assigned to Eagle by the lessor solely as they relate to the brine and related facilities. The complaint alleges that the contemplated operations of Gastar, which include hydraulic fracturing, pose a danger to the subsurface brine operations of Eagle. All wells drilled to date on this lease, including the wells principally involved in the complaint, were previously approved pursuant to the terms of Gastar's lease.  A hearing on the request for preliminary injunction was held over the course of two weeks. After considering the evidence presented at the hearing and the party's briefing, the court issued an order on October 21, 2014 denying the request for a preliminary injunction. On October 30, 2014, Eagle filed a nearly identical lawsuit against Gastar and the West Virginia Department of Environmental Protection (“WVDEP”) in the Circuit Court of Marshall County, West Virginia, requesting a temporary restraining order prohibiting Gastar from hydraulically fracturing the same wells that were the subject of the proceeding in Pennsylvania. That same day, the Court held a hearing and granted a temporary restraining order against Gastar and required that Eagle post an $800,000 bond. On December 24, 2014, Circuit Judge David W. Hummel dismissed Gastar from the lawsuit finding that Eagle was collaterally and judicially estopped from maintaining in West Virginia a lawsuit that was essentially identical to the prior lawsuit in Pennsylvania. After further briefing, Judge Hummel dismissed the claims against the WVDEP on December 29, 2014.

After the dismissal of the West Virginia lawsuit, Gastar began completion operations and has since completed the three wells drilled from its Goudy pad that formed the basis of Eagle’s complaint.  Gastar moved to dismiss the suit in Pennsylvania on account of mootness and has added a counterclaim seeking damages from Eagle as a result of the proceedings. Gastar sought attorney’s fees and damages in West Virginia, ultimately settling its claims for costs against Eagle by accepting $900,000.  The West Virginia matter was therefore dismissed on December 3, 2015.

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

Commitments

During December 2010, we, along with Atinum, entered into a gas purchase agreement with SEI Energy, LLC (“SEI”) with respect to our Marshall County, West Virginia production. The initial term of the gas purchase agreement was five years with the option to extend the term of the gas purchase agreement for an additional five year period. Our Marshall County, West Virginia production is dedicated to SEI for the term of the gas purchase agreement. During June 2014, the Company entered into an agreement to include the dedication of all of our Wetzel County, West Virginia production to SEI in addition to our Marshall County, West Virginia production. SEI will purchase all hydrocarbon production, including all natural gas, condensate and natural gas liquids. SEI has an agreement to utilize the Williams Ohio Valley Midstream LLC (“Williams") midstream facilities (formerly owned by Caiman Energy Midstream, LLC), including its 520.0 MMcf/d Fort Beeler processing plant or William's 200.0 MMcf/d Oak Grove processing plant located in Marshall County, West Virginia for transporting and processing. In order to secure access to the Williams facilities, we, Atinum and SEI dedicated all hydrocarbons purchased and produced in Marshall County, West Virginia for a term of ten years.  Upon closing of the sale of the Company’s Marshall and Wetzel County, West Virginia properties, the Company will no longer utilize SEI and will have no further obligations under the SEI agreement.

Restoration, Removal and Environmental Liabilities

The Company is subject to various regulatory and statutory requirements relating to the protection of the environment. These requirements, in addition to contractual agreements and management decisions, result in the accrual of estimated future removal and site restoration costs. These costs are initially measured at a fair value and are recognized in the consolidated financial statements as the present value of expected future cash flows. Subsequent to the initial measurement, the effect of the passage of time on the liability for the asset retirement obligation (accretion expense) and the amortization of the asset retirement obligation cost are recognized in the results of operations. Costs attributable to these commitments and contingencies are expected to be incurred over an extended period of time and are to be funded mainly from the Company’s cash provided by operating activities. Although the ultimate impact of these matters on net earnings cannot be determined at this time, it could be material for any quarter or year. At December 31, 2015, the Company had total liabilities of $6.1 million related to asset retirement obligations of which $89,000 is recorded as short-term liabilities and $6.0 million is recorded as long-term liabilities. Due to the nature of these obligations, the Company cannot determine precisely when the payments will be made to settle these obligations. See Note 5, “Asset Retirement Obligation.”

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

Employment Agreements

The Company entered into employment agreements with its Chief Executive Officer and its Chief Financial Officer, effective February 24, 2005 (as amended July 25, 2008 and February 3, 2011) and May 17, 2005 (as amended July 25, 2008 and April 10, 2012), respectively. The Company entered into an employment agreement with its Chief Operating Officer on June 19, 2014 and such agreement was terminated on February 1, 2016 in conjunction with the  Chief Operating Officer’s retirement. The agreements set forth, among other things, annual compensation, and adjustments thereto, bonus payments, fringe benefits, termination and severance provisions.

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

15. Concentration of Risk and Significant Customers

The following table provides information regarding the approximate percentages of the Company's oil, condensate, natural gas and NGLs revenues excluding hedge impact by area derived from production from producing wells for the periods indicated:

	For the Years Ended December 31,
	2015	2014	2013
Appalachian Basin	17%	39%	65%
Mid-Continent	83%	61%	26%
Hilltop Area, East Texas(1)	—%	—%	9%

(1)	The Company’s working interest in the Hilltop Area, East Texas was sold on October 2, 2013, with an effective date of January 1, 2013.

The following table provides information regarding the Company’s significant customers whom accounted for more than 10% of the Company’s oil, condensate, natural gas and NGLs revenues, excluding hedge impact, for the periods indicated:

	For the Years Ended December 31,
	2015	2014	2013
SEI	22%	50%	56%
Sunoco	62%	37%	16%

SEI and Sunoco purchase the majority of the Company’s Mid-Continent production. There are numerous purchase and transportation alternatives currently available in the Mid-Continent so in the event that SEI or Sunoco were to cease purchasing and transporting our oil, condensate, natural gas and NGLS production, the Company’s ability to conduct normal operations would not be significantly restricted.  SEI purchases the majority of the Company’s Appalachian Basin production. There are limited oil, condensate, natural gas and NGLs purchase and transportation alternatives currently available in Appalachia. If SEI was to cease purchasing and transporting the Company’s Appalachian Basin oil, condensate, natural gas and NGLs production and the Company was unable to obtain timely access to existing or future facilities on acceptable terms, or in the event of any significant change affecting these facilities, including delays in the commencement of operations of any new pipelines or the unavailability of the new pipelines or other facilities due to market conditions, mechanical reasons or otherwise, the Company’s ability to conduct normal operations would be restricted.

16. Statement of Cash Flows – Supplemental Information

The following is a summary of the Company's supplemental cash paid and non-cash transactions disclosed in the notes to the consolidated financial statements:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cash paid for interest, net of capitalized amounts	$26,859	$24,632	$7,341
Non-cash transactions:
Capital expenditures (excluded from) included in accounts payable and accrued drilling costs	$(26,228)	$12,777	$582
Capital expenditures included in accounts receivable	—	4,077	(4,077)
Asset retirement obligation included in oil and natural gas properties	526	221	(1,302)
Asset retirement obligation for property disposals	(416)	(645)	(4,354)
Application of advances to operators	11,445	58,326	19,755
Other	5	(11)	47

17. Quarterly Consolidated Financial Data – Unaudited

The following tables summarize the Company’s results of operations by quarter for the years ended December 31, 2015 and 2014:

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share and per share data)
Revenues	$34,372	$21,928	$28,386	$22,608
Income (loss) from operations(1)	8,172	(107,462)	(180,272)	(149,272)
Income (loss) before provision for income taxes	614	(114,395)	(188,201)	(157,525)
Net income (loss)	614	(114,395)	(188,201)	(157,525)
Dividend on preferred stock	3,618	3,619	3,618	3,618
Net loss attributable to common stockholders	(3,004)	(118,014)	(191,819)	(161,143)
Net loss per share of common stock attributable to common stockholders:
Basic	$(0.04)	$(1.52)	$(2.47)	$(2.07)
Diluted	$(0.04)	$(1.52)	$(2.47)	$(2.07)
Weighted average shares of common stock outstanding:
Basic	77,114,826	77,611,167	77,628,120	77,685,049
Diluted	77,114,826	77,611,167	77,628,120	77,685,049

(1)Income (loss) from operations for the second, third and fourth quarters of 2015 includes impairment of oil and natural gas properties of $100.2 million, $182.0 million and $144.8 million, respectively.

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

18. Supplemental Oil and Gas Disclosures – Unaudited

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The following table presents the Company’s aggregate capitalized costs relating to oil and natural gas producing activities in the U.S. for the periods indicated:

	As of December 31,
	2015	2014	2013
	(in thousands)

Proved properties:	$1,286,373	$1,124,367	$935,773
Total proved properties	1,286,373	1,124,367	935,773

Unproved properties:	92,609	128,274	96,220
Total unproved properties	92,609	128,274	96,220
Total oil and natural gas properties	1,378,982	1,252,641	1,031,993

Less:
Impairment of proved oil and natural gas properties	(764,817)	(337,939)	(337,939)
Accumulated depreciation, depletion and amortization	(286,020)	(223,555)	(177,790)
Net capitalized costs	$328,145	$691,147	$516,264

Pursuant to authoritative guidance for accounting for asset retirement obligations, net capitalized costs include related asset retirement costs of approximately $2.4 million, $2.4 million and $3.4 million at December 31, 2015, 2014 and 2013, respectively.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

The following table sets forth costs incurred related to the Company’s oil and natural gas activities in the U.S. for the periods indicated:

	For the years ended December 31,
	2015	2014	2013
	(in thousands)
Property acquisition
Proved(1)	$15,615	$—	$189,594
Unproved(2)	50,434	41,475	71,472
Exploration	53,290	127,384	36,893
Development	54,316	57,913	53,058
Total costs incurred	$173,655	$226,772	$351,017

(1)	The 2013 property acquisition costs exclude a downward adjustment of $2.6 million for fair value of acquisition.
(2)	The 2013 property acquisition costs exclude $46.3 million of adjustment for fair value of acquisition.

Results of Operations for Oil and Natural Gas Producing Activities

The following table sets forth the Company’s results of operations for oil and natural gas producing activities in the U.S. for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands, except per Mcfe data)
Oil, condensate, natural gas and NGLs sales, including commodity derivatives	$107,294	$171,418	$87,755
Production expenses	(28,792)	(29,735)	(18,113)
Impairment of oil and natural gas properties	(426,878)	—	—
Depreciation, depletion and amortization	(62,465)	(45,765)	(32,158)
Results of producing activities	$(410,841)	$95,918	$37,484
Depreciation, depletion and amortization per MBoe	$12.67	$12.34	$9.94

The results of producing activities exclude interest charges and general corporate expenses.

In accordance with current authoritative guidance, estimates of the Company’s proved reserves and future net revenues are made using benchmark prices, before lease adjustments, that are the 12-month unweighted arithmetic average of the first-day-of-the-month prices for oil and natural gas as of December 31, 2015 and 2014. The following table provides the key benchmark natural gas and oil prices used as of the periods indicated to calculate reserves:

	As of December 31,
	2015	2014
Natural gas (per MMBtu):
Henry Hub	$2.59	$4.35
Oil (per Bbl):
WTI spot	$50.28	$94.99

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

Net Proved and Proved Developed Reserve Summary

Reserve Estimation. The reserve information presented below is based on estimates of net proved reserves as of December 31, 2015, 2014, and 2013. Proved oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be economically producible in future years from known reservoirs under existing economic conditions, operating methods and governmental regulations (i.e., prices and costs as of the date the estimate is made). Proved developed oil and natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Undeveloped oil and natural gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic productivity at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time. The Company’s proved developed and proved undeveloped reserves are located only in the U.S.

The following tables set forth changes in estimated net proved and proved developed and undeveloped reserves for the years ended December 31, 2015, 2014 and 2013:

Change in Proved Reserves	Condensate and Oil (MBbl) (1)	Natural Gas (MMcf) (2)	NGLs (MBbl) (1)	MBoe Equivalents (3)
Proved reserves as of December 31, 2012	3,394	131,010	4,922	30,152
2013 Activity:
Extensions and discoveries(4)	4,385	52,750	2,306	15,483
Revisions of previous estimates	(337)	8,114	714	1,729
Production	(515)	(13,366)	(494)	(3,237)
Purchases in place	7,796	26,961	2,350	14,639
Sales in place	(5)	(24,759)	—	(4,132)
Proved reserves as of December 31, 2013	14,718	180,710	9,798	54,634
2014 Activity:
Extensions and discoveries(5)	13,137	121,672	9,394	42,810
Revisions of previous estimates	1,780	(2,465)	7,205	8,574
Production	(975)	(11,598)	(800)	(3,708)
Sales in place	(24)	(1,314)	(4)	(247)
Proved reserves as of December 31, 2014	28,636	287,005	25,593	102,063
2015 Activity:
Extensions and discoveries(6)	4,777	14,114	2,244	9,374
Revisions of previous estimates(7)	(8,962)	(182,600)	(13,873)	(53,268)
Production	(1,425)	(13,759)	(1,212)	(4,931)
Purchases in place	1,270	4,965	873	2,971
Sales in place	(94)	(1,274)	(26)	(332)
Proved reserves as of December 31, 2015	24,202	108,451	13,599	55,877

(1)	Thousand barrels
(2)	Million cubic feet or million cubic feet equivalent, as applicable
(3)

Thousand barrels of oil, condensate or NGLs and natural gas equivalent. Natural gas volumes have been converted to equivalent oil, condensate and NGLs volumes using a conversion factor of one barrel of oil, condensate or NGLs to six cubic feet of natural gas.

(4)

Of the 2013 extensions and discoveries, 74% resulted from successful drilling results in the Marcellus Shale. The remainder of the 2013 extensions and discoveries resulted from the Company's Mid-Continent drilling operations.

(5)

Of the 2014 extensions and discoveries, 69% resulted from successful drilling results in the Marcellus Shale. The remainder of the 2014 extensions and discoveries resulted from the Company's Mid-Continent drilling operations.

(6)	All of the 2015 extensions and discoveries resulted from the Company’s Mid-Continent drilling operations.
(7)

The 2015 revisions of previous estimates resulted primarily from a 36.8 MMBoe decrease in Appalachian Basin reserves due to the suspension of the Marcellus and Utica Shale drilling programs in 2015 and the significant decrease in the 12-month unweighted arithmetic average of the first-day-of-the-month prices for oil and natural gas as of December 31, 2015 and 2014.

Proved Developed and Undeveloped Reserves	Condensate and Oil (MBbl) (1)	Natural Gas (MMcf) (2)	NGLs (MBbl) (1)	MBoe Equivalents (3)
December 31, 2013
Proved developed reserves	5,834	114,195	6,025	30,892
Proved undeveloped reserves	8,884	66,515	3,773	23,742
Total	14,718	180,710	9,798	54,634
December 31, 2014
Proved developed reserves	6,968	114,564	10,726	36,789
Proved undeveloped reserves	21,668	172,441	14,867	65,274
Total	28,636	287,005	25,593	102,063
December 31, 2015
Proved developed reserves	7,181	77,966	8,240	28,415
Proved undeveloped reserves	17,021	30,485	5,359	27,462
Total	24,202	108,451	13,599	55,877

(1)	Thousand barrels
(2)	Million cubic feet or million cubic feet equivalent, as applicable
(3)

Thousand barrels of oil, condensate or NGLs and natural gas equivalent. Natural gas volumes have been converted to equivalent oil, condensate and NGLs volumes using a conversion factor of one barrel of oil, condensate or NGLs to six cubic feet of natural gas.

.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes that such information is essential for a proper understanding and assessment of the data presented.

For the years ended December 31, 2015, 2014 and 2013 future cash inflows were computed using the 12-month unweighted arithmetic average of the first-day-of-the-month prices for natural gas and oil (the “benchmark base prices”). For the periods indicated, the following benchmark base prices for natural gas and oil, before lease adjustments, were used in the calculations:

	For the Years Ended December 31,
	2015	2014	2013
Natural gas, per MMBtu
Henry Hub	$2.59	$4.35	$3.67
Oil, per barrel:
WTI spot	$50.28	$94.99	$96.78

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves in the U.S. is presented below (in thousands):

December 31, 2013:
Future cash inflows	$2,103,023
Future production costs	(588,568)
Future development costs	(296,666)
Future income taxes	(215,502)
Future net cash flows	1,002,287
10% annual discount for estimated timing of cash flows	(486,458)
Standardized measure of discounted future cash flows	$515,829
December 31, 2014:
Future cash inflows	$3,855,227
Future production costs	(1,048,554)
Future development costs	(611,602)
Future income taxes	(486,593)
Future net cash flows	1,708,478
10% annual discount for estimated timing of cash flows	(891,739)
Standardized measure of discounted future cash flows	$816,739
December 31, 2015:
Future cash inflows	$1,425,734
Future production costs	(547,484)
Future development costs	(365,123)
Future income taxes(1)	—
Future net cash flows	513,127
10% annual discount for estimated timing of cash flows	(283,324)
Standardized measure of discounted future cash flows	$229,803

(1)

No future taxes payable has been included in the determination of discounted future net cash flows for 2015 due to existing tax loss carry forwards and property tax basis exceeding future net cash flows.

Changes in Standardized Measure of Discounted Future Net Cash Flows

The principal sources of changes in the standardized measure of future net cash flows are as follows (in thousands):

December 31, 2012	$206,809
Extensions and discoveries, less related costs	196,448
Sale of natural gas and oil, net of production costs	(74,394)
Purchases of reserves in place	247,208
Sales of reserves in place	(9,063)
Revisions of previous quantity estimates	6,191
Net change in income tax	(76,701)
Net change in prices and production costs	79,820
Accretion of discount	1,211
Development costs incurred	23,567
Net change in estimated future development costs	(97,461)
Change in production rates (timing) and other	12,194
December 31, 2013	$515,829
Extensions and discoveries, less related costs	369,806
Sale of natural gas and oil, net of production costs	(122,114)
Sales of reserves in place	(1,475)
Revisions of previous quantity estimates	101,044
Net change in income tax	(95,245)
Net change in prices and production costs	59,786
Accretion of discount	(3,996)
Development costs incurred	37,461
Net change in estimated future development costs	(1,276)
Change in production rates (timing) and other	(43,081)
December 31, 2014	$816,739
Extensions and discoveries, less related costs	71,547
Sale of natural gas and oil, net of production costs	(53,914)
Purchases of reserves in place	9,937
Sales of reserves in place	(4,853)
Revisions of previous quantity estimates	(324,036)
Net change in income tax	171,946
Net change in prices and production costs	(604,074)
Accretion of discount	98,869
Development costs incurred	10,500
Net change in estimated future development costs	31,131
Change in production rates (timing) and other	6,011
December 31, 2015	$229,803

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting of Gastar Exploration, Inc.

Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and chief accounting officer, we evaluated the effectiveness of the design and operation of our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act) as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015 based on the criteria listed herein. The results of management’s assessment were reviewed with the Audit Committee of our Board of Directors.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued an attestation report on Gastar Exploration Inc.'s internal control over financial reporting. Their report appears below.

GASTAR EXPLORATION INC.
/s/ J. RUSSELL PORTER	/s/ MICHAEL A. GERLICH
J. Russell Porter	Michael A. Gerlich
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
March 10, 2016	March 10, 2016

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Gastar Exploration Inc.

Houston, Texas

We have audited Gastar Exploration Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the effectiveness of internal control over financial reporting of the Company based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, Texas

March 10, 2016

Item 9B. Other Information

Waiver and Amendment to Second Amended and Restated Credit Agreement

On March 9, 2016, we entered into Waiver and Amendment No. 8 to Second Amended and Restated Credit Agreement (as previously defined, “Amendment No. 8”), among us, as Borrower, the Lenders party thereto constituting the Required Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Lender.  Pursuant to Amendment No. 8, we obtained the following relief with respect to our financial covenant compliance:

(i) a permanent waiver of the defaults at December 31, 2015 of our leverage ratio and senior secured leverage ratio under the Revolving Credit Facility;

(ii) relief from compliance with our leverage ratio through the fiscal quarter ending on March 31, 2017, but we must maintain a maximum leverage ratio of not greater than 4.0 to 1.0 for each fiscal quarter ending on or after June 30, 2017;

(iii) an adjustment to the interest coverage ratio for each fiscal quarter ending on or after June 30, 2016 but prior to June 30, 2017, to 1.10 to 1.00 and for each fiscal quarter ending on or after June 30, 2017, to 2.50 to 1.00; and

(iv) an adjustment to our senior secured leverage ratio for each fiscal quarter ending on or after June 30, 2016 but prior to June 30, 2017, to 2.50 to 1.00 provided that during such period we may subtract all cash on hand in calculating the senior secured leverage ratio for such periods and for each fiscal quarter ending on or after June 30, 2017, to 2.00 to 1.00 provided that during such period we may only subtract up to $5 million of cash on hand in calculating the senior secured leverage ratio for such periods.

As consideration for the financial covenant relief provided for in Amendment No. 8, the Revolving Credit Facility was also amended to, among other things:

(i) set the interest margin at (a) 4.00% per annum for Eurodollar rate borrowings and (b) 3.00% per annum for borrowings based on the reference rate;

(ii) reduce the borrowing base from $200.0 million to $180.0 million at the earlier of the closing of the Appalachian Basin Sale or April 10, 2016, at which point the borrowing base will automatically be reduced to $100.0 million and require borrowings in excess of such amount be immediately repaid;

(iii) require additional automatic reductions of the borrowing base in connection with assets sales in excess of $5 million or the termination of any hedge agreements governing hedges with a settlement date on or after July 1, 2016;

(iv) provide for an additional interim borrowing base redetermination in August 2016;

(v) require the consent of the lenders to any asset sales in excess of $5 million; and

(vi) restrict us after March 2016 from making any distributions or paying any cash dividends to the holders of our preferred equity, including our outstanding shares of Series A and Series B Preferred Stock.

The description of Amendment No. 8 in this Form 10-K is a summary and is qualified in its entirety by reference to the complete text of such amendment, a copy of which is filed as an exhibit to this Form 10-K.

Relationships

        Certain parties to the agreement governing our Revolving Credit Facility and Amendment No. 8, or their respective affiliates (collectively, the “Banks”), perform and have performed commercial and investment banking and advisory services for us from time to time for which they receive and have received customary fees and expenses. In addition, Wells Fargo Bank, National Association, is the trustee for our Notes. The Banks may, from time to time, engage in transactions with and perform services for us in the ordinary course of their business, for which they will receive fees and expenses.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our executive officers, other members of management and directors, and their ages and positions as of March 1, 2016, are as follows:

Name	Age	Position
J. Russell Porter (1)	54	Director, President and Chief Executive Officer
Michael A. Gerlich (1)	61	Senior Vice President, Chief Financial Officer and Corporate Secretary
Keith R. Blair	61	Vice President and Exploration Manager
Henry J. Hansen	60	Vice President - Land
Jerry R. Schuyler	60	Director, Chairman of the Board
John H. Cassels	68	Director
Randolph C. Coley	69	Director
Stephen A. Holditch	69	Director
Robert D. Penner	72	Director

(1)	Messrs. Porter and Gerlich are our only “Executive Officers” as such term is defined by the rules promulgated by the SEC.

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

Jerry R. Schuyler became a member of the Board effective August 8, 2014 and effective November 16, 2015, was appointed Chairman of the Board. Mr. Schuyler is currently an independent director for privately-funded Yates Petroleum Corporation (“Yates”), an exploration and production company.  He was elected to the Yates board in December 2015.   Mr. Schuyler was also an independent director for private equity funded Gulf Coast Energy Resources Company, an exploration and production company, a position he held from 2010 until the company’s sale in 2015.  He also served as an independent director for publicly traded Rosetta Resources Inc. (“Rosetta”), an independent oil and natural gas exploration company, from December 2013 until Rosetta was purchased in 2015. Mr. Schuyler previously served as a director for Laredo Petroleum, Inc. (“Laredo”) for six years. He joined Laredo in June 2007 as Executive Vice President and Chief Operating Officer. In July 2008, he was promoted to President and Chief Operating Officer. He served in that capacity and as a director of the Laredo board of directors until July of 2013 when he announced his retirement. During Mr. Schuyler’s tenure at Laredo, he was instrumental in helping grow Laredo from a private equity financed start-up company into a publicly traded company listed on the NYSE. Mr. Schuyler has a Bachelor of Science degree in Petroleum Engineering from Montana College of Mineral Science and Technology and attended several graduate business courses in the executive program at the Bauer College of Business at the University of Houston. Mr. Schuyler was chosen as a director because of his substantial knowledge of the energy industry and his business, leadership and management expertise.

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

Randolph C. Coley was appointed to the Board in January 2010. Mr. Coley is currently retired and has been since the end of 2008. From 1999 until his retirement at the end of 2008, Mr. Coley was a partner in the Houston, Texas office of the law firm of King & Spalding LLP, where his practice was concentrated in the areas of corporate and securities law. Previously, he served as Executive Managing Director and Head of Investment Banking for Morgan Keegan & Company, Inc. and was a partner in King & Spalding LLP's Atlanta office. He is a director of Deltic Timber Corporation, a publicly-traded natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber, a position he has held since 2007. Additionally, he is a member of the audit and the nominating and corporate governance committees of that organization. He also served as a director of Trade Street Residential, Inc. (“Trade Street”), a real estate investment trust that develops and owns residential apartments, from 2013 until it was merged out of existence in September 2015. Mr. Coley was a member of the audit committee and chaired the nominating and corporate governance committee of Trade Street. He has held no other directorship positions in publicly-traded companies during the last five years. Mr. Coley earned his undergraduate degree from Vanderbilt University and graduated with a law degree from Vanderbilt School of Law. Mr. Coley resides in Atlanta, Georgia, USA. Mr. Coley was chosen as a director because of his extensive business and legal background and his keen understanding of various corporate governance matters that he has attained through his representation of and service on other public company boards.

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

To our knowledge, based on our review of the copies of such reports and written representations that no other reports were required, we believe that all such filing requirements were complied with during the fiscal year ended December 31, 2015.

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

Audit Committee

The Board has designated a standing Audit Committee. The Audit Committee currently consists of Messrs. Penner (Chairman), Cassels and Coley, each of whom the Board has determined to be independent under the rules of the NYSE MKT LLC and Section 10A of the Exchange Act. The Board has determined that each member of the Audit Committee is financially literate and Mr. Penner is an “audit committee financial expert,” within the meaning proscribed by the rules and regulations promulgated by the SEC. He became a member of the Board effective July 16, 2007. Mr. Penner is a retired senior partner with KPMG LLP, whose career of advising public and private clients on tax and accounting matters has spanned almost 41 years.

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

Nominating & Governance Committee

The Nominating & Governance Committee of the Board treats recommendations for directors that are received from stockholders equally with recommendations received from any other source if such stockholder nominations are properly submitted. On November 4, 2015, we adopted amended and restated bylaws (the “Bylaws”) that require such stockholder nominations to include additional information about both the director nominee and the stockholder submitting the recommendation. Detailed information about how to make stockholder nominations for our annual meetings of stockholders can be found in our Bylaws.

Item 11. Executive Compensation

Compensation Discussion & Analysis

This Compensation Discussion and Analysis provides information regarding the compensation paid to J. Russell Porter, our President and Chief Executive Officer (“CEO”), paid to Michael A. Gerlich, our Senior Vice President and Chief Financial Officer (“CFO”) and paid to Michael McCown, our Senior Vice President and Chief Operating Officer (“COO”). These individuals are referred to as “Named Executive Officers.” Messrs. Porter, Gerlich and McCown are our only Named Executive Officers as they were our only “Executive Officers,” as such term is defined by the rules promulgated by the SEC, during 2015.  On February 1, 2016, McCown retired and thus for 2016, would not be considered a Named Executive Officer.

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

Determination of Executive Compensation

Role of the Compensation Committee. Executive compensation is the responsibility of the Compensation Committee. The Compensation Committee operates under a written charter adopted by the Board. John H. Cassels, Randolph C. Coley and Jerry R. Schuyler are members of the Board and the current members of the Compensation Committee. Mr. Cassels is the current Compensation Committee Chairman. Each member of the Compensation Committee qualifies as an independent director under the NYSE MKT LLC listing standards and under the Exchange Act. A copy of the Compensation Committee’s charter is available to shareholders on our website at www.gastar.com.

Philosophy of the Compensation Committee. The Compensation Committee’s philosophy is strongly driven by a “Pay for Performance” compensation approach that focuses on enhancing shareholder value. As described in greater detail below, the Compensation Committee presently targets total compensation, which consists of base salary, annual incentive awards and long-term stock awards at the market 50th percentile of its peer group as defined by an independent third party compensation consultant. If management’s efforts cause the Company’s results to materially exceed or lag behind the results of its peer group, total compensation may be adjusted upward or downward from the market 50th percentile. The Compensation Committee believes that this approach awards and compensates our Named Executive Officers in a manner that fairly and reasonably provides incentives for the enhancement of shareholder value, for the successful implementation of our business plan and the continuous improvement in corporate and personal performance.

During 2015, the Compensation Committee reviewed the cash compensation, performance and overall compensation package for each Named Executive Officer. It then submitted to the Board recommendations with respect to the salary, bonus and participation in equity-based compensation arrangements for each Named Executive Officer. In conducting its review of management’s recommendations, the Compensation Committee was satisfied that all recommendations complied with the Compensation Committee’s philosophy and guidelines.

Interaction Between the Compensation Committee and Management. Our CEO plays an important role in the executive compensation process and is closely involved in assessing the performance of our CFO and COO, who were our other Named Executive Officers in 2015. He also makes recommendations to the Compensation Committee regarding base salary, bonus targets, and performance goals established for the annual incentive plan, as well as weighting and equity compensation for our CFO and COO. Our CEO’s recommendations are based on his review of any market or peer group analysis data provided by our compensation consultant, an assessment of our CFO and COO’s responsibilities and individual performance, our Company performance and the compensation that companies in our peer group pay their executives in comparable positions. Our CFO also plays an important role in our executive compensation process. He makes recommendations to the Compensation Committee regarding the structure of the annual cash bonus awards program and the appropriate performance threshold, target and maximum opportunities of the program. These recommendations are drawn from his previous work experience, informal discussions with other CEOs and with CFOs and review of publicly filed information of other similarly-sized natural gas and oil companies regarding their bonus programs.

Role of Compensation Consultant and Market Analysis. For 2015, the Compensation Committee utilized 2014 peer company data and 2015 published survey sources supplied by Longnecker & Associates (“L&A”) in reviewing and making certain compensation decisions. For the purposes of its report, L&A’s engagement objectives in 2014 included:

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

Companies reviewed by L&A (the “Peer Group”) included:

Abraxas Petroleum Corp.

Approach Resources, Inc.

Bonanza Creek Energy, Inc.

Callon Petroleum Company

Carrizo Oil & Gas Inc.

Contango Oil & Gas Co.

Eclipse Resources Corp.

Goodrich Petroleum Corp.

Magnum Hunter Resources Corp.

Panhandle Oil and Gas Inc.

PetroQuest Energy Inc.

Rex Energy Corporation

Triangle Petroleum Corporation

Vanguard Natural Resources, LLC

Warren Resources Inc.

Based upon 2014 comparative pay information of our peer group developed by L&A and published survey data, the Compensation Committee determined that the Named Executive Officers’ (a) 2015 base salaries were 15%  and 1% above the market 50th percentile of our Peer Group for the CEO and COO, respectively, and equal to the market 50th percentile of our Peer Group for the CFO, (b) 2015 total cash compensation (base salary, plus the annual cash incentive award) was 15%, 20% and 22% below the market 50th percentile of our Peer Group for the CEO, CFO and COO, respectively, (c) 2015 long-term equity awards were 32%, 25% and 25% above the market 50th percentile of our Peer Group for the CEO, CFO and COO, respectively, and (d) 2015 total direct compensation (base salary, plus the annual cash incentive award, plus equity incentive awards) was 10% above the market 50th percentile of our Peer Group for the CEO and was 3% below the market 50th percentile of our Peer Group for both the CFO and COO, respectively. Based upon these findings, the Compensation Committee believes that the individual pay components and total direct compensation levels of the Named Executive Officers in 2015 approximated competitive market levels.

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

Compensation for Our Named Executive Officers and Rationale

Base Salary. Base salary represents the fixed element of the Named Executive Officers’ cash compensation. The base salary reflects results of individual negotiations, economic consideration for each individual’s level of responsibility, expertise, skills, knowledge, experience and performance and reasonable comparability of similar executive base salaries for executives employed by companies in our Peer Group. In 2015, the Compensation Committee adjusted the base salary amounts for Messrs. Porter, Gerlich and McCown. Messrs. Porter's and McCown's 2015 base salaries were greater than the market 50th percentile of our Peer Group by 15% and 1%, respectively, and Mr. Gerlich's 2015 base salary was equal to the market 50th percentile of our Peer Group.  The following table sets forth base salary information for our Named Executive Officers for the periods presented:

	Base Salary
Name and Principal Position	2015	2014	2013
J. Russell Porter, President and Chief Executive Officer	$550,000	$535,000	$500,000
Michael A. Gerlich, Senior Vice President and Chief Financial Officer	$325,000	$312,000	$300,000
Michael McCown, Senior Vice President and Chief Operating Officer	$350,000	$312,000	$300,000

Annual Cash Incentive Awards. Our annual cash incentive awards reflect our philosophy to reward performance. These awards provide our Named Executive Officers with an opportunity to earn an annual cash bonus based on pre-established operational and financial performance targets and an evaluation of individual performance. The 2015 targeted bonus percentage of our CEO is 89% of his respective base salary and the targeted bonus percentages of our CFO and COO are 88% of their respective base salary amounts. For 2015, the Compensation Committee approved an approximate $1.1 million total management target cash bonus pool for our Named Executive Officers, which was based on the sum of each of our Named Executive Officer's “target bonus” opportunity expressed as a percentage of the Named Executive Officer’s base salary. The bonus pool is accrued throughout the year, and bonuses are normally paid out early in the following year. For 2015, the annual cash incentive awards for Messrs. Porter, Gerlich and McCown were 45%, 47% and 49% below the market 50th percentile of our Peer Group, respectively. The reduced bonus awards during 2015 were the result of the decline from target based on the Company’s performance compared to the metrics and the current commodity price environment.

At the beginning of the year, and as part of our budgeting process, specific operational and financial target criteria are established by the Compensation Committee. In developing the appropriate target criteria and their respective weightings, the Compensation Committee analyzes the relative importance of each of the target criteria to our business strategy for the upcoming year. Each criterion is given a certain weighting, with 30% of the 2015 potential bonus opportunity contingent on the achievement of specific operational factors, 20% contingent on the achievement of a specific financial performance factors and 50% contingent on the achievement of additional per share operational targets and a specific market factor. During the year, operational and financial performance is measured against the criteria. Market performance is measured at December 31, 2015. Judgments that the criteria are being met or not being met may lead to an increase in the pool and an adjustment in the bonus accrual. Criteria and weightings used in 2015 were as follows:

Goal	Threshold	Target	Maximum	Actual	Weighting
Target average annual production (MBoe/d)	11.6	12.9	14.1	13.5	10%
Target proved reserves additions (MBoe)	4,743	5,271	5,798	3,949	10%
Average finding costs ($/Boe)	$21.49	$19.54	$17.59	$31.89	10%
Average controllable lifting costs ($/Boe)	$5.71	$5.19	$4.67	$4.40	5%
Drilling capital efficiency ($/Boe)	$11.98	$10.89	$9.80	$14.07	5%
Operating cash flow ($ in millions)	$32.1	$35.7	$39.2	$25.0	20%
Operating cash flow per share	$0.41	$0.46	$0.51	$0.32	10%
Production per share (Boe)	0.05	0.06	0.07	0.06	15%
Reserves per share (Boe)	0.64	0.71	0.78	0.72	15%

If threshold targets are not met with respect to a criterion, then the portion of the bonus allocable to that criterion is not paid. At the end of the year, an approved bonus pool is calculated based on the bonus pool criteria accomplishments. The amount of the calculated bonus pool is subject to adjustment and final approval by the Compensation Committee. For 2015, management’s bonus pool target was approximately $1.1 million. During 2015, four of the nine target goals were achieved or exceeded, with none of the goals hitting the maximum payout. Our Named Executive Officers were entitled to receive a combined annual cash incentive payout of approximately $551,000 based on the achieved goals weighted bonus target.

The following table sets forth the bonuses earned and percentage of base salary for our Named Executive Officers for the periods presented:

Name and Principal Position	Year	Bonus Earned(1)	% of Base Salary(2)
J. Russell Porter	2015	$263,537	48%
President and Chief	2014	$470,804	88%
Executive Officer	2013	$472,202	94%

Michael A. Gerlich	2015	$138,424	43%
Senior Vice President and	2014	$272,571	87%
Chief Financial Officer	2013	$273,380	91%

Michael McCown	2015	$149,072	43%
Senior Vice President and	2014	$272,571	87%
Chief Operating Officer	2013	$273,380	91%

(1)	Bonus earned represents the amount earned for the year presented. Such bonus amounts were not paid until early the following year.
(2)	Calculated using the bonus earned divided by the base salary amount in effect for the year presented.

The Compensation Committee’s policy is not to award bonuses if performance targets are not met. The Board, however, maintains the ability to award discretionary bonuses if warranted. Pursuant to Mr. Porter’s employment agreement, Mr. Porter is guaranteed a bonus equal to 20% of his annual base salary.

The 2016 metrics are expected to be materially similar to those used in 2015.

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

During 2015, the stock-based compensation granted to our Named Executive Officers consisted of a combination of restricted shares and performance-based units (“PBUs”). The 2015 grants of restricted common shares vest in one-third increments on the first, second and third anniversaries of the grant date, a vesting period that the Compensation Committee believes is an appropriate balance between longer-term incentives coupled with an element of shorter term reward.  The 2015 grants of PBUs will vest and be measured in full following completion of a three-year period (rather than annual measurement, which had been provided for under prior grants).  This modification is intended to further align our executive officers' compensation with the long-term appreciation of the Company's stock price.  The PBUs represent a contractual right to receive shares of the Company's common stock, an amount of cash equal to the fair market value of a share of the Company's common stock, or a combination of shares of the Company's common stock and cash as of the date of settlement based on the number of PBUs to be settled.  The settlement of PBUs may range from 0% to 200% of the targeted number of PBUs stated in the agreement contingent upon the achievement of certain share price appreciation targets as compared to a peer group index, specifically the iShares Dow Jones U.S. Oil & Gas Exploration & Production Index Fund (NYSEARCA:IEO). The PBUs granted prior to 2015 vest equally and settlement is determined annually over a three-year period. Any PBUs not vested at each measurement date expire. The Compensation Committee adheres to our policy of only granting stock-based compensation grants during open trading windows.  The following table sets forth criteria for determination of earned PBUs for the 2015 grant:

Performance Delta(1)	Payout as a % of the Number of Initial PBUs for which Measurement Date is Occurring	Payout if Share Price Appreciation During the Period is Not Positive
30 or Greater	200%	100%
25	180%	90%
20	160%	80%
15	140%	70%
10	120%	60%
0	100%	50%
-5	75%	38%
-10	50%	28%
Less than -10.01	0%	0%

(1)

Equal to the difference between the share price appreciation of the Company and the share price appreciation of the peer group index for the period beginning on the first day of the performance period and ending at the end of the applicable measurement date.

In 2015, Messrs. Porter, Gerlich and McCown received restricted common share grants of 286,458 shares, 135,417 shares and 145,833 shares, respectively.  In addition to restricted common shares, Messrs. Porter, Gerlich and McCown received PBU grants of 286,458, units, 135,417 units and 145,833 units, respectively. The combined fair values of these grants calculated to be 282%, 225% and 225% of Messrs. Porter, Gerlich and McCown's base salaries, respectively, which placed Messrs. Porter, Gerlich and McCown 32%, 25% and 25%, respectively, above the market 50th percentile. The goal of the Compensation Committee has been to move more of the Named Executive Officers’ total executive compensation to variable, or “at-risk,” and thus further align the interest of the officer with the shareholders by providing the Named Executive Officers a greater stake in our long-term performance. The 2015 restricted stock and PBU grants were consistent with this goal.

Upon vesting on January 30, 2016, the third tranche of PBUs granted on January 30, 2013 to Messrs. Porter, Gerlich and McCown settled at the maximum settlement of 200%. Upon vesting on January 30, 2016, the second tranche of PBUs granted on January 31, 2014 to Messrs. Porter, Gerlich and McCown settled at 0% and no shares were issued.

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

Post Termination or Compensation and Benefits

Each of our Named Executive Officers is party to an employment agreement which provides for payments and benefits in connection with certain termination of employment scenarios.

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

Consideration of Previous Shareholder Advisory Vote

In June 2015, our shareholders approved the compensation of our Named Executive Officers as described in our 2015 proxy statement, with approximately 71% of shareholder votes cast in favor of our 2015 “say-on-pay” resolution (excluding abstentions and broker non-votes). The Compensation Committee considered these results as evidence of support for our compensation program and decisions as described in our 2015 proxy statement, and as grounds for maintaining a similar approach for 2016.

Additionally, the Compensation Committee considered and responded to the current economic environment in late 2015 and early 2016 by adopting the following changes for 2016 Named Executive Officer compensation:

(i)	Initiation of a salary freeze at 2015 base salary levels until market conditions improve;
(ii)	Reduction of bonus payments below targeted amounts; and
(iii)	Reduction of 30% of long-term incentive awards.

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

Summary Compensation and Awards

Summary Compensation Table

The following table and discussion below sets forth information about the compensation awarded to, earned by or paid to our Named Executive Officers during the years ended December 31, 2015, 2014 and 2013:

Name and Principal Position	Year	Base Salary	Bonus(1)	Restricted Stock and PBUs(2)	All Other Compensation(3)	Total
J. Russell Porter	2015	$550,000	$470,804	$1,549,738	$10,600	$2,581,142
President and Chief	2014	$535,000	$472,202	$1,529,006	$10,400	$2,546,608
Executive Officer	2013	$500,000	$489,378	$1,158,393	$10,200	$2,157,971

Michael A. Gerlich	2015	$325,000	$272,571	$732,606	$10,600	$1,340,777
Senior Vice President and	2014	$312,000	$273,380	$690,980	$10,400	$1,286,760
Chief Financial Officer	2013	$300,000	$234,901	$656,111	$10,200	$1,201,212

Michael McCown(4)	2015	$350,000	$272,571	$788,957	$10,600	$1,422,128
Senior Vice President and	2014	$312,000	$273,380	$566,379	$10,400	$1,162,159
Chief Operating Officer	2013	$300,000	$221,851	$403,449	$10,033	$935,333

(1)	Bonus amount represents bonus paid in the year presented but earned for prior year performance.
(2)

The dollar values of restricted stock and PBU awards provided are equal to the aggregate grant date fair value of such award grants awarded to Messrs. Porter, Gerlich and McCown during the years ended December 31, 2015, 2014 and 2013 calculated in accordance with Accounting Standards Codification Topic 718 (“ASC 718”) prior to a deduction for estimated forfeitures related to service-based conditions.  For a description of the assumptions used in calculating these amounts for 2015, see Item 8. “Financial Statements and Supplementary Data, Note 9. Equity Compensation Plans” included in this Form 10-K,

(3)	All other compensation includes the Company’s contribution to the named executive officers’ retirement plans.
(4)	Mr. McCown retired from his position as Senior Vice President and Chief Operating Officer on February 1, 2016.

Grants of Plan-Based Awards

The following table shows certain information about the restricted common stock and PBUs granted to our Named Executive Officers during the year ended December 31, 2015.

		Estimated Future Payout Under Equity Incentive Plan Awards(2)				All Other Equity Awards:	Grant Date Fair Value
Name	Date	Threshold	Target	Maximum	Grant Date Fair Value of PBUs(1)	Number of Shares of Stock	of Stock Awards(1)
J. Russell Porter	1/30/2015	—	—	—	—	286,458	$687,499
J. Russell Porter	1/30/2015	—	286,458	572,916	$862,239	—	$—
Michael A. Gerlich	1/30/2015	—	—	—	—	135,417	$325,000
Michael A. Gerlich	1/30/2015	—	135,417	270,834	$407,605	—	$—
Michael McCown	1/30/2015	—	—	—	—	145,833	$350,000
Michael McCown	1/30/2015	—	145,833	291,666	$438,957	—	$—

(1)

The fair value of the respective restricted share and PBU grants as of the grant date is calculated in accordance with ASC 718 and assumes a target payout of 100% for PBUs. These restricted shares are subject to a 3-year vesting schedule of 33.33% each year, beginning on the first anniversary date of the grant. These PBUs are subject to a 3-year cliff vesting on the third anniversary date of the grant.  Upon vesting, the PBUs can be settled at 0% to 200% depending upon our stock price performance.

(2)

The estimated future payout for PBUs assumes a target payout of 100% of units granted and a maximum payout of 200% of units granted. For additional information, see “Compensation Discussion & Analysis.”

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

The following is a narrative of our various compensation plans and the general terms of each:

Long-Term Incentive Plan. We maintain a long-term incentive plan which provides our Compensation Committee with the flexibility to grant different types of awards in respect of our common stock including, without limitations, stock options, restricted shares and PBUs. For 2015, our Named Executive Officers received awards in the form of restricted shares and PBUs. For a description of the terms of such awards, see “Compensation Discussion & Analysis-Long-Term Stock-Based Compensation.”

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

Employment Agreements. We entered into employment agreements with J. Russell Porter, our President and CEO, and Michael A. Gerlich, our CFO, effective February 24, 2005, and May 17, 2005, respectively, each amended July 25, 2008. Mr. Porter’s employment agreement was amended on February 3, 2011 to remove a provision that allowed him to trigger severance payments by providing the Company with six months’ notice. Mr. Gerlich's employment agreement was amended on April 10, 2012 (effective as of January 1, 2012) to reflect the change in his target bonus amount used for purposes of determining his severance entitlement under his employment agreement. We entered into an employment agreement with Michael McCown, our COO, effective June 19, 2014. The agreements with Messrs. Porter, Gerlich and McCown set forth, among other things, annual compensation, and adjustments thereto, minimum bonus payments, fringe benefits, termination and severance provisions. The agreements with Messrs. Porter and Gerlich renew annually; however, they may be terminated at any time with or without cause. The agreement with Mr. McCown had an initial term ending June 19, 2016 and was terminated on February 1, 2016 in conjunction with his retirement.

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

Mr. McCown's employment agreement provided that each year he was eligible to receive a cash bonus as recommended and approved by the Compensation Committee if the Company and Mr. McCown, as applicable, achieved certain performance targets established by the Compensation Committee.

Salary and Cash Bonus in Proportion to Total Compensation

The following table sets forth the percentage of each Named Executive Officer’s total compensation that we paid in the form of base salary and cash bonus earned (excluding long-term incentive cash awards) for the year 2015.

Base Salary and Cash Bonuses as a Percentage of Total Compensation
J. Russell Porter	34%
Michael A. Gerlich	39%
Michael McCown	39%

Outstanding Equity Awards at Fiscal Year-End 2015

The following table sets forth information about outstanding equity awards held by our Named Executive Officers as of December 31, 2015:

		Option Awards				PBU Awards		Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of PBUs That Have Not Vested(1)	Market Value of PBUs That Have Not Vested(1)	Number of Shares of Restricted Stock That Have Not Vested	Market Value of Shares of Restricted Stock That Have Note Vested (2)
J. Russell Porter(3)	4/5/2006	30,000	—	$20.51	4/5/2016	—	—	—	—
	7/14/2006	200,000	—	$11.60	7/14/2016	—	—	—	—
	3/19/2009	30,000	—	$2.60	3/19/2019	—	—	—	—
	1/30/2013	—	—	—	—	127,327	$318,318	—	—
	1/30/2014	—	—	—	—	77,586	$13,190	—	—
	1/30/2015	—	—	—	—	286,458	$360,937	—	—
	1/30/2013	—	—	—	—	—	—	161,638	$211,746
	1/30/2014	—	—	—	—	—	—	77,587	$101,639
	1/30/2015	—	—	—	—	—	—	286,458	$375,260
Michael A. Gerlich(4)	1/16/2006	50,000	—	$21.60	1/16/2016	—	—	—	—
	4/5/2006	20,000	—	$20.51	4/5/2016	—	—	—	—
	7/14/2006	60,000	—	$11.60	7/14/2016	—	—	—	—
	3/19/2009	20,000	—	$2.60	3/19/2019	—	—	—	—
	1/30/2013	—	—	—	—	80,100	$200,250	—	—
	1/30/2014	—	—	—	—	35,057	$5,960	—	—
	1/30/2015	—	—	—	—	135,417	$170,625	—	—
	1/30/2013	—	—	—	—	—	—	80,819	$105,873
	1/30/2014	—	—	—	—	—	—	35,057	$45,925
	1/30/2015	—	—	—	—	—	—	135,417	$177,396
Michael McCown(5)	1/30/2013	—	—	—	—	44,540	$111,350	—	—
	1/30/2014	—	—	—	—	28,735	$4,885	—	—
	1/30/2015	—	—	—	—	145,833	$183,750	—	—
	1/30/2013	—	—	—	—	—	—	56,034	$73,405
	1/30/2014	—	—	—	—	—	—	28,736	$37,644
	1/30/2015	—	—	—	—	—	—	145,833	$191,041

(1)

For purposes of this table, we assumed that the unvested PBUs granted on January 30, 2013 will vest at the target of 100% with a fair value of $2.50 per unit on December 31, 2015, the unvested PBUs granted on January 30, 2014 will vest at the target of 100% with a fair value of $0.17 per unit on December 31, 2015and the unvested PBUs granted on January 30, 2015 will vest at the target of 100% with a fair value of $1.26 per unit on December 31, 2015.

(2)	The closing price of our common shares on December 31, 2015 was $1.31.
(3)

The 161,638 unvested restricted shares granted to Mr. Porter on January 30, 2013 vest 100% on January 30, 2016. The 77,587 unvested restricted common shares granted to Mr. Porter on January 30, 2014 vest 50% on January 30, 2016 and 2017, respectively.  The 286,458 unvested restricted common shares granted to Mr. Porter on January 30, 2015 vest 33.3% on January 30, 2016, 2017 and 2018, respectively.   The 127,327 unvested PBUs granted to Mr. Porter on January 30, 2013 vest 100% on January 30, 2016. The 77,586 unvested PBUs granted to Mr. Porter on January 30, 2014 vest 50% on January 30, 2016 and 2017, respectively.  The 286,458 unvested PBUs granted to Mr. Porter on January 30, 2015 vest 100% on January 30, 2018.

(4)

The 80,819 unvested restricted common shares granted to Mr. Gerlich on January 30, 2013 vest 100% on January 30, 2016. The 35,057 unvested restricted common shares granted to Mr. Gerlich on January 30, 2014 vest 50% on January 30, 2016 and 2017, respectively.  The 135,417 unvested restricted common shares granted to Mr. Gerlich on January 30, 2015 vest 33.3% on January 30, 2016, 2017 and 2018, respectively.   The 80,100 unvested PBUs granted to Mr. Gerlich on January 30, 2013 vest 100% on January 30, 2016. The 35,057 unvested PBUs granted to Mr. Gerlich on January 30, 2014 vest 50% on January 30, 2016 and 2017, respectively.  The 135,417 unvested PBUs granted to Mr. Gerlich on January 30, 2015 vest 100% on January 30, 2018.

(5)

The 56,034 unvested restricted common shares granted to Mr. McCown on January 30, 2013 vest 100% on January 30, 2016. The 28,736 unvested restricted common shares granted to Mr. McCown on January 30, 2014 vest 50% on January 30, 2016 and 2017, respectively.  The 145,833 unvested restricted common shares granted to Mr. McCown on January 30, 2015 were to vest 33.3% on January 30, 2016, 2017 and 2018, respectively.   The 44,540 unvested PBUs granted to Mr. McCown on January 30, 2013 vest 100% on January 30, 2016. The 28,735 unvested PBUs granted to Mr. McCown on January 30, 2014 were to vest 50% on January 30, 2016 and 2017, respectively.  The 145,833 unvested PBUs granted to Mr. McCown on January 30, 2015 were to vest 100% on January 30, 2018.  Upon his retirement on February 1, 2016, all of Mr. McCown’s outstanding restricted shares and PBUs were subject to accelerated vesting.

Stock and PBUs Vested for 2015

During the year ended December 31, 2015, our Named Executive Officers exercised no stock options. The following restricted common shares vested to the benefit of our Named Executive Officers during 2015:

	Stock Awards
Name	Grant Date	Vesting Date	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
J. Russell Porter	3/15/2011	3/15/2015	41,966	$94,424
	1/30/2012	1/30/2015	84,459	$202,702
	1/30/2013	1/30/2015	161,638	$387,931
	1/30/2014	1/30/2015	38,793	$93,103
Michael A. Gerlich	3/15/2011	3/15/2015	22,482	$50,585
	1/30/2012	1/30/2015	42,230	$101,352
	1/30/2013	1/30/2015	80,819	$193,966
	1/30/2014	1/30/2015	17,529	$42,070
Michael McCown	3/15/2011	3/15/2015	12,230	$27,518
	1/30/2012	1/30/2015	29,279	$70,270
	1/30/2013	1/30/2015	56,035	$134,484
	1/30/2014	1/30/2015	14,368	$34,483

(1)	Equals the closing stock price of our common shares on the day prior to the applicable vesting date multiplied by the number of restricted shares vesting on such date.

	Performance Based Units
Name	Grant Date	Vesting Date	Number of Shares Acquired on Vesting(1)	Value Realized on Vesting(2)
J. Russell Porter	1/30/2013	1/30/2015	254,656	$611,174
	1/30/2014	1/30/2015	—	$—
Michael A. Gerlich	1/30/2013	1/30/2015	160,202	$384,485
	1/30/2014	1/30/2015	—	$—
Michael McCown	1/30/2013	1/30/2015	89,080	$213,792
	1/30/2014	1/30/2015	—	$—

(1)	The second tranche of the January 30, 2013 PBU grant vested at 200% of the amount granted. The first tranche of the January 30, 2014 PBU grant vested at 0% of the amount granted.
(2)	Equals the closing stock price of our common shares on the day prior to the applicable vesting date multiplied by the number of PBUs vesting on such date.

Potential Payments Upon Termination or Change of Control

The table below discloses the amount of compensation and/or other benefits due to the Named Executive Officers in the event of their termination of employment, including, but not limited to, in connection with a change in control.

The amounts shown for Messrs. Porter, Gerlich and McCown below assume that such termination was effective as of December 31, 2015, and thus include amounts earned through such date and are estimates of the amounts that would be paid to the

Named Executive Officers upon their respective termination. The actual amounts to be paid can only be determined at the time the Named Executive Officer is terminated.

Named Executive Officer and Post Termination Benefits	Termination for other than Reasonable Cause (1)	Constructive Termination and Termination in Connection with Change of Control (2)	Termination for Reasonable Cause (3)	Death (1)(4)	Disability (1)(4)
J. Russell Porter:
Salary	$2,475,000	$3,118,500	$—	$2,475,000	$2,475,000
Accrued Vacation	17,188	17,188	17,188	17,188	17,188
Paid health and medical	32,238	32,238	—	32,238	32,238
Parachute tax gross-up payment (5)	—	911,241	—	—	—
Equity compensation (6)	—	1,332,341	—	—	—
Total	$2,524,426	$5,411,508	$17,188	$2,524,426	$2,524,426
Michael A. Gerlich:
Salary	$1,527,500	$1,527,500	$—	$1,527,500	$1,527,500
Accrued Vacation	25,313	25,313	25,313	25,313	25,313
Paid health and medical	32,238	32,238	—	32,238	32,238
Parachute tax gross-up payment (5)	—	363,588	—	—	—
Equity compensation (6)	—	657,446	—	—	—
Total	$1,585,051	$2,606,085	$25,313	$1,585,051	$1,585,051
Michael McCown(7):
Salary	$875,000	$1,645,000	$—	$875,000	$875,000
Accrued Vacation	10,264	10,264	10,264	10,264	10,264
Paid health and medical	32,238	32,238	—	32,238	32,238
Parachute tax gross-up payment (5)	—	786,322	—	—	—
Equity compensation (6)	—	589,121	—	—	—
Total	$917,502	$3,062,945	$10,264	$917,502	$917,502

(1)

Per Mr. Porter’s employment agreement, if he is involuntarily terminated for any reason other than for Reasonable Cause (as defined below) and if proper notice is received, Mr. Porter will be entitled to a lump sum severance payment equal to the product of 4.5 multiplied by the highest annual base salary in effect at any time during the one year period preceding his termination. At December 31, 2015, Mr. Porter’s severance was calculated by multiplying $550,000 by 4.5. If Mr. Porter is considered a “specified employee” under Section 409A of the Code at the time of his termination, this payment will be delayed for a period of six months if necessary to avoid the additional excise tax under Section 409A of the Code. If Mr. Porter timely elects COBRA continuation coverage, he and his family will be entitled to continuation of health insurance at our expense, subject to the limitations imposed by law and our insurance plan, which is currently 18 months (the “COBRA Continuation Period”). As of December 31, 2015, the cost for health and medical coverage for Mr. Porter as an employee was $1,791 per month. Mr. Porter currently is entitled to 20 working days of vacation per year. He would receive a lump-sum cash payment of his unused vacation time of up to 10 days that are not used during each year employed. As of December 31, 2015, Mr. Porter had available 7.2 days of accrued but unused vacation pay. In addition, effective on Mr. Porter’s termination for any reason other than if Mr. Porter elects to terminate his own employment, the unvested portion of all stock options held by Mr. Porter will immediately vest and be exercisable for a period of 90 days. All other terms and conditions of his stock options will remain unchanged, including provision that all stock options will terminate 90 days after Mr. Porter’s termination. As of December 31, 2015, Mr. Porter had no unvested stock options to acquire common shares and he had no vested stock options that were “in-the-money” that could be exercised upon his termination of employment. On December 31, 2015, he had 525,683 unvested restricted common shares, which would be canceled upon his termination. On December 31, 2015, Mr. Porter had 239,805 unvested PBUs that could potentially vest upon termination and 212,773 unvested PBUs, which would be canceled upon his termination.
Per Mr. Gerlich’s employment agreement, if he is involuntarily terminated for any reason other than for Reasonable Cause (as defined below), he will be entitled to a lump sum severance payment equal to the product of 2.5 and the sum of (1) his highest annual base salary in effect at any time during the one year period preceding his termination (at December 31, 2015, this amount was $325,000) and (2) his target bonus amount of 88% of his base salary ($286,000). If Mr. Gerlich is considered a “specified employee” under Section 409A of the Code at the time of his termination, this payment will be delayed for a period of six months if necessary to avoid the additional excise tax under Section 409A of the Code. If Mr. Gerlich timely elects COBRA continuation coverage, he and his family will be entitled to continuation of health insurance at our expense, during the COBRA Continuation Period. If Mr. Gerlich dies during the COBRA Continuation Period, his family will be entitled to continuation of health insurance at our expense, subject to the limitations imposed by law and our insurance plan. At December 31, 2015 the maximum cost over the 18-month period was $1,791 per month. In addition, Mr. Gerlich will receive a lump-sum cash payment of his unused vacation time of up to 10 days per each year employed, up to a maximum of 15 days. As of December 31, 2015, Mr. Gerlich had 18 days of available accrued but unused vacation pay. Per Mr. Gerlich’s stock option agreements, he will have 90 days after termination to exercise all vested options. As of December 31, 2015, Mr. Gerlich did not have any unvested options and had no vested options that were “in-the-money” that could be exercised upon his termination of employment. Additionally, on December 31, 2015, he had 251,292 unvested restricted common shares, which would be canceled upon his termination. On December 31, 2015, Mr. Gerlich had 131,137 unvested PBUs that could potentially vest upon termination and 119,417 unvested PBUs, which would be canceled upon his termination.
Per Mr. McCown's employment agreement, if he is involuntarily terminated for any reason other than for Cause (as defined below), he will be entitled to a lump sum severance payment equal to the product of 2.5 times his highest annual base salary in effect at the time of his termination (at December 31, 2015, this amount was $350,000). If Mr. McCown is considered a “specified employee” under Section 409A of the Code at the time of his termination, this payment will be delayed for a period of six months if necessary to avoid the additional excise tax under Section 409A of the Code. If Mr. McCown timely elects COBRA continuation coverage, he and his family will be entitled to continuation of health insurance at our expense, during the COBRA Continuation Period. If Mr. McCown dies during the COBRA Continuation Period, his family will be entitled to continuation of health insurance at our expense, subject to the limitations imposed by law and our insurance plan. At December 31, 2015 the maximum cost over the 18-month period was $1,791 per month. In addition, Mr. McCown will receive a lump-sum cash payment of his unused vacation time of up to 10 days per each year employed, up to a maximum of 15 days. As of December 31, 2015, Mr. McCown had 6.8 days of available accrued but unused vacation pay. On December 31, 2015, Mr. McCown had 230,604 unvested restricted common shares, which would be canceled upon his termination. On December 31, 2015, Mr. McCown had 98,559 unvested PBUs that could potentially vest upon termination and 120,549 unvested PBUs, which would be canceled upon his termination.

(2)

The Severance Plan provides that if an employee incurs an involuntary termination within a two-year period following a change of control (or, in certain limited circumstances, during the six month period prior to a change of control), covered employees, including Named Executive Officers, will receive a lump-sum cash payment equal to the applicable severance period times the sum of the covered employee’s annual pay and target bonus, contingent on the employee executing a full release and settlement agreement. Mr. Porter’s severance period is 3 years, and his annual salary and 89% target bonus at December 31, 2015 were $550,000 and $489,500, respectively. Mr. Gerlich’s severance period is 2.5 years, and his annual salary and 88% target bonus at December 31, 2015 were $325,000 and $286,000, respectively. Mr. McCown’s severance period is 2.5 years, and his annual salary and 88% target bonus at December 31, 2015 were $350,000 and $308,000, respectively. The Employee Severance Plan provides that if there is a change of control, covered employees, including Named Executive Officers, will be eligible to receive reimbursement of COBRA costs. Other termination or severance compensation is determined by the individual Named Executive Officer’s employment agreement. The Severance Plan does not change the specific, non-change of control severance payments in place under the existing employment agreements with our Named Executive Officers but does provide change of control severance benefits to the Named Executive Officers only if they are greater than the severance benefits provided under the employment agreement. The Severance Plan does not allow for any duplication of severance benefits. Additionally, the award agreements for the Named Executive Officers restricted stock, PBUs and stock option agreements provide for the acceleration of vesting upon a change of control, thus the amounts in the table above reflect the acceleration of the outstanding restricted stock and PBUs awards each Named Executive Officer held as of December 31, 2015. As of December 31, 2015, no stock option awards were unvested so no value has been included in the table above with respect to the accelerated vesting of stock options.

(3)

Per their respective employment agreements, we are not obligated to pay any amounts to Messrs. Mr. Porter, Gerlich or McCown other than accrued and unused vacation days and their pro-rata base salary through the date of his termination of employment, as a result of a termination for Reasonable Cause (as defined below). Only the stock options held by Messrs. Porter and Gerlich that were already vested as of December 31, 2015, would remain eligible for exercise following his termination of employment.

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

(5)

Our Severance Plan provides that if the Named Executive Officer receives a payment or benefit that is subject to the “golden parachute” excise tax, the Named Executive Officers will receive an additional payment under the severance plan to make him or her “whole” for that excise tax and any taxes on the additional parachute tax gross-up payment (the “gross-up payment”). If the total payments provided to an individual that were contingent on a change in control exceed three times an individual’s “base amount,” that individual is considered to be receiving a “parachute payment.” If the individual is considered to have received a “parachute payment,” then a tax will be imposed on any “excess parachute payment” amount, which is the amount in excess of one times the individual’s “base amount.” To determine Messrs. Porter’s and Gerlich’s amount of the gross-up payment, Messrs. Porter’s and Gerlich’s “base amount” was calculated using the five-year average of his compensation for the years 2011-2015. In making the calculation, the following assumptions were used: (a) the change of control occurred on December 31, 2015, (b) the closing price of our stock was $1.31 on such date, (c) the excise tax rate under Section 4999 of the Code is 20%, the federal income tax rate is 39.6%, the Medicare rate is 1.45%, the adjustment to reflect the phase-out of itemized deductions is 1.05%, and there is no state or local income taxes, (d) no amounts will be discounted as attributable to reasonable compensation, (e) all cash severance payments are contingent upon a change of control, (f) the presumption required under applicable regulations that the equity awards granted were contingent upon a change of control could be rebutted. To determine Mr. McCown’s amount of the gross-up payment, Mr. McCown’s “base amount” was calculated using the average of the 2011-2015 compensation. In making the calculation, the following assumptions were used: (a) the change of control occurred on December 31, 2015, (b) the closing price of our stock was $1.31 on such date, (c) the excise tax rate under Section 4999 of the Code is 20%, the federal income tax rate is 39.6%, the Medicare rate is 1.45%, the adjustment to reflect the phase-out of itemized deductions is 1.05%, and 6% state or local income taxes, (d) no amounts will be discounted as attributable to reasonable compensation, (e) all cash severance payments are contingent upon a change of control, (f) the presumption required under applicable regulations that the equity awards granted were contingent upon a change of control could be rebutted.

(6)

The award agreements for the Named Executive Officers restricted stock, PBUs and stock options agreements provide for the acceleration of vesting upon a change of control, thus the amounts in the table above reflect the acceleration of the outstanding PBUs and restricted stock awards each Named Executive Officer held as of December 31, 2015. As of December 31, 2015, no stock option awards were unvested so no value has been included in the table above with respect to the accelerated vesting of stock options. The amount shown is the product of the number of restricted shares and PBUs held by the Named Executive Officer times the closing price of our common shares on December 31, 2015 or $1.31 per common share.

(7)

Per his severance agreement, upon his retirement on February 1, 2016, Mr. McCown received 1.5 times his annual salary and payment for his unused vacation hours totaling $534,084.  Additionally, 111,590 shares of unvested restricted stock scheduled to vest in 2017 and 2018 were vested at $1.19 per share.  Upon his election, the Company will reimburse him for COBRA costs of $1,791 per month for 18 months, to be invoiced and paid monthly.

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

Mr. McCown's employment agreement provided for non-competition and non-solicitation covenants which are in effect during the term of his employment and for a one-year period thereafter.

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

Director Compensation

For the year ended December 31, 2015, non-employee directors received the following fees:

•	An aggregate of $70,000 per year for a director retainer;
•	An aggregate of $37,500 per year for the Chairman of the Board;
•	An aggregate of $15,000 for the Chairman of the Audit Committee;
•	An aggregate of $10,000 per year for the Chairman of the Compensation Committee;

•	An aggregate of $10,000 per year for the Chairman of the Nominating and Corporate Governance Committee; and
•	An aggregate of $10,000 per year for the Chairman of the Reserves Review Committee.

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

The following table shows certain information about non-employee director compensation for the year ended December 31, 2015:

Director Compensation Table

Director	Fees Earned or Paid in Cash	Shares of Common Stock(1)	Total
John H. Cassels	$80,000	$100,000	$180,000
Randolph C. Coley	$80,000	$100,000	$180,000
Stephen A. Holditch	$80,000	$100,000	$180,000
Robert D. Penner	$85,000	$100,000	$185,000
Jerry R. Schuyler(2)	$83,438	$100,000	$183,438
John M. Selser(3)	$94,063	$100,000	$194,063

(1)

Amounts reflect the grant date fair value of restricted common stock grants awarded to each of our outside directors during the year ended December 31, 2015, calculated in accordance with ASC 718 prior to a deduction for estimated forfeitures related to service-based vesting conditions.

(2)	Mr. Schuyler was appointed Chairman of the Board effective November 16, 2015.
(3)	Mr. Selser resigned from the Board of Directors effective November 16, 2015.

The following table sets forth information about outstanding equity awards held by our Directors as of December 31, 2015:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Restricted Stock That Have Not Vested	Market Value of Shares of Restricted Stock That Have Not Vested(1)
John H. Cassels(2)	1/30/2013	—	—	—	—	21,552	$28,233
	11/11/2013	—	—	—	—	4,333	$5,676
	1/30/2014	—	—	—	—	11,494	$15,057
	1/30/2015	—	—	—	—	41,667	$54,584
Randolph C. Coley(3)	1/14/2010	40,000	—	$4.27	1/14/2020	—	—
	1/30/2013	—	—	—	—	21,552	$28,233
	11/11/2013	—	—	—	—	4,333	$5,676
	1/30/2014	—	—	—	—	11,494	$15,057
	1/30/2015	—	—	—	—	41,667	$54,584
Stephen A. Holditch(4)	8/8/2014	—	—	—	—	21,471	$28,127
	1/30/2015	—	—	—	—	41,667	$54,584
Robert D. Penner(5)	7/9/2007	40,000	—	$10.95	7/9/2017	—	—
	3/19/2009	15,000	—	$2.60	3/19/2019	—	—
	1/30/2013	—	—	—	—	21,552	$28,233
	11/11/2013	—	—	—	—	4,333	$5,676
	1/30/2014	—	—	—	—	11,494	$15,057
	1/30/2015	—	—	—	—	41,667	$54,584
Jerry R. Schuyler(6)	8/8/2014	—	—	—	—	21,471	$28,127
	1/30/2015	—	—	—	—	41,667	$54,584

(1)	The closing price of our common shares on December 31, 2015 was $1.31.
(2)

The 21,552 unvested restricted common shares granted to Mr. Cassels on January 30, 2013 vest 100% on January 30, 2016. The 4,333 unvested restricted common shares granted to Mr. Cassels on November 11, 2013 vest 100% on November 11, 2016. The 11,494 unvested restricted common shares granted to Mr. Cassels on January 30, 2014 vest 50% on January 30, 2016 and 2017, respectively.  The 41,667 unvested restricted common shares granted to Mr. Cassels on January 30, 2015 vest 100% on January 30, 2016.

(3)

The 21,552 unvested restricted common shares granted to Mr. Coley on January 30, 2013 vest 100% on January 30, 2016. The 4,333 unvested restricted common shares granted to Mr. Coley on November 11, 2013 vest 100% on November 11, 2016. The 11,494 unvested restricted common shares granted to Mr. Coley on January 30, 2014 vest 50% on January 30, 2016 and 2017, respectively.  The 41,667 unvested restricted common shares granted to Mr. Coley on January 30, 2015 vest 100% on January 30, 2016.

(4)

The 21,471 unvested restricted common shares granted to Mr. Holditch on August 8, 2014 vest 50% on August 8, 2016 and 2017, respectively.  The 41,667 unvested restricted common shares granted to Mr. Holditch on January 30, 2015 vest 100% on January 30, 2016.

(5)

The 21,552 unvested restricted common shares granted to Mr. Penner on January 30, 2013 vest 100% on January 30, 2016. The 4,333 unvested restricted common shares granted to Mr. Penner on November 11, 2013 vest 100% on November 11, 2016. The 11,494 unvested restricted common shares granted to Mr. Penner on January 30, 2014 vest 50% on January 30, 2016 and 2017, respectively.  The 41,667 unvested restricted common shares granted to Mr. Penner on January 30, 2015 vest 100% on January 30, 2016.

(6)

The 21,471 unvested restricted common shares granted to Mr. Schuyler on August 8, 2014 vest 5% on August 8, 2016 and 2017, respectively.  The 41,667 unvested restricted common shares granted to Mr. Schuyler on January 30, 2015 vest 100% on January 30, 2016.

For the year ending December 31, 2016, non-employee directors are expected to receive the fees listed below. The annual retainer fees are to be paid semi-annually in arrears for the prior quarters.

Annual director retainer	$70,000
Chairman of Board annual retainer	$37,500
Chairman of Audit Committee annual retainer	$15,000
Chairman of Compensation Committee annual retainer	$10,000
Chairman of Nominating and Corporate Governance Committee annual retainer	$10,000
Chairman of Reserves Review Committee	$10,000

There will be no additional amounts paid for meeting or committee attendance.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2015, Messrs. Cassels and Schuyler each served as members of the Compensation Committee during all of the year and Mr. Selser served from January 1, 2015 until his resignation on November 16, 2015. Mr. Coley was appointed to the Compensation Committee on March 7, 2016.  None of these directors is or has ever served as one of our officers or employees. None of our executive officers serves or has served as a director or member of a board of directors or compensation committee (or committee performing similar functions) of any other entity, one or more of whose executive officers serve on the Board or Compensation Committee.

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

/s/ Jerry R. Schuyler

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

The table below is based upon information supplied by executive officers, directors, principal shareholders and from documents filed with the SEC. Applicable percentages are based on 81,837,275 shares of common stock, 4,045,000 shares of Series A Preferred Stock and 2,140,000 shares of Series B Preferred Stock outstanding on March 7, 2016. To the knowledge of our directors and executive officers, as of March 7, 2016, no person, firm or corporation owns, directly or indirectly, or exercise control or direction over voting securities carrying more than 5% of the voting rights attached to any class of our voting securities, except as indicated below. Unless otherwise stated and subject to community property laws where applicable, management believes that all persons named in the following table have sole voting and investment power over all shares of common and preferred stock reported as beneficially owned by them.

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding
Our greater than 5% shareholders:
Global Undervalued Securities Master Fund, L.P.(1)	10,249,519	12.5%
301 Commerce Street, Suite 1900
Fort Worth, Texas 76109
BlackRock, Inc.(2)	4,647,064	5.7%
55 East 52nd Street
New York, NY 10022
Our non-employee directors (3):
John H. Cassels (4)	204,539	*	—	—%	—	—%
Randolph C. Coley (5)	264,746	*	—	—%	—	—%
Stephen A. Holditch(6)	159,647	*	—	—%	—	—%
Robert D. Penner (7)	307,038	*	—	—%	—	—%
Jerry R. Schuyler(8)	132,697	*	—	—%	—	—%
Our executive officers(2):
J. Russell Porter, President and Chief Executive Officer(9)	2,799,369	3.4%	7,459	*	2,000	*
Michael A. Gerlich, Senior Vice President and Chief Financial Officer(10)	1,288,707	1.6%	2,525	*	2,000	*
Michael McCown, Senior Vice President and Chief Operating Officer(11)	522,673	*	11,655	*	1,535	*
Our directors and executive officers, as a group (8 persons)	5,679,416	6.9%	21,639	*	5,535	*

* Less than 1%.

(1)

Based upon a Schedule 13D filed in respect of Gastar Exploration Inc. on January 14, 2016, as amended. Voting and dispositive power is shared with Kleinheinz Capital Partners, Inc., John B. Kleinheinz and Fred N. Reynolds.

(2)	Based upon a Schedule 13G filed in respect of Gastar Exploration Inc. on January 26, 2016, as amended.
(3)

The contact address for our directors and executive officers is 1331 Lamar Street, Suite 650, Houston, Texas 77010. Individuals holding unvested restricted common shares have the right to vote those common shares.

(4)

As of March 7, 2016, Mr. Cassels owned 135,633 common shares directly and beneficially held 68,906 unvested restricted common shares. Individuals holding unvested restricted common shares have the right to vote those common shares.

(5)

As of March 7, 2016, Mr. Coley owned 155,840 common shares directly, beneficially held 68,906 unvested restricted common shares and held stock options to purchase 40,000 common shares, all of which currently are vested and exercisable as of March 7, 2016 regardless of trading price. Individuals holding unvested restricted common shares have the right to vote those common shares.

(6)

As of March 7, 2016 Mr. Holditch owned 79,352 common shares directly and beneficially held 80,295 unvested restricted common shares. Individuals holding unvested restricted common shares have the right to vote those common shares.

(7)

As of March 7, 2016, Mr. Penner owned 183,134 common shares directly, beneficially held 68,904 unvested restricted common shares, and held stock options to purchase 55,000 common shares, all of which currently are vested and exercisable as of March 7, 2016 regardless of trading price. Individuals holding unvested restricted common shares have the right to vote those common shares.

(8)

As of March 7, 2016, Mr. Schuyler owned 52,402 common shares directly and beneficially held 80,295 unvested restricted common shares. Individuals holding unvested restricted common shares have the right to vote those common shares.

(9)

As of March 7, 2016, Mr. Porter owned 1,905,190 common shares directly, beneficially held 634,179 unvested restricted common shares and 150,000 common shares in trust and held stock options to purchase 260,000 common shares, all of which currently are vested and exercisable as of March 7, 2016 regardless of trading price. As of March 7, 2016, Mr. Porter also held 729,663 unvested PBUs. Individuals holding unvested restricted common shares have the right to vote those common shares. Additionally, as of March 7, 2016, Mr. Porter directly owned 7,459 shares of Gastar USA 8.625% Series A Cumulative Preferred Stock and 2,000 shares of Gastar 10.75% Series B Cumulative Preferred Stock.

(10)

As of March 7, 2016, Mr. Gerlich owned 889,722 common shares directly, beneficially held 298,985 unvested restricted common shares and held stock options to purchase 100,000 common shares, all of which currently are vested and exercisable as of March 7, 2016 regardless of trading price. As of March 7, 2016, Mr. Gerlich also held 344,121 unvested PBUs. Individuals holding unvested restricted common shares have the right to vote those common shares. Additionally, as of March 7, 2016, Mr. Gerlich directly owned 2,525 shares of Gastar 8.625% Series A Cumulative Preferred Stock and 2,000 shares of Gastar 10.75% Series B Cumulative Preferred Stock.

(11)

As of February 1, 2016 at the time of his retirement, Mr. McCown owned 522,673 common shares directly. Individuals holding unvested restricted common shares have the right to vote those common shares. Additionally, as of February 1, 2016, Mr. McCown directly owned 11,655 shares of Gastar 8.625% Series A Cumulative Preferred Stock and 1,535 shares of Gastar 10.75% Series B Cumulative Preferred Stock.

Equity Compensation Plan Information

The following table provides information regarding securities authorized for issuance under our equity compensation plan as of December 31, 2015:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders – Stock Options	866,600	$11.75	3,744,199
Equity compensation plans approved by security holders - PBUs	1,283,167	n/a	5,027,366
Equity compensation plans not approved by security holders	—	—	—
Total	2,149,767	$4.74	5,027,366

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

Item 14. Principal Accountant Fees and Services

Audit Fees

Aggregate fees billed for professional services rendered to us by BDO USA, LLP, our principal independent registered public accounting firm, for the years ended December 31, 2015 and 2014 were:

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Audit fees	$371	$365
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$371	$365

The audit fees for the years ended December 31, 2015 and 2014 were primarily for professional services rendered in connection with the audit of our consolidated financial statements; fees related to our compliance with the Sarbanes-Oxley Act of 2002; and services rendered in connection with quarterly reviews of financial statements and various documents filed with various governmental agencies. Audit fees for 2015 include $20,000 of audit services related to financing activities and audit fees for 2014 include $34,000 of audit services related to arbitration settlement and financing activities.

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

2.15**

Purchase and Sale Agreement, dated May 1, 2015, by and between Gastar Exploration Inc. and Oklahoma Energy Acquisitions, LP (incorporated by reference to Exhibit 2.3 of the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015.  File No. 001-35211).

2.16

First Amendment of Purchase and Sale Agreement, dated June 22, 2015, by and between Gastar Exploration Inc. and Oklahoma Energy Acquisitions, LP (incorporated by reference to Exhibit 2.4 of the Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015.  File No. 001-35211).

2.17**

Purchase and Sale Agreement, dated October 14, 2015, by and between Gastar Exploration Inc. and Husky Ventures, Inc., Silverstar of Nevada, Inc., Maximus Exploration, LLC and Atwood Acquisitions, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on October 16, 2015.  File No. 001-35211).

2.18†	Letter Agreement, dated December 3, 2015, by and between Gastar Exploration Inc. and Husky Ventures, Inc., Silverstar of Nevada, Inc., Maximus Exploration, LLC and Atwood Acquisitions, LLC.

2.19**

Purchase and Sale Agreement, dated February 19, 2016, by and between Gastar Exploration Inc. and THQ Appalachia I, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on February 24, 2016.  File No. 001-35211).

3.1

Amended and Restated Certificate of Incorporation of Gastar Exploration Inc. (formerly known as Gastar Exploration USA, Inc.) (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on October 28, 2013. File No. 001-35211).

3.2	Amended and Restated Bylaws of Gastar Exploration Inc. (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed with the SEC on November 5, 2015. File No. 001-35211).

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

3.6

Certificate of Designations of Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on January 19, 2016. File No. 001-35211).

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

4.3

Rights Agreement dated as of January 18, 2016 between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on January 19, 2016. File No. 001-35211).

10.1

Intercreditor Agreement, dated as of June 7, 2013, among Gastar Exploration USA, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association, as First Priority Agent and Wells Fargo Bank, National Association, as Second Priority Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on June 12, 2013. File No. 001-35211).

10.2

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

10.3

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

10.4

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

10.5

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

10.6

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

10.7

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

10.8

Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of December 22, 2015, among the Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender, Issuing Lender, and in its capacity as Lender (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 29, 2015.  File No. 001-35211).

10.9

Limited Waiver and Amendment No. 7 to Second Amended and Restated Credit Agreement, dated January 29, 2016, among the Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Lender, and the other Lenders party thereto constituting the Required Lenders (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2016.  File No. 001-35211).

10.10†

Waiver and Amendment No. 8 to Second Amended and Restated Credit Agreement, dated March 9, 2016 among the Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Lender, and the other Lenders party thereto constituting the Required Lenders.

10.11

Purchase and Sale Agreement, dated September 21, 2010, by and between Gastar Exploration USA, Inc. and Atinum Marcellus I LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on September 24, 2010. File No. 001-32714).

10.12	Form of Participation Agreement (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed with the SEC on September 24, 2010. File No. 001-32714).

10.13*

Employment Agreement dated March 23, 2005 by and among First Sourcenergy Wyoming, Inc., Gastar Exploration Ltd. and J. Russell Porter (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, filed with the SEC on August 12, 2005. Registration No. 333-127498).

Exhibit Number	Description

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

10.20*

Employment Agreement, dated as of June 19, 2014, between Gastar Exploration Inc. and Michael McCown (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 23, 2014. File No. 001-35211).

10.21*

Employment Separation and Release Agreement, dated February 4, 2016, among the Company and Michael McCown (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 5, 2016. File No. 001-35211).

10.22*

Form of Gastar Executive Stock Option Grant (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006. File No. 001-32714).

10.23*

Form of Gastar Exploration Inc. Performance Unit Agreement (graded vesting) (incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 12, 2015.  File No. 001-32714).

10.24*

Form of Gastar Exploration Inc. Performance Unit Agreement (cliff vesting) (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 12, 2015.  File No. 001-32714).

10.25*

Amended and Restated Gastar Exploration Inc. Long-Term Incentive Plan (incorporated by reference to Annex A of the Definitive Proxy Statement on Schedule 14A filed with the SEC on May 2, 2014. File No. 001-35211).

10.26*	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 15, 2014. File No. 001-35211).

10.27*

Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 and as amended and restated effective February 15, 2008 (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008. File No. 001-32714).

10.28*

First Amendment to Amended and Restated Gastar Exploration Ltd. Employee Change of Control Severance Plan, dated April 11, 2012 and effective January 1, 2012 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 12, 2012. File No. 001-35211).

Exhibit Number	Description

10.29*

Second Amendment to Amended and Restated Gastar Exploration Inc. Employee Change of Control Severance Plan, dated March 12, 2014 and effective March 1, 2014 (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K filed with SEC on March 13, 2014. File No. 001-35211).

10.30*

Third Amendment to Amended and Restated Gastar Exploration Inc. Employee Change of Control Severance Plan, dated March 10, 2015 (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K filed with the SEC on March 12, 2015. File No. 001-35211).

10.31*	Gastar Exploration Ltd. Annual Bonus Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 8, 2011. File No. 001-32714).

10.32*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-8 filed with the SEC on December 4, 2006. File No. 333-139112).

10.33

Settlement Agreement, dated March 12, 2014, by Gastar Exploration Inc., Kleinheinz Capital Partners, Inc., Global Undervalued Securities Master Fund, L.P., John B. Kleinheinz and Fred N. Reynolds (incorporated by reference to Exhibit 10.30 of the Annual Report on Form 10-K filed with the SEC on March 13, 2014. File No. 001-35211).

12.1†	Computation of Ratio of Earnings to Fixed Charges

12.2†	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

21.1†	Subsidiaries of Gastar Exploration Inc.

23.1†	Consent of BDO USA, LLP

23.2†	Consent of Wright & Company, Inc.

31.1†	Certification of Chief Executive Officer of Gastar Exploration Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer of Gastar Exploration Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Chief Executive Officer and Chief Financial Officer of Gastar Exploration Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1††	Report of Wright & Company, Inc. dated January 18, 2016.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
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
March 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. RUSSELL PORTER	President, Chief Executive Officer (principal executive officer) and Director	March 10, 2016
J. Russell Porter

/s/ MICHAEL A. GERLICH	Senior Vice President, Chief Financial Officer and Corporate Secretary (principal financial and accounting officer)	March 10, 2016
Michael A. Gerlich

/s/ JERRY R. SCHUYLER	Chairman of the Board	March 10, 2016
John M. Selser Sr.

/s/ JOHN H. CASSELS	Director	March 10, 2016
John H. Cassels

/s/ RANDOLPH C. COLEY	Director	March 10, 2016
Randolph C. Coley

/s/ STEPHEN A. HOLDITCH	Director	March 10, 2016
Stephen A. Holditch

/s/ ROBERT D. PENNER	Director	March 10, 2016
Robert D. Penner