Form 10-Q
period 2016-03-31
Gastar Exploration Inc.
filed 2016-05-05
CIK 1431372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

The total number of outstanding common shares, $0.001 par value per share, as of May 2, 2016 was 81,712,298.

GASTAR EXPLORATION INC.

QUARTERLY REPORT ON FORM 10-Q

For the three months ended March 31, 2016

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

Glossary of Terms

AMI	Area of mutual interest, an agreed designated geographic area where co-participants or other industry participants have a right of participation in acquisitions and operations

Bbl	Barrel of oil, condensate or NGLs

Bbl/d	Barrels of oil, condensate or NGLs per day

Bcf	One billion cubic feet of natural gas

Bcfe	One billion cubic feet of natural gas equivalent, calculated by converting liquids volumes on the basis of 1/6th of a barrel of oil, condensate or NGLs per Mcf

Boe	One barrel of oil equivalent determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or NGLs

Boe/d	Barrels of oil equivalent per day

Btu	British thermal unit, typically used in measuring natural gas energy content

CRP	Central receipt point

FASB	Financial Accounting Standards Board

GAAP	Accounting principles generally accepted in the United States of America

Gross acres	Refers to acres in which we own a working interest

Gross wells	Refers to wells in which we have a working interest

MBbl	One thousand barrels of oil, condensate or NGLs

MBbl/d	One thousand barrels of oil, condensate or NGLs per day

MBoe	One thousand barrels of oil equivalent, calculated by converting natural gas volumes on the basis of 6 Mcf of natural gas per barrel

MBoe/d	One thousand barrels of oil equivalent per day

Mcf	One thousand cubic feet of natural gas

Mcf/d	One thousand cubic feet of natural gas per day

Mcfe	One thousand cubic feet of natural gas equivalent, calculated by converting liquids volumes on the basis of 1/6th of a barrel of oil, condensate or NGLs per Mcf

MMBtu/d	One million British thermal units per day

MMcf	One million cubic feet of natural gas

MMcf/d	One million cubic feet of natural gas per day

MMcfe	One million cubic feet of natural gas equivalent, calculated by converting liquids volumes on the basis of 1/6th of a barrel of oil, condensate or NGLs per Mcf

MMcfe/d	One million cubic feet of natural gas equivalent per day

Net acres	Refers to our proportionate interest in acreage resulting from our ownership in gross acreage

Net wells	Refers to gross wells multiplied by our working interest in such wells

NGLs	Natural gas liquids

NYMEX	New York Mercantile Exchange

PBU	Performance based unit comprising one of our compensation plan awards

psi	Pounds per square inch

PUD	Proved undeveloped reserves

STACK Play	An acronymic name for a predominantly oil producing play referring to the exploration and development of the Sooner Trend of the Anadarko Basin in Canadian and Kingfisher Counties, Oklahoma

U.S.	United States of America

WTI	West Texas Intermediate

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GASTAR EXPLORATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,950	$50,074
Accounts receivable, net of allowance for doubtful accounts of $0, respectively	11,905	14,302
Commodity derivative contracts	7,767	15,534
Prepaid expenses	4,956	5,056
Total current assets	51,578	84,966
PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties, full cost method of accounting:
Unproved properties, excluded from amortization	103,221	92,609
Proved properties	1,292,089	1,286,373
Total oil and natural gas properties	1,395,310	1,378,982
Furniture and equipment	3,072	3,068
Total property, plant and equipment	1,398,382	1,382,050
Accumulated depreciation, depletion and amortization	(1,115,342)	(1,053,116)
Total property, plant and equipment, net	283,040	328,934
OTHER ASSETS:
Commodity derivative contracts	8,309	9,335
Deferred charges, net	1,667	985
Advances to operators and other assets	629	331
Other	4,944	4,944
Total other assets	15,549	15,595
TOTAL ASSETS	$350,167	$429,495
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,942	$2,029
Revenue payable	9,812	5,985
Accrued interest	10,660	3,730
Accrued drilling and operating costs	2,102	2,010
Advances from non-operators	147	167
Commodity derivative premium payable	1,723	3,194
Asset retirement obligation	89	89
Other accrued liabilities	6,053	6,764
Total current liabilities	37,528	23,968
LONG-TERM LIABILITIES:
Long-term debt	496,927	516,476
Commodity derivative contracts	—	451
Commodity derivative premium payable	2,339	2,788
Asset retirement obligation	6,111	5,997
Total long-term liabilities	505,377	525,712
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, 40,000,000 shares authorized
Series A Preferred stock, par value $0.01 per share; 10,000,000 shares designated; 4,045,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively, with liquidation preference of $25.00 per share	41	41
Series B Preferred stock, par value $0.01 per share; 10,000,000 shares designated; 2,140,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively, with liquidation preference of $25.00 per share	21	21
Common stock, par value $0.001 per share; 275,000,000 shares authorized; 81,837,274 and 80,024,218 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	82	80
Additional paid-in capital	572,867	571,947
Accumulated deficit	(765,749)	(692,274)
Total stockholders’ equity	(192,738)	(120,185)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$350,167	$429,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(in thousands, except share and per share data)
REVENUES:
Oil and condensate	$8,813	$15,353
Natural gas	4,018	6,700
NGLs	1,695	2,096
Total oil, condensate, natural gas and NGLs revenues	14,526	24,149
Gain on commodity derivatives contracts	285	10,223
Total revenues	14,811	34,372
EXPENSES:
Production taxes	705	840
Lease operating expenses	6,079	6,019
Transportation, treating and gathering	613	497
Depreciation, depletion and amortization	13,729	14,471
Impairment of oil and natural gas properties	48,497	—
Accretion of asset retirement obligation	105	125
General and administrative expense	5,675	4,248
Total expenses	75,403	26,200
(LOSS) INCOME FROM OPERATIONS	(60,592)	8,172
OTHER INCOME (EXPENSE):
Interest expense	(9,298)	(7,561)
Investment income and other	33	3
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(69,857)	614
Provision for income taxes	—	—
NET (LOSS) INCOME	(69,857)	614
Dividends on preferred stock	(3,618)	(3,618)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(73,475)	$(3,004)
NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$(0.93)	$(0.04)
Diluted	$(0.93)	$(0.04)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	78,788,133	77,114,826
Diluted	78,788,133	77,114,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(69,857)	$614
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	13,729	14,471
Impairment of oil and natural gas properties	48,497	—
Stock-based compensation	1,633	1,526
Mark to market of commodity derivatives contracts:
Total gain on commodity derivatives contracts	(285)	(10,223)
Cash settlements of matured commodity derivatives contracts, net	8,158	5,277
Amortization of deferred financing costs	990	822
Accretion of asset retirement obligation	105	125
Changes in operating assets and liabilities:
Accounts receivable	636	14,279
Prepaid expenses	100	275
Accounts payable and accrued liabilities	11,475	5,957
Net cash provided by operating activities	15,181	33,123
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of oil and natural gas properties	(12,825)	(46,121)
Advances to operators	(69)	(1,753)
Acquisition of oil and natural gas properties	127	—
Proceeds from sale of oil and natural gas properties	—	2,008
Payments to non-operators	(20)	(795)
Purchase of furniture and equipment	(4)	(3)
Net cash used in investing activities	(12,791)	(46,664)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	25,000
Repayment of revolving credit facility	(20,370)	(5,000)
Dividends on preferred stock	(3,618)	(3,618)
Deferred financing charges	(815)	(281)
Tax withholding related to restricted stock and performance based unit award vestings	(711)	(1,425)
Net cash (used in) provided by financing activities	(25,514)	14,676
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,124)	1,135
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,074	11,008
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,950	$12,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Gastar Exploration Inc. (the “Company” or “Gastar”) is an independent energy company engaged in the exploration, development and production of oil, condensate, natural gas and NGLs in the U.S. Gastar’s principal business activities include the identification, acquisition, and subsequent exploration and development of oil and natural gas properties with an emphasis on unconventional reserves, such as shale resource plays. In Oklahoma, Gastar has developed and is drilling other prospective formations on the same acreage, primarily the Meramec Shale (Middle Mississippi Lime), while Gastar plans to also test the Woodford Shale, along with emerging prospective plays in the shallow Oswego formation and in the Osage formation, a deeper bench of the Mississippi Lime located below the Meramec as well as the proven Hunton Limestone horizontal oil play.  These formations comprise what is commonly referred to as the STACK Play. In West Virginia, Gastar developed liquids-rich natural gas in the Marcellus Shale and drilled and completed two successful dry gas Utica Shale/Point Pleasant wells on its acreage.  On April 8, 2016, Gastar sold substantially all of its producing assets and proved reserves and a significant portion of its undeveloped acreage in the Appalachian Basin for an adjusted sales price of $76.6 million, subject to certain additional adjustments, with an effective date of January 1, 2016 (the “Appalachian Basin Sale”).  The Appalachian Basin Sale will be considered a significant disposition, thus resulting in changes to the Company’s financial position, statement of operations and cash flows on a go-forward basis.

2.	Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) filed with the SEC. Please refer to the notes to the consolidated financial statements included in the 2015 Form 10-K for additional details of the Company’s financial condition, results of operations and cash flows. No material item included in those notes has changed except as a result of normal transactions in the interim or as disclosed within this report.

The unaudited interim condensed consolidated financial statements of the Company included herein are stated in U.S. dollars and were prepared from the records of the Company by management in accordance with U.S. GAAP applicable to interim financial statements and reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to provide a fair presentation of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the 2015 Form 10-K. The current interim period reported herein should be read in conjunction with the financial statements and accompanying notes, including Item 8. “Financial Statements and Supplementary Data, Note 2 – Summary of Significant Accounting Policies,” included in the 2015 Form 10-K.

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

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued and has disclosed certain subsequent events in these condensed consolidated financial statements, as appropriate.

On April 8, 2016, the Company completed the Appalachian Basin Sale.  After certain adjustments (including an adjustment for the assumption by the buyer of approximately $2.8 million in revenue suspense liabilities), cash proceeds from the Appalachian Basin Sale were approximately $76.6 million, subject to certain additional adjustments.  In connection with the completion of the Appalachian Basin Sale, the Company used the cash proceeds and other funds to reduce the outstanding borrowings under its revolving credit facility by $80.0 million.

Recent Accounting Developments

The following recently issued accounting pronouncements may impact the Company in future periods:

Compensation – Stock Compensation.  In March 2016, the FASB issued updated guidance as part of its simplification initiative which is intended to simplify several aspects of the accounting for stock-based compensation transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.  Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted.  Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively.  Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively.  An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company has not yet determined what the effects of adopting this updated guidance will be on its consolidated financial statements.

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

Debt Issuance Costs.  In April 2015, the FASB issued updated guidance regarding simplification of the presentation of debt issuance costs.  The updated guidance requires debt issuance costs related to a recognized debt liability, other than those costs related to line of credit arrangements, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to the presentation for debt discounts and premiums, instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate.  This guidance was effective for the Company on January 1, 2016.  The Company’s adoption of this guidance was applied retrospectively and did not have a material impact on the Company’s consolidated financial statements.

Going Concern.  In August 2014, the FASB issued updated guidance related to determining whether substantial doubt exists about an entity's ability to continue as a going concern.  The amendment provides guidance for determining whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following the date of issuance of annual and interim financial statements, and requires specific disclosures regarding the conditions or events leading to substantial doubt.  The updated guidance is effective for annual reporting periods ending after December 15, 2016 and for annual periods and interim periods thereafter.  Earlier adoption is permitted, but the Company has not elected to adopt the updated guidance early.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Revenue Recognition.  In May 2014, the FASB issued an amendment to previously issued guidance regarding the recognition of revenue, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and most industry-specific guidance.  The FASB and the International Accounting Standards Board initiated a joint project to clarify the principles for recognizing revenue and to develop a common standard that would (i) remove inconsistencies and weaknesses in revenue requirements, (ii) provide a more robust framework for addressing revenue issues, (iii) improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, (iv) provide more useful information to users of financial statements through improved disclosure requirements and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance supersedes prior revenue recognition requirements and most industry-specific guidance throughout the FASB Accounting Standards Codification.  This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  In April 2015, the FASB proposed to delay the effective date one year, beginning in fiscal year 2018 and such proposal was subsequently adopted by the FASB in August 2015.  The Company is evaluating the new guidance and has not yet determined the impact this new standard may have on its consolidated financial statements or decided upon its method of adoption.

3.	Property, Plant and Equipment

The amount capitalized as oil and natural gas properties was incurred for the purchase and development of various properties in the U.S., located in the states of Oklahoma, Pennsylvania and West Virginia.  On April 8, 2016, the Company sold substantially all of its producing assets and proved reserves and a significant portion of its undeveloped acreage in the Appalachian Basin.

The following table summarizes the components of unproved properties excluded from amortization at the dates indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
Unproved properties, excluded from amortization:
Drilling in progress costs	$3,155	$1,533
Acreage acquisition costs	90,965	82,560
Capitalized interest	9,101	8,516
Total unproved properties excluded from amortization	$103,221	$92,609

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

	2016
	Total Year to Date Impairment	March 31
Henry Hub natural gas price (per MMBtu)(1)		$2.40
West Texas Intermediate oil price (per Bbl)(1)		$46.26
Impairment recorded (pre-tax) (in thousands)	$48,497	$48,497

	2015
	Total Year to Date Impairment	March 31
Henry Hub natural gas price (per MMBtu)(1)		$3.88
West Texas Intermediate oil price (per Bbl)(1)		$82.72
Impairment recorded (pre-tax) (in thousands)	$—	$—

(1)

For the respective periods, oil and natural gas prices are calculated using the trailing 12-month unweighted arithmetic average of the first-day-of-the-month prices based on Henry Hub spot natural gas prices and West Texas Intermediate spot oil prices.

The Company could potentially incur further ceiling test impairments in 2016 assuming commodities prices do not increase. While it is difficult to project future impairment charges in light of numerous variables involved, the following analysis using basic assumptions is provided to illustrate the impact of lower commodities pricing on impairment charges and proved reserves volumes.  The historical 12-month unweighted average first-day-of-the-month benchmark price applicable to proved reserves reported under SEC rules on April 1, 2016 decreased to $2.34 per MMbtu for natural gas and $45.16 per barrel for crude oil.

The Company’s estimated proved reserve volumes were 55.9 MMBoe at December 31, 2015 using the SEC-mandated 12-month average benchmark pricing at such date.  If such  reserves estimates were made using the further reduced 12-month average benchmark prices as of April 1, 2016 as described in the foregoing paragraph and without regard to cost savings, reserve additions or other further revisions to reserves other than as a result of such pricing changes, the Company’s internally estimated proved reserves as of December 31, 2015, excluding the impact of recent sales, would decrease primarily as a result of the loss of proved undeveloped locations and tail-end estimated future production volumes which would not be economically producible at such lower prices.  The Company’s proved reserves estimates and their estimated discounted value and standardized measure will also be impacted by changes in lease operating costs, future development costs, production, exploration and development activities.

Appalachian Basin Sale

          On February 19, 2016, the Company entered into an agreement to sell substantially all of its producing assets and proved reserves and a significant portion of its undeveloped acreage in the Appalachian Basin for $80.0 million, subject to customary closing adjustments.  Pursuant to the agreement, on April 8, 2016, the Company completed the Appalachian Basin Sale for an adjusted sales price of $76.6 million, subject to certain additional adjustments.

Appalachian Basin Sale Pro Forma Operating Results

The following unaudited pro forma results for the three months ended March 31, 2016 and 2015 show the effect on the Company's consolidated results of operations as if the Appalachian Basin Sale had occurred at the beginning of the periods presented. The pro forma results are the result of excluding from the statement of operations of the Company the revenues and direct operating expenses for the properties divested adjusted for (1) the reduction in ARO liabilities and accretion expense for the properties divested,  (2) the reduction in depreciation, depletion and amortization expense as a result of the divestiture and (3) the reduction in interest expense as a result of the pay down of debt under the Revolving Credit Facility in conjunction with the closing of the Appalachian Basin Sale. As a result, certain estimates and judgments were made in preparing the pro forma adjustments.

	For the Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
	(Unaudited)
Revenues	$11,621	$28,152
Net Loss	$(68,647)	$(6,969)
Loss per share:
Basic	$(0.87)	$(0.09)
Diluted	$(0.87)	$(0.09)

The pro forma information above includes numerous assumptions, is presented for illustrative purposes only and may not be indicative of the future results or results of operations that would have actually occurred had the Appalachian Basin Sale occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information.

Husky Acquisition

On December 16, 2015, the Company completed the acquisition of additional working and net revenue interests in 103 gross (10.2 net) producing wells and certain undeveloped acreage in the STACK and Hunton Limestone formations in its existing AMI from its AMI co-participant Husky Ventures, Inc. (“Husky”), Silverstar of Nevada, Inc., Maximus Exploration, LLC and Atwood Acquisitions, LLC for an adjusted purchase price of approximately $42.1 million, reflecting adjustment for an acquisition effective date of July 1, 2015 and which includes a $4.9 million deposit into escrow pending the resolution of title defects by the seller and the purchase of overrides recorded to other assets at March 31, 2016, and the conveyance of approximately 11,000 net non-core, non-producing acres in Blaine, Major and Kingfisher Counties, Oklahoma to the sellers, subject to certain adjustments and customary closing conditions (the “Husky Acquisition”).  In connection with the acquisition, the AMI participation agreements with the Company’s AMI co-participant were dissolved.

The Company accounted for the acquisition as a business combination and therefore, recorded the assets acquired at their estimated acquisition date fair values.  The Company incurred a total of $1.3 million of transaction and integration costs associated with the acquisition since closing and expensed these costs as incurred as general and administrative expenses.  The Company utilized relevant market assumptions to determine fair value and allocate the purchase price, such as future commodity prices, projections of estimated natural gas and oil reserves, expectations for future development and operating costs, projections of future rates of production, expected recovery rates and market multiples for similar transactions. Many of the assumptions used are unobservable and as such, represent Level 3 inputs under the fair value hierarchy as described in Note 5, “Fair Value Measurements.” The Company's preliminary assessment of the fair value of the Husky Acquisition assets resulted in a fair market valuation of $44.6 million.  As the fair market valuation varied less than 6% from the purchase price allocation recorded, no adjustment was made to the purchase price allocation.

Husky Acquisition Pro Forma Operating Results

The following unaudited pro forma results for the three months ended March 31, 2015 show the effect on the Company's consolidated results of operations as if the Husky Acquisition had occurred at the beginning of the period presented. The pro forma results are the result of combining the statement of operations of the Company with the statements of revenues and direct operating expenses for the properties acquired from Husky adjusted for (1) assumption of ARO liabilities and accretion expense for the properties acquired and (2) additional depreciation, depletion and amortization expense as a result of the Company's increased ownership in the acquired properties. The statements of revenues and direct operating expenses for the Husky Acquisition assets exclude all other historical expenses of Husky. As a result, certain estimates and judgments were made in preparing the pro forma adjustments.

For the Three Months Ended March 31, 2015
(in thousands, except per share data)
(Unaudited)
Revenues	$36,831
Net Loss	$(1,882)
Loss per share:
Basic	$(0.02)
Diluted	$(0.02)

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

Atinum Participation Agreement

In September 2010, the Company entered into a participation agreement (the “Atinum Participation Agreement”) pursuant to a purchase and sale agreement with an affiliate of Atinum Partners Co., Ltd. (“Atinum” and, together with the Company, the “Atinum co-participants), a Korean investment firm.  Pursuant to which the Company ultimately assigned to an affiliate of Atinum, for total consideration of $70.0 million, a 50% working interest in certain undeveloped acreage and wells. Effective June 30, 2011, an AMI was established for additional acreage acquisitions in Ohio, New York, Pennsylvania and West Virginia, excluding the counties of Pendleton, Pocahontas, Preston, Randolph and Tucker, West Virginia. Prior to the Appalachian Basin Sale, within this AMI, the Company acted as operator and was obligated to offer any future lease acquisitions within the AMI to Atinum on a 50/50 basis, and Atinum paid the Company on an annual basis an amount equal to 10% of lease bonuses and third party leasing costs up to $20.0 million and 5% of such costs on activities above $20.0 million.

The Atinum co-participants pursued an initial three-year development program that called for the drilling of a minimum of 60 operated horizontal wells by year-end 2013. Due to natural gas price declines, the Atinum co-participants agreed to reduce the minimum wells to be drilled requirements from the originally agreed upon 60 gross wells to 51 gross wells.  At March 31, 2016, 74 gross operated horizontal Marcellus Shale wells and two gross operated horizontal Utica Shale/Point Pleasant wells were capable of production under the Atinum Participation Agreement.  The Atinum Participation Agreement expired on November 1, 2015.  On April 8, 2016, the Company sold substantially all of its producing assets and proved reserves and a significant portion of its undeveloped acreage in the Appalachian Basin for an adjusted sales price of $76.6 million, subject to certain additional adjustments, reflecting an effective date of January 1, 2016.

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

On March 9, 2015, the Company, together with the parties thereto, entered into a Master Assignment, Agreement and Amendment No. 5 to Second Amended and Restated Credit Agreement (“Amendment No. 5”).  Amendment No. 5 amended the Revolving Credit Facility to, among other things, (i) increase the borrowing base from $145.0 million to $200.0 million, (ii) adjust the total leverage ratio for each fiscal quarter ending on or after March 31, 2015 but prior to September 30, 2016, to 5.25 to 1.00; for the fiscal quarter ending on September 30, 2016, to 5.00 to 1.00; for the fiscal quarter ending on December 31, 2016, to 4.75 to 1.00; for the fiscal quarter ending on March 31, 2017, to 4.25 to 1.00; and for each fiscal quarter ending on or after June 30, 2017, to 4.00 to 1.00, (iii) adjust the interest coverage ratio for each fiscal quarter ending on or after March 31, 2015 but prior to March 31, 2016, to 2.00 to 1.00 and for each fiscal quarter ending on or after March 31, 2016, to 2.50 to 1.00, and (iv) add the senior secured leverage ratio covenant, such ratio not to exceed, (a) for each fiscal quarter ending on or after March 31, 2015 but prior to June 30, 2016, 2.25 to 1.00 and (b) for each fiscal quarter ending on or after June 30, 2016, 2.00 to 1.00 provided that this senior secured leverage ratio shall cease to apply commencing with the first fiscal quarter end occurring after June 30, 2016 for which the total leverage ratio is equal to or less than 4.00 to 1.00.

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
(ii)

relief from compliance with its leverage ratio through the fiscal quarter ending March 31, 2017, but the Company must maintain a maximum leverage ratio of not greater than 4.0 to 1.0 for each fiscal quarter ending on or after June 17, 2017;

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
(ii)

reduce the borrowing base from $200.0 million to $180.0 million until the earlier of the closing of the Appalachian Basin Sale or April 10, 2016, at which point the borrowing base would automatically be reduced to $100.0 million and require borrowings in excess of such amount be repaid immediately;

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
(v)	require the consent of the lenders to any asset sales in excess of $5.0 million; and
(vi)

restrict the Company after March 2016 from making any distributions or paying any cash dividends to the holders of its preferred equity, including its outstanding shares of Series A Preferred Stock and Series B Preferred Stock.

Borrowing base redeterminations are scheduled semi-annually in May and November of each calendar year, although an additional scheduled redetermination will occur in August 2016, as set forth in Amendment No. 8.  The Company and its lenders may each request one additional unscheduled redetermination during any six-month period between scheduled redeterminations.  At March 31, 2016, the Revolving Credit Facility had a borrowing base of $180.0 million, with $179.6 million of borrowings outstanding and $370,000 of letters of credit outstanding.  In connection with Amendment No. 8 and in conjunction with the closing of the Appalachian Basin Sale, the borrowing base was reduced from $180.0 million to $100.0 million on April 8, 2016.  As of May 2, 2016, there were $99.6 million of borrowings outstanding and $370,000 of letters of credit issued under the Revolving Credit Facility.     Future increases in the borrowing base in excess of the original $50.0 million are limited to 17.5% of the increase in adjusted consolidated net tangible assets as defined in the indenture pursuant to which the Company's senior secured notes are issued (as discussed below in “Senior Secured Notes”).

At March 31, 2016, the Company was in compliance with all financial covenants under the Revolving Credit Facility.

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

The Indenture contains covenants that, among other things, limit the Company's ability and the ability of its subsidiaries to:

•	Incur additional indebtedness or refinance existing indebtedness;
•	Transfer or sell assets or use asset sale proceeds;
•	Pay dividends or make distributions, redeem subordinated debt or make other restricted payments;

•	Make certain investments; incur or guarantee additional debt or issue preferred equity securities;
•	Create or incur certain liens on the Company's assets, including securing additional indebtedness or refinancing existing indebtedness;
•	Incur dividend or other payment restrictions affecting future restricted subsidiaries;
•	Merge, consolidate or transfer all or substantially all of the Company's assets;
•	Enter into certain transactions with affiliates; and
•	Enter into certain sale and leaseback transactions.

Covenants in the Indenture also limit the Company’s ability to borrow on a first priority lien secured basis, including its ability to refinance the full amount of currently outstanding borrowings under its Revolving Credit Facility or to reborrow on such facility in the event current borrowings thereunder are paid down.  These and other covenants that are contained in the Indenture are subject to important limitations and qualifications that are described in the Indenture.

A summary of the Notes balance for the periods indicated is as follows:

	March 31, 2016	December 31, 2015
	(in thousands)

Notes, principal balance	$325,000	$325,000
Less:
Unamortized discounts	(6,474)	(7,151)
Deferred financing costs	(1,229)	(1,373)
Notes, net	$317,297	$316,476

5.	Fair Value Measurements

The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations, unproved properties and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements. The Company assesses its unproved properties for impairment whenever events or circumstances indicate the carrying value of those properties may not be recoverable. The fair value of the unproved properties is measured using an income approach based upon internal estimates of future production levels, current and future prices, drilling and operating costs, discount rates, current drilling plans and favorable and unfavorable drilling activity on the properties being evaluated and/or adjacent properties or estimated market data based on area transactions, which are Level 3 inputs. For the three months ended March 31, 2016 and 2015, due to continued lower natural gas prices for dry gas and no current plans to drill or extend leases in Marcellus East, management’s evaluation of unproved properties resulted in impairment and the Company reclassified an immaterial amount of costs from unproved to proved properties for each period.      As no other fair value measurements are required to be recognized on a non-recurring basis at March 31, 2016, no additional disclosures are provided at March 31, 2016.

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

Transfers between levels are recognized at the end of the reporting period. There were no transfers between levels during the 2016 and 2015 periods.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	Fair value as of March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$26,950	$—	$—	$26,950
Commodity derivative contracts	—	—	16,076	16,076
Liabilities:
Commodity derivative contracts	—	—	-	-
Total	$26,950	$—	$16,076	$43,026

	Fair value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$50,074	$—	$—	$50,074
Commodity derivative contracts	—	—	24,869	24,869
Liabilities:
Commodity derivative contracts	—	—	(451)	(451)
Total	$50,074	$-	$24,418	$74,492

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2016 and 2015. Level 3 instruments presented in the table consist of net derivatives that, in management’s opinion, reflect the assumptions a marketplace participant would have used at March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Balance at beginning of period	$24,418	$27,502
Total gains included in earnings	285	10,223
Purchases	—	866
Issuances	—	(186)
Settlements(1)	(8,627)	(6,582)
Balance at end of period	$16,076	$31,823
The amount of total (losses) gains for the period included in earnings attributable to the change in mark to market of commodity derivatives contracts still held at March 31, 2016 and 2015	$(6,497)	$4,252

(1)	Included in gain (loss) on commodity derivatives contracts on the condensed consolidated statements of operations.

At March 31, 2016, the estimated fair value of accounts receivable, prepaid expenses, accounts and revenue payables and accrued liabilities approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s long-term debt at March 31, 2016 was $388.4 million based on quoted market prices of the Notes (Level 1) and the respective carrying value of the Revolving Credit Facility because the interest rate approximates the current market rate (Level 2).

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

All derivative contracts are carried at their fair value on the balance sheet and all changes in value are recorded in the condensed consolidated statements of operations in (loss) gain on commodity derivatives contracts. For the three months ended March 31, 2016 and 2015, the Company reported a loss of $6.5 million and a gain of $4.3 million, respectively, in the condensed consolidated statements of operations related to the change in the fair value of its commodity derivative contracts still held at March 31, 2016 and 2015.

As of March 31, 2016, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume(1)	Total of Notional Volume	Floor (Long)	Short Put	Ceiling (Short)
		(in Bbls)
2016(2)	Costless three-way collar	250	38,250	$85.00	$65.00	$95.10
2016(2)	Costless three-way collar	330	50,490	$80.00	$65.00	$97.35
2016(2)	Costless three-way collar	450	68,850	$57.50	$42.50	$80.00
2016(2)	Put spread	550	84,150	$85.00	$65.00	$—
2016(2)	Put spread	300	45,900	$85.50	$65.50	$—
2017	Costless three-way collar	280	102,200	$80.00	$65.00	$97.25
2017	Costless three-way collar	250	91,250	$80.00	$60.00	$98.70
2017	Costless three-way collar	200	73,000	$60.00	$42.50	$85.00
2017	Put spread	500	182,500	$82.00	$62.00	$—
2017	Costless three-way collar	200	73,000	$57.50	$42.50	$76.13
2018(3)	Put spread	425	103,275	$80.00	$60.00	$—

(1)	Crude volumes hedged include oil, condensate and certain components of our NGLs production.
(2)	For the period August to December 2016.
(3)	For the period January to August 2018.

As of March 31, 2016, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Call (Long)	Ceiling (Short)
		(in MMBtus)
2016(1)	Producer three-way collar	2,500	230,000	$—	$3.00	$2.25	$—	$3.65
2016(2)	Producer three-way collar	2,000	306,000	$—	$4.00	$3.25	$—	$4.58
2016(2)	Producer three-way collar	5,000	765,000	$—	$3.40	$2.65	$—	$4.10
2017	Producer three-way collar	5,000	1,825,000	$—	$3.00	$2.35	$—	$4.00
2018	Producer three-way collar	5,000	1,825,000	$—	$3.00	$2.35	$—	$4.00

(1)	For the period August to October 2016.
(2)	For the period August to December 2016.

As of March 31, 2016, the following NGLs derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price
		(in Bbls)
2016(1)	Fixed price swap	500	76,500	$20.79

 _______________

(1)	For the period August to December 2016.

As of March 31, 2016, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.

In conjunction with certain derivative hedging activity, the Company has deferred the payment of certain put premiums for the production month period August 2016 through December 2018. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month. The Company amortizes the deferred put premium liabilities as they become payable. The following table provides information regarding the deferred put premium liabilities for the periods indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
Current commodity derivative put premium payable	$1,723	$3,194
Long-term commodity derivative put premium payable	2,339	2,788
Total unamortized put premium liabilities	$4,062	$5,982

For the Three Months Ended March 31, 2016
(in thousands)
Put premium liabilities, beginning balance	$5,982
Amortization of put premium liabilities	—
Settlement of put premium liabilities	(1,920)
Put premium liabilities, ending balance	$4,062

The following table provides information regarding the amortization of the deferred put premium liabilities by year as of March 31, 2016:

Amortization
(in thousands)
August to December 2016	$1,275
January to December 2017	1,819
January to August 2018	968
Total unamortized put premium liabilities	$4,062

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated statement of financial position and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	March 31, 2016	December 31, 2015
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Current assets	$7,767	$15,534
Commodity derivative contracts	Other assets	8,309	9,335
Commodity derivative contracts	Long-term liabilities	—	(451)
Total derivatives not designated as hedging instruments		$16,076	$24,418

		Amount of Gain Recognized in Income on Derivatives For the Three Months Ended March 31,
	Location of Gain Recognized in Income on Derivatives	2016	2015
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Gain on commodity derivatives contracts	$285	$10,223
Total		$285	$10,223

7.	Capital Stock

Common Stock

On May 7, 2015, the Company entered into an at-the-market issuance sales agreement with MLV & Co. LLC (the “Sales Agent”) to sell, from time to time through the Sales Agent, shares of the Company's common stock (the “ATM Program”).  The shares will be issued pursuant to the Company's existing effective shelf registration statement on Form S-3, as amended (Registration No. 333-193832).  The Company registered shares having an aggregate offering price of up to $50.0 million.   To date, no shares have been sold through the ATM program.

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

Series A Preferred Stock

At March 31, 2016, there were 4,045,000 shares of the Series A Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

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

The Series A Preferred Stock cannot be converted into common stock, but may be redeemed, at the Company’s option for $25.00 per share plus any accrued and unpaid dividends whether declared or not.

There is no mandatory redemption of the Series A Preferred Stock.

The Company paid cumulative dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference. For the three months ended March 31, 2016, the Company recognized dividend expense of $2.2 million for the Series A Preferred Stock.

Effective March 9, 2016, the Revolving Credit Facility prohibits the payment of cash dividends on the Company’s preferred stock commencing April 2016.  Accordingly, the Company did not declare or pay dividends on the Series A Preferred Stock in April 2016.  Dividends on the Series A Preferred Stock will accumulate regardless of whether any such dividends are declared. If the Company fails to pay full cash dividends in four calendar quarters, whether consecutive or non-consecutive, and until accumulated dividends are paid in full for four calendar quarters with the last two calendar quarters’ dividends paid in cash, then (i) the fixed rate of Series A Preferred Stock each increases by 2.00%, (ii) the Company may be required to issue a dividend of common stock to pay accrued and unpaid dividends, if such dividends are not paid in cash, provided it has sufficient surplus to pay such a dividend under state law, and (iii) the holders of Series A Preferred Stock and Series B Preferred Stock, voting as a single class, will have the right to elect up to two additional directors to the board of directors of the Company.  Under certain circumstances, “pay in kind” dividends of additional shares of Series A Preferred Stock may be payable in lieu of cash or common stock dividends.

Series B Preferred Stock

At March 31, 2016, there were 2,140,000 shares of the Series B Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

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

The Company paid cumulative dividends on the Series B Preferred Stock at a fixed rate of 10.75% per annum of the $25.00 per share liquidation preference. For the three months ended March 31, 2016, the Company recognized dividend expense of $1.4 million for the Series B Preferred Stock.

Effective March 9, 2016, the Revolving Credit Facility prohibits the payment of cash dividends on the Company’s preferred stock commencing April 2016.  Accordingly, the Company did not declare or pay dividends on the Series B Preferred Stock in April 2016.  Dividends on the Series B Preferred Stock will accumulate regardless of whether any such dividends are declared. If the Company fails to pay full cash dividends in four calendar quarters, whether consecutive or non-consecutive, and until accumulated dividends are paid in full for four calendar quarters with the last two calendar quarters’ dividends paid in cash, then (i) the fixed rate of Series B Preferred Stock each increases by 2.00%, (ii) the Company may be required to issue a dividend of common stock to pay accrued and unpaid dividends, if such dividends are not paid in cash, provided it has sufficient surplus to pay such a dividend under state law, and (iii) the holders of Series A Preferred Stock and Series B Preferred Stock,  voting as a single class, will have the right to elect up to two additional directors to the board of directors of the Company.  Under certain circumstances, “pay in kind” dividends of additional shares of Series B Preferred Stock may be payable in lieu of cash or common stock dividends.

Other Share Issuances

The following table provides information regarding the issuances and forfeitures of common stock pursuant to the Company's long-term incentive plan for the periods indicated:

For the Three Months Ended March 31, 2016
Other share issuances:
Shares of restricted common stock granted	1,698,064
Shares of restricted common stock vested	1,439,840
Shares of common stock issued pursuant to PBUs vested, net of forfeitures	502,593
Shares of restricted common stock surrendered upon vesting/exercise(1)	386,241
Shares of restricted common stock forfeited	1,360

(1)	Represents shares of common stock forfeited in connection with the payment of estimated withholding taxes on shares of restricted common stock that vested during the period.

On June 12, 2014, the Company's stockholders approved an amendment and restatement to the Gastar Exploration Inc. Long-Term Incentive Plan (the “LTIP”), effective April 24, 2014, to, among other things, increase the number of shares of common stock reserved for issuance under the LTIP by 3,000,000 shares of common stock.  There were 996,980 shares of common stock available for issuance under the LTIP at March 31, 2016.

Shares Reserved

At March 31, 2016, the Company had 741,600 common shares reserved for the exercise of stock options.

8.	Interest Expense

The following table summarizes the components of interest expense for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Interest expense:
Cash and accrued	$8,907	$7,928
Amortization of deferred financing costs(1)	990	822
Capitalized interest	(599)	(1,189)
Total interest expense	$9,298	$7,561

(1)	The three months ended March 31, 2016 and 2015 includes $677,000 and $613,000, respectively, of debt discount accretion related to the Notes.

9.	Income Taxes

For the three months ended March 31, 2016 and 2015, respectively, the Company did not recognize a current income tax benefit or provision as the Company has a full valuation allowance against assets created by net operating losses generated.  The Company believes it more likely than not that the assets will not be utilized.

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

	For the Three Months Ended March 31,
	2016	2015
	(in thousands, except per share and share data)
Net loss attributable to common stockholders	$(73,475)	$(3,004)

Weighted average common shares outstanding - basic	78,788,133	77,114,826
Incremental shares from unvested restricted shares	—	—
Incremental shares from outstanding stock options	—	—
Incremental shares from outstanding PBUs	—	—
Weighted average common shares outstanding - diluted	78,788,133	77,114,826
Net loss per share of common stock attributable to common stockholders:
Basic	$(0.93)	$(0.04)
Diluted	$(0.93)	$(0.04)
Common shares excluded from denominator as anti-dilutive:
Unvested restricted shares	1,316,418	450,556
Stock options	—	—
Unvested PBUs	1,484,907	373,325
Total	2,801,325	823,881

11.	Commitments and Contingencies

Litigation

Gastar Exploration Ltd vs. U.S. Specialty Ins. Co. and Axis Ins. Co. (Cause No.2010-11236) District Court of Harris County, Texas 190th Judicial District.  On February 19, 2010, the Company filed a lawsuit claiming that the Company was due reimbursement of qualifying claims related to the settlement and associated legal defense costs under the Company's directors and officers liability insurance policies related to the ClassicStar Mare Lease Litigation settled on December 17, 2010 for $21.2 million.  The combined coverage limits under the directors and officers liability coverage is $20.0 million.  The District Court granted the underwriters' summary judgment request by a ruling dated January 4, 2012.  The Company appealed the District Court ruling and on July 15, 2013, the Fourteenth Court of Appeals of Texas reversed the summary judgment ruling granted against the Company on the basis of the policies' prior-and-pending litigation endorsement and remanded the case for further proceedings in the District Court. The insurers filed a motion for reconsideration in the Fourteenth Court of Appeals, which that court denied.  The insurers then sought discretionary review from the Texas Supreme Court, which that court denied on February 27, 2015.  The insurers then filed in the Texas Supreme Court a motion for rehearing of their denied petition for review, which the court has denied.  The case has now been remanded to the District Court.  The District Court proceedings will include, but not be limited to, a determination of the portion of the Company's settlement of the ClassicStar Mare Lease Litigation that is covered by the insuring agreements.  In October 2015, the Insurers sought a summary judgment based on one of the exclusions in the policy.  The trial court denied their motion.  After denying the insurers’ motion for summary judgment, the trial court, on February 17, 2016, entered a docket control order establishing the week of November 29, 2016 as the tentative week for the case to go to trial. The parties are currently engaged in discovery and the trial court has allowed limited deposition testimony from some of the former Mare Lease plaintiffs.

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

12.	Statement of Cash Flows – Supplemental Information

The following is a summary of the supplemental cash paid and non-cash transactions for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash paid for interest, net of capitalized amounts	$1,378	$(282)
Non-cash transactions:
Capital expenditures included in (excluded from) accounts payable and accrued drilling costs	$3,538	$(10,366)
Capital expenditures included in accounts receivable	$310	$—
Asset retirement obligation included in oil and natural gas properties	$11	$77
Application of advances to operators	$(229)	$8,457
Other	$37	$23

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

The forward-looking statements contained in this report are largely based on our expectations and beliefs concerning future developments and their potential effect on us, which reflect certain estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions, operating trends, and other factors. Forward-looking statements may include statements that relate to, among other things, our:

•	financial position;
•	cash flow and liquidity;
•	timing and results of property divestitures;
•	compliance with covenants under our indenture and credit agreement;
•	business strategy and budgets;
•	capital expenditures;
•	drilling of wells, including the scheduling and results of such operations;
•	oil, natural gas and natural gas liquids (“NGLs”) reserves;
•	timing and amount of future production of oil, condensate, natural gas and NGLs;
•	operating costs and other expenses;
•	availability of capital; and
•	prospect development.

Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. As such, management’s assumptions about future events may prove to be inaccurate. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to:

•	the supply and demand for oil, condensate, natural gas and NGLs;
•	continued low or further declining prices for oil, condensate, natural gas and NGLs;
•	our financial condition, results of operations, revenues, cash flows and expenses;
•	the potential need to sell certain assets, restructure our debt or raise additional capital;
•	the need to take ceiling test impairments due to lower commodity prices;
•	worldwide political and economic conditions and conditions in the energy market;
•	the extent to which we are able to realize the anticipated benefits from acquired assets;
•	our ability to monetize certain assets;
•	our ability to raise capital to fund capital expenditures, service our indebtedness or repay or refinance debt upon maturity;
•	our ability to meet financial covenants under our indenture or credit agreement or the ability to obtain amendments or waivers to effect such compliance;

•	the ability and willingness of our current or potential counterparties, third-party operators or vendors to enter into transactions with us and/or to fulfill their obligations to us;
•	failure of our co-participants to fund any or all of their portion of any capital program;
•	the ability to find, acquire, market, develop and produce new oil and natural gas properties;
•	uncertainties about the estimated quantities of oil and natural gas reserves and in the projection of future rates of production and timing of development expenditures of proved reserves;
•	strength and financial resources of competitors;
•	availability and cost of material and equipment, such as drilling rigs and transportation pipelines;
•	availability and cost of processing and transportation;
•	changes or advances in technology;
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

For a more detailed description of the risks and uncertainties that we face and other factors that could affect our financial performance or cause our actual results to differ materially from our projected results please see (i) Part II, Item 1A. “Risk Factors” and elsewhere in this report, (ii) Part I, Item 1A. “Risk Factors” and elsewhere in our 2015 Form 10-K, (iii) our subsequent reports and registration statements filed from time to time with the SEC and (iv) other announcements we make from time to time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent energy company engaged in the exploration, development and production of oil, condensate, natural gas and NGLs in the U.S. Gastar’s principal business activities include the identification, acquisition, and subsequent exploration and development of oil and natural gas properties with an emphasis on unconventional reserves, such as shale resource plays. In Oklahoma, we have developed and are drilling other prospective formations on the same acreage, primarily the Meramec Shale (Middle Mississippi Lime), while we plan to also test the Woodford Shale, along with emerging prospective plays in the shallow Oswego formation and in the Osage formation, a deeper bench of the Mississippi Lime located below the Meramec.  These formations comprise what is commonly referred to as the STACK Play. In West Virginia, we developed liquids-rich natural gas in the Marcellus Shale and drilled and completed two successful dry gas Utica Shale/Point Pleasant wells on our acreage.  On April 8, 2016, we sold substantially all of our producing assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for an adjusted sales price of $76.6 million, subject to certain additional adjustments, with an effective date of January 1, 2016 (the “Appalachian Basin Sale”).

Our current operational activities are conducted in, and our consolidated revenues are generated from, markets exclusively in the U.S.  As of March 31, 2016, our major assets consist of approximately 185,200 gross (110,800 net) acres in Oklahoma and approximately 56,000 gross (36,400 net) acres in the Marcellus Shale in West Virginia and southwestern Pennsylvania, of which approximately 25,800 gross (10,300 net) acres have Utica Shale/Point Pleasant potential.  After completion of the Appalachian Basin Sale, our Marcellus Shale assets will consist of approximately 28,300 gross (24,900 net) acres, 90% of which is undeveloped.

The following discussion addresses material changes in our results of operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 and material changes in our financial condition since December 31, 2015. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Part I, Item 1. “Financial Statements” of this report, as well as our 2015 Form 10-K, which includes important disclosures regarding our critical accounting policies as part of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Oil and Natural Gas Activities

The following provides an overview of our major oil and natural gas projects. While actively pursuing specific exploration and development activities in the Mid-Continent area, there is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.

Mid-Continent Horizontal Oil Play.

We believe that our acreage is prospective in the STACK Play, an area of central Oklahoma that includes oil and natural gas-rich formations such as the Meramec and Woodford Shale, ranging in depth from 6,000 to 9,000 feet, and emerging prospective plays in the shallow Oswego formation and in the Osage formation, a deeper bench of the Mississippi Lime located below the Meramec as well as the proven Hunton Limestone horizontal oil play.  At March 31, 2016, we held leases covering approximately 185,200 gross (110,800 net) acres in Garfield, Canadian, Kingfisher, Logan, Blaine and Oklahoma Counties, Oklahoma within the STACK Play.

Our leasing activities primarily located in northwest Kingfisher County, Oklahoma, began in 2012 initially with an AMI co-participant and were expanded to include two additional adjacent prospect areas. Prior to the closing of the Husky Acquisition, our AMI co-participant handled all drilling, completion and production activities, and we handled leasing and permitting activities in certain areas of the AMI.  On December 16, 2015, we completed the Husky Acquisition of additional interests in the AMI from our AMI co-participant including working and net revenue interests in 103 gross (10.2 net) producing wells and approximately 15,700 net developed and undeveloped acres in Kingfisher and Garfield Counties, Oklahoma and assumed operatorship of a majority of the acquired wells.  With the closing of the Husky Acquisition, our AMI participation agreements with our AMI co-participant were dissolved.

On September 6, 2015, we spudded our first Meramec well, the Deep River 30-1H, with a vertical depth of approximately 7,300 feet and drilled an approximate 5,100-foot lateral and completed it with a 34-stage fracture stimulation.  The Deep River 30-1H was placed on flowback on October 28, 2015 and in December 2015 produced at a peak 24-hour rate of 1,094 Boe per day (71% oil) and has produced at a post-peak 90-day average daily rate of 713 Boe per day (61% oil) .  Our working interest in the Deep River 30-1H is 100% (NRI 80%).  The estimated cost to drill and complete the Deep River 30-1H is approximately $6.5 million.

On February 10, 2016, we spudded our second Meramec well, the Holiday Road 2-1H, and the well was drilled to a total depth of 12,000 feet in approximately 12 days and has a horizontal lateral of approximately 4,300 feet.  The Holiday Road 2-1H was completed in late March 2016 with 34 frack stages using approximately 12 million pounds of proppant.  The well commenced flow back on April 11, 2016.  Oil and natural gas production from the well is gradually increasing with a most-recent 24-hour rate of 49 barrels of oil per day, 48 Mcf of natural gas per day and 2,734 barrels of completion fluids recovered per day.  Peak production rates for Meramec wells are typically achieved 60 to 90 days following initial flow back.  The Holiday Road 2-1H exhibits significant permeability and reservoir energy and has averaged inception to date 3,100 barrels of completion fluid flow back per day. Our working interest in the Holiday Road 2-1H is 78.3% (approximate NRI 63%).  The estimated cost to drill and complete the Holiday Road 2-1H is approximately $4.5 million, including approximately $520,000 of costs associated with fishing coiled tubing from the wellbore during completion procedures.

The following table provides production and operational information about the Mid-Continent for the periods indicated:

	For the Three Months Ended March 31,
Mid-Continent	2016	2015
Net Production:
Oil and condensate (MBbl)	277	297
Natural gas (MMcf)	950	797
NGLs (MBbl)	119	96
Total net production (MBoe)	554	527
Net Daily Production:
Oil and condensate (MBbl/d)	3.0	3.3
Natural gas (MMcf/d)	10.4	8.9
NGLs (MBbl/d)	1.3	1.1
Total net daily production (MBoe/d)	6.1	5.9
Average sales price per unit(1):
Oil and condensate (per Bbl)	$30.16	$46.87
Natural gas (per Mcf)	$1.81	$3.18
NGLs (per Bbl)	$10.39	$14.35
Average sales price per Boe(1)	$20.40	$33.91
Selected operating expenses (in thousands):
Production taxes	$379	$351
Lease operating expenses(2)	$5,451	$5,026
Transportation, treating and gathering	$85	$4
Selected operating expenses per Boe:
Production taxes	$0.68	$0.67
Lease operating expenses(2)	$9.84	$9.54
Transportation, treating and gathering	$0.15	$0.01
Production costs(3)	$9.99	$9.55

(1)	Excludes the impact of hedging activities.
(2)

Lease operating expenses for the three months ended March 31, 2016 and 2015 include $1.1 million and $1.4 million, respectively, of workover expense for production enhancing workovers completed on certain WEHLU wells.  Excluding workover expense, lease operating expense per Boe for the three months ended March 31, 2016 would have been $7.93 per Boe compared to $6.93 per Boe for the three months ended March 31, 2015.

(3)	Production costs include lease operating expense, insurance, gathering and workover expense and excludes ad valorem and severance taxes.

Appalachian Basin.

Due to the continued depressed price environment in the Appalachian Basin, we suspended our drilling operations in the Appalachian Basin in the second quarter of 2015.  On April 8, 2016 we sold substantially all of our producing assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for an adjusted price of $76.6 million, subject to certain additional adjustments.

Marcellus Shale.  The Marcellus Shale is Devonian aged shale that underlies much of the Appalachian region of Pennsylvania, New York, Ohio, West Virginia and adjacent states. The depth of the Marcellus Shale and its low permeability make the Marcellus Shale an unconventional exploration target in the Appalachian Basin. Advancements in horizontal drilling and stimulation have produced promising results in the Marcellus Shale. These developments have resulted in increased leasing and drilling activity in the area. As of March 31, 2016, our acreage position in the play was approximately 56,000 gross (36,400 net) acres.  We refer to the approximately 27,700 gross (11,500 net) acres reflecting our interest in our Marcellus Shale assets in West Virginia and Pennsylvania subject to the Atinum Participation Agreement described below as our Marcellus West acreage. We refer to the approximately 28,300 gross (24,900 net) acres in Preston, Tucker, Pocahontas, Randolph and Pendleton Counties, West Virginia as our Marcellus East acreage. The entirety of our acreage is believed to be in the core, over-pressured area of the Marcellus play.  As a result of the closing of the Appalachian Basin Sale on April 8, 2016, our Marcellus Shale assets will consist of approximately 28,300 gross (24,900 net) acres in Marcellus East, 90% of which is undeveloped.

 On September 21, 2010, we entered into the Atinum Participation Agreement pursuant to which we ultimately assigned to Atinum, for $70.0 million in total consideration, a 50% working interest in certain undeveloped acreage and shallow producing wells.  Atinum has the right to participate in any future leasehold acquisitions made by us within Ohio, New York, Pennsylvania and West Virginia, excluding the counties of Pendleton, Pocahontas, Preston, Randolph and Tucker, West Virginia, on terms identical to those governing the then-existing Atinum Participation Agreement. Prior to the Appalachian Basin Sale, we were the operator and were obligated to offer any future lease acquisitions to Atinum on a 50/50 basis. Atinum paid us on an annual basis an amount equal to 10% of lease bonuses and third party leasing costs, up to $20.0 million, and 5% of such costs on activities above $20.0 million.

The Atinum co-participants pursued an initial three-year development program that called for the drilling of a minimum of 60 operated horizontal wells by year-end 2013.  Due to natural gas price declines, we and Atinum agreed to reduce the minimum wells to be drilled requirements from 60 gross wells to 51 gross wells. At March 31, 2016, 74 gross (37.0 net) operated Marcellus Shale horizontal wells were capable of production.  All of our Marcellus Shale well operations to date were drilled under the Atinum Participation Agreement.  The Atinum Participation Agreement expired on November 1, 2015.

The following table provides production and operational information for the Marcellus Shale for the periods indicated:

	For the Three Months Ended March 31,
Marcellus Shale	2016	2015
Net Production:
Oil and condensate (MBbl)	46	70
Natural gas (MMcf)	1,830	2,158
NGLs (MBbl)	227	122
Total net production (MBoe)	578	552
Net Daily Production:
Oil and condensate (MBbl/d)	0.5	0.8
Natural gas (MMcf/d)	20.1	24.0
NGLs (MBbl/d)	2.5	1.4
Total net daily production (MBoe/d)	6.4	6.1
Average sales price per unit (1):
Oil and condensate (per Bbl)	$10.00	$20.27
Natural gas (per Mcf)	$0.98	$1.69
NGLs (per Bbl)	$2.02	$5.82
Average sales price per Boe (1)	$4.71	$10.46
Selected operating expenses (in thousands):
Production taxes	$278	$442
Lease operating expenses	$599	$989
Transportation, treating and gathering	$482	$459
Selected operating expenses per Boe:
Production taxes	$0.48	$0.80
Lease operating expenses	$1.04	$1.79
Transportation, treating and gathering	$0.83	$0.83
Production costs(2)	$1.91	$1.95

(1)	Excludes the impact of hedging activities.
(2)	Production costs include lease operating expenses, insurance, gathering and workover expense and excludes ad valorem and severance taxes.

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

The following table provides production and operational information for the Utica Shale for the periods indicated:

	For the Three Months Ended March 31,
Utica Shale	2016	2015
Net Production:
Natural gas (MMcf)	425	340
Total net production (MBoe)	71	57
Net Daily Production:
Natural gas (MMcf/d)	4.7	3.8
Total net daily production (MBoe/d)	0.8	0.6
Average sales price per unit (1):
Natural gas (per Mcf)	$1.17	$1.53
Average sales price per Boe (1)	$7.00	$9.18
Selected operating expenses (in thousands):
Production taxes	$48	$46
Lease operating expenses	$28	$5
Transportation, treating and gathering	$45	$35
Selected operating expenses per Boe:
Production taxes	$0.67	$0.81
Lease operating expenses	$0.40	$0.09
Transportation, treating and gathering	$0.64	$0.61
Production costs (2)	$1.04	$0.70

(1)	Excludes the impact of hedging activities.
(2)	Production costs include lease operating expenses, insurance, gathering and workover expense and excludes ad valorem and severance taxes.

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

The following table provides information about production volumes, average prices of oil and natural gas and operating expenses for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands, except per unit amounts)
Net Production:
Oil and condensate (MBbl)	323	367
Natural gas (MMcf)	3,204	3,295
NGLs (MBbl)	346	219
Total net production (MBoe)	1,203	1,135
Net Daily production:
Oil and condensate (MBbl/d)	3.6	4.1
Natural gas (MMcf/d)	35.2	36.6
NGLs (MBbl/d)	3.8	2.4
Total net daily production (MBoe/d)	13.2	12.6
Average sales price per unit:
Oil and condensate per Bbl, excluding impact of hedging activities	$27.27	$41.82
Oil and condensate per Bbl, including impact of hedging activities (1)	$41.56	$47.50
Natural gas per Mcf, excluding impact of hedging activities	$1.25	$2.03
Natural gas per Mcf, including impact of hedging activities (1)	$1.59	$2.58
NGLs per Bbl, excluding impact of hedging activities	$4.90	$9.58
NGLs per Bbl, including impact of hedging activities (1)	$8.04	$19.10
Average sales price per Boe, excluding impact of hedging activities	$12.07	$21.28
Average sales price per Boe, including impact of hedging activities (1)	$17.71	$26.54
Selected operating expenses:
Production taxes	$705	$840
Lease operating expenses(2)	$6,079	$6,019
Transportation, treating and gathering	$613	$497
Depreciation, depletion and amortization	$13,729	$14,471
Impairment of natural gas and oil properties	$48,497	$—
General and administrative expense	$5,675	$4,248
Selected operating expenses per Boe:
Production taxes	$0.59	$0.74
Lease operating expenses(2)	$5.05	$5.30
Transportation, treating and gathering	$0.51	$0.44
Depreciation, depletion and amortization	$11.41	$12.75
General and administrative expense	$4.72	$3.74
Production costs(3)	$5.58	$5.42

(1)	The impact of hedging includes the gain (loss) on commodity derivative contracts settled during the periods presented.
(2)

Lease operating expenses for the three months ended March 31, 2016 and 2015 include $1.1 million and $1.4 million, respectively, of workover expense for production enhancing workovers completed on certain WEHLU wells.  Excluding workover expense, lease operating expense per Boe for the three months ended March 31, 2016 would have been $4.17 per Boe compared to $4.09 per Boe for the three months ended March 31, 2015.

(3)	Production costs include lease operating expenses, insurance, gathering and workover expense and excludes ad valorem and severance taxes.

Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) were $14.5 million for the three months ended March 31, 2016, down 40% from $24.1 million for the three months ended March 31, 2015. The decrease in revenues was the result of a 43% decrease in weighted average realized equivalent prices offset by a 6% increase in production.  In addition to overall adverse commodity price conditions, we continued to be impacted by significant negative gas basis differentials in the Appalachian Basin and weakened NGLs pricing due to excess supply.

Average daily production on an equivalent basis was 13.2 MBoe/d for the three months ended March 31, 2016 compared to 12.6 MBoe/d for the same period in 2015. Oil, condensate and NGLs production represented approximately 56% of total production for the three months ended March 31, 2016 compared to 52% of total production for the three months ended March 31, 2015.

Oil and condensate revenues represented approximately 61% of our total oil, condensate, natural gas and NGLs revenues for the three months ended March 31, 2016 compared to 64% for the three months ended March 31, 2015.  Total liquids revenues (oil, condensate and NGLs) represented approximately 72% of our total oil, condensate, natural gas and NGLs revenues for both the three months ended March 31, 2016 and 2015.  We are focusing our 2016 drilling activity in the Mid-Continent oil play due to continued weakened natural gas and NGLs prices and our completed Appalachian Basin Sale, and as such, expect our liquids revenues to continue to increase as a percentage of total oil, condensate, natural gas and NGLs revenues during the remainder of 2016.  Our average realized sales prices in the Appalachian Basin, excluding the impact of hedging activities, were $4.96 per Boe for the first quarter of 2016 compared to $10.34 per Boe for the first quarter of 2015 and to $3.32 per Boe for the fourth quarter of 2015.  On April 8, 2016, we completed the sale of substantially all of our producing assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for an adjusted price of $76.6 million, subject to certain additional adjustments reflecting an effective date of January 1, 2016.

During the three months ended March 31, 2016, we had commodity derivative contracts covering approximately 27% of our oil and condensate production.  The impact of oil commodity derivative contracts settled during the three months ended March 31, 2016 on oil and condensate sales was an increase of $4.6 million in oil and condensate revenues and resulted in an increase in total price realized from $27.27 per Bbl to $41.56 per Bbl.  The gain on oil and condensate commodity derivatives contracts settled during the period includes a loss of $1.4 million for deferred put premiums.  During the three months ended March 31, 2015, the impact of hedging on oil and condensate sales was an increase of $2.1 million, which resulted in an increase in total price realized from $41.82 per Bbl to $47.50 per Bbl.  We designated 15% and 50% of our current crude hedges as price protection for our NGLs production for the quarters ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016, we had commodity derivative contracts covering approximately 45% of our natural gas production, which resulted in a gain on natural gas commodity derivatives contracts settled during the quarter of $1.1 million and resulted in an increase in total price realized from $1.25 per Mcf to $1.59 per Mcf.  The gain on natural gas commodity derivative contracts settled during the period includes a gain of $75,000 for amortization of prepaid premiums.  Excluding the non-cash amortization, the impact of hedging on natural gas sales was an increase in revenues of $2.9 million of NYMEX hedge gains offset by $1.7 million of basis hedge losses and $235,000 of deferred put premiums. During the three months ended March 31, 2015, the impact of hedging on natural gas sales was an increase of $1.8 million in natural gas revenues resulting in an increase in total price realized from $2.03 per Mcf to $2.58 per Mcf.

During the three months ended March 31, 2016, we had commodity derivative contracts covering approximately 38% of our NGLs production.  The impact of NGLs commodity derivative contracts settled during the three months ended March 31, 2016 on NGLs sales was an increase of $1.1 million in NGLs revenues and resulted in an increase in total price realized from $4.90 per Bbl to $8.04 per Bbl.  The gain on NGLs commodity derivatives contracts settled during the period includes a loss of $253,000 for deferred put premiums.  During the three months ended March 31, 2015, the impact of hedging on NGLs sales was an increase of $2.1 million in NGLs revenues which resulted in an increase in total price realized from $9.58 per Bbl to $19.10 per Bbl.

The change in mark to market value for outstanding commodity derivatives contracts for the three months ended March 31, 2016 was a loss of $6.5 million compared to a gain of $4.3 million for the three months ended March 31, 2015. The change in the mark to market value was primarily the result of changes in hedge contracts and the futures price curve during the period compared to the prior year.

For additional information regarding our oil and condensate hedging positions as of March 31, 2016, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report.

Production taxes. We reported production taxes of $705,000 for the three months ended March 31, 2016 compared to $840,000 for the three months ended March 31, 2015.  The decrease in production taxes primarily resulted from lower commodity prices related to our Marcellus Shale properties.  Production taxes for the three months ended March 31, 2016 and 2015 were approximately 4.9% and 3.5%, respectively, of oil, condensate, natural gas and NGLs revenues.  The increase in the production tax as a percentage of revenues was primarily the result of a portion of the West Virginia taxes being based on volumes rather than on value.

Lease operating expenses. We reported lease operating expenses (“LOE”) of $6.1 million for the three months ended March 31, 2016 compared to $6.0 million for the three months ended March 31, 2015.  Our total LOE was $5.05 per Boe for the three months ended March 31, 2016 compared to $5.30 per Boe for the same period in 2015.  The increase in our LOE was primarily due to a $693,000 increase in recurring well operating costs and a $74,000 increase in insurance due to additional wells offset by a $390,000 decrease in ad valorem taxes and a $317,000 decrease in workover expense.  Excluding workover expense, LOE per Boe for the three months ended March 31, 2016 was $4.17 compared to $4.09 for the three months ended March 31, 2015.

Transportation, treating and gathering. We reported transportation expenses of $613,000 for the three months ended March 31, 2016 compared to $497,000 for the three months ended March 31, 2015.  The increase in transportation expense was due to new wells and changes in Oklahoma contracts.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) expense of $13.7 million for the three months ended March 31, 2016 down from $14.5 million for the three months ended March 31, 2015. The decrease in DD&A expense was the result of a lower DD&A rate due to impairment charges incurred in 2015 offset by increased production. The DD&A rate for the three months ended March 31, 2016 was $11.41 per Boe compared to $12.75 per Boe for the same period in 2015.

Impairment of oil and natural gas properties.  We reported an impairment of oil and natural gas properties of $48.5 million for the three months ended March 31, 2016.  The impairment was the result of a 38% decline in the 12-month average natural gas price and a 44% decline in the 12-month average oil price used in the calculation of the full cost ceiling test at March 31, 2016 compared to March 31, 2015.   At March 31, 2016, our ceiling test impairment calculation was based on SEC pricing of $2.40 per MMBtu of Henry Hub spot natural gas and $46.26 per barrel of WTI spot oil which compares to a trailing 12-month unweighted average commodity prices subsequent to quarter end as of April 1, 2016 pricing of $2.34 per MMBtu of Henry Hub spot natural gas and $45.16 per barrel of WTI spot oil.  If the April 1, 2016 spot pricing was used in applying the Company’s March 31, 2016 ceiling test for impairment, the Company estimates its impairment charge for the quarter ended March 31, 2016 would have increased by approximately $15.6 million.  For a description of the ceiling impairment determination and the impact of recent price declines on such impairments, see Part I, Item 1. “Financial Statements, Note 3 – Property, Plant and Equipment.”

General and administrative expense. We reported general and administrative expenses of $5.7 million for the three months ended March 31, 2016 compared to $4.2 million for the three months ended March 31, 2015. Non-cash stock-based compensation expense, which is included in general and administrative expense, was $1.6 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively.  Excluding stock-based compensation expense, general and administrative expense increased $1.3 million to $4.0 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily due to $275,000 of costs incurred for the acquisition of Oklahoma properties from our AMI co-participant, severance costs of $537,000 and higher legal costs of $507,000.

Interest expense.  We reported interest expense of $9.3 million for the three months ended March 31, 2016 compared to $7.6 million for the three months ended March 31, 2015.  The increase in interest expense was primarily due to additional borrowings under our Revolving Credit Facility.

Dividends on preferred stock. We reported dividends on preferred stock of $3.6 million for the three months ended March 31, 2016 and 2015, respectively. The Series A Preferred Stock had a stated value and liquidation preference of approximately $101.1 million at March 31, 2016 and 2015, respectively, and carries a cumulative dividend rate of 8.625% per annum.  Dividends on the Series A Preferred Stock were $2.2 million for the three months ended March 31, 2016 and 2015, respectively.  The Series B Preferred Stock had a stated value and liquidation preference of $53.5 million at March 31, 2016 and 2015 and carries a cumulative dividend rate of 10.75% per annum.  Dividends on the Series B Preferred Stock were $1.4 million for the three months ended March 31, 2016 and 2015, respectively.  Effective March 9, 2016, our Revolving Credit Facility prohibits the payment of cash dividends on our preferred stock commencing April 2016.  Dividends on the Series A Preferred Stock and Series B Preferred Stock will accumulate regardless of whether any such dividends are declared.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities, possible asset sales and capital markets transactions, to the extent available on favorable terms.  We believe that our current cash position, funds from operating cash flows and possible proceeds from potential future divestitures and capital markets transactions should be sufficient to meet our cash requirements for at least 2016.    We continually evaluate our capital needs and compare them to our capital resources and ability to raise funds in the financial markets. We have the ability to adjust capital expenditures in response to changes in oil, condensate, natural gas and NGLs prices, drilling results, liquidity and cash flow.  Current market conditions may put limitations on our ability to issue new debt or equity securities in the public or private markets. The ability of oil and natural gas companies to access the equity and high yield debt markets has been significantly limited since the decline in commodity prices.

For the three months ended March 31, 2016, we reported cash flows provided by operating activities of $15.2 million.  For the three months ended March 31, 2016, we reported net cash used in investing activities of $12.8 million primarily for the development of oil and natural gas properties.  For the three months ended March 31, 2016, we reported net cash used in financing activities of $25.5 million, consisting primarily of $20.4 million of repayments of borrowings outstanding under our Revolving Credit Facility, $3.6 million of preferred stock dividends paid, $815,000 of deferred financing costs and $711,000 of tax withholding related to restricted stock and PBU vestings during the period.  As a result of these activities, our cash and cash equivalents balance decreased by $23.1 million, resulting in a cash and cash equivalents balance of $27.0 million at March 31, 2016.

At March 31, 2016, we had a net working capital surplus of approximately $14.1 million.  At March 31, 2016, we had $179.6 million of borrowings outstanding and $370,000 of letters of credit issued under our Revolving Credit Facility with no availability.  In connection with Amendment No. 8 and in conjunction with the closing of the Appalachian Basin Sale, the borrowing base was reduced from $180.0 million to $100.0 million on April 8, 2016.  As of May 2, 2016, there were $99.6 million of borrowings outstanding and $370,000 of letters of credit issued under the Revolving Credit Facility.

We have decided to withdraw our efforts to market approximately 26,000 net acres of primarily undeveloped leasehold in Canadian and southeast Kingfisher Counties, Oklahoma.  Our sales process was impacted by competing acreage that is further developed and de-risked being offered for sale by third parties.  In addition, future operated and non-operated drilling activity within and near our acreage could further de-risk our acreage position and define its value to potential buyers in the future.  We will re-evaluate additional potential asset divestitures at a later date.

Our substantial borrowings relative to our current cash flows and proved reserve base limits our operational flexibility, including our ability to make capital expenditures to fully exploit and enhance the value of our undeveloped oil and gas properties. We may not be able to generate sufficient cash or cash flows, as applicable, to service all of our indebtedness or to meet financial covenants under our debt agreements and may be forced to take other actions to satisfy our obligations under such agreements, which may not be successful, or if successful, could adversely affect our creditors and be highly dilutive to our existing holders of our common and preferred stock or possibly cause the loss of substantially all of their investment.  For a description of possible actions we may consider to improve our liquidity, see “Item II. Other Information, Item 1A. Risk Factors – We are highly leveraged and may not be able to generate sufficient cash or cash flows, as applicable, to service all of our indebtedness or to meet financial covenants under our debt agreements and may be forced to take other actions to satisfy our obligations under such agreements, which may not be successful, or if successful, could be highly dilutive to, and adversely affect, creditors and our existing holders of our common and preferred stock.”

Future capital and other expenditure requirements.  Capital expenditures in the Mid-Continent for the remainder of 2016 are currently projected to be approximately $18.6 million comprised of $6.6 million for drilling, completion and infrastructure costs and $12.0 million for lease renewal and extension costs.  In addition, we have allocated $2.4 million for capitalized general and administrative costs.  All of the remaining 2016 capital expenditures are discretionary, however, failure to fund lease acquisition expenditures will result in the forfeiture of leasehold rights on some of our properties.  During the remainder of 2016, we have approximately 20,000 net acres expiring in the Mid-Continent, including approximately 3,100 net acres that have automatic extension rights, and have allocated funds for such renewals.  We plan to fund our remaining 2016 capital budget through existing cash balances, internally generated cash flow from operating activities and possible capital markets transactions and divestitures of assets, or some combination thereof.

We are closely monitoring the recent volatility in the commodity markets and we are developing capital plans responsive to changes that are occurring in the commodity and capital markets. Our capital expenditures and the scope of our drilling activities may change as a result of several factors, including, but not limited to, changes in oil, condensate, natural gas and NGLs prices, costs of drilling and completion and leasehold acquisitions, drilling results, and changes in the borrowing base under the Revolving Credit

Facility. All of the remaining 2016 capital expenditures are discretionary, and thus, we could reduce a significant portion of 2016 capital expenditures if necessary to better match available capital resources, or in the event of debt service requirements or other cash constraints as described elsewhere in this report.

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

To mitigate some of the potential negative impact on cash flows caused by changes in oil, condensate, natural gas and NGLs prices, we have entered into financial commodity costless collars, index swaps, basis and fixed price swaps and put and call options to hedge oil, condensate, natural gas and NGLs price risk. The crude oil fixed price swaps provide price protection for our future oil sales and butane, isobutene and pentanes components of our NGLs production as these heavy components of NGLs have pricing that correlates closely with oil pricing. For 2016, we have designated 15% of our current crude hedges as price protection for a portion of our NGLs production. For additional information regarding our hedging activities, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report.

At March 31, 2016, the estimated fair value of all of our commodity derivative instruments was a net asset of $16.1 million, comprised of current and non-current assets and liabilities. By removing the price volatility from a portion of our oil, condensate, natural gas and NGLs sales for August 2016 through 2018, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows for those periods. While mitigating negative effects of falling commodity prices, certain derivative contracts also limit the benefits we could receive from increases in commodity prices.  In conjunction with certain commodity derivative hedging activity, we deferred the payment of certain put premiums for the production month period August 2016 through December 2018.  At March 31, 2016, we had a current commodity premium payable of $1.7 million and a long-term commodity premium payable of $2.3 million.  The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.

As of March 31, 2016, all of our commodity derivative hedge positions were with large financial institutions, each of which is not known to us to be in default on their derivative positions. We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.

ATM Program. We have an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $50.0 million in amounts and at times as we determine from time to time.  Actual issuances, if any, will depend on a variety of factors to be determined by us, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for our company and potential uses of funding available to us.   To date, no shares of common stock have been issued under the ATM Program.

Revolving Credit Facility. Our Revolving Credit Facility provides for a maximum amount of $500.0 million, subject to a borrowing base, which, at March 31, 2016, was $180.0 million.  At March 31, 2016, we had $179.6 million of borrowings outstanding and $370,000 of letters of credit issued under our Revolving Credit Facility.  In connection with Amendment No. 8 and in conjunction with the closing of the Appalachian Basin Sale, the borrowing base was reduced from $180.0 million to $100.0 million on April 8, 2016.  As of May 2, 2016, there were $99.6 million of borrowings outstanding and $370,000 of letters of credit issued under the Revolving Credit Facility.

At March 31, 2016, we were in compliance with all financial covenants under the Revolving Credit Facility. We may, however, need to request a waiver of compliance with, or amendment to, certain of our financial covenants by year-end 2016, which may not be received. The absence of such relief could result in significant adverse consequences and require us to pursue various actions to satisfy our Revolving Credit Facility obligations, which may not be successful, or if successful, could adversely affect our creditors and be highly dilutive to our existing holders of our common and preferred stock or possibly cause the loss of substantially all of their investment. See “Part II, Other Information. Item 1A. Risk Factors.  –  We may in the future seek a postponement of further reductions in our borrowing base under our Revolving Credit Facility or seek relief from financial covenant compliance for future periods under our Revolving Credit Facility, which if not successful, could require immediate repayment of  a portion or all amounts borrowed on our Revolving Credit Facility and could result in actions that could be highly dilutive to, and adversely affect, our creditors and our existing holders of our common and preferred stock.”  For a more detailed description of the terms of our Revolving Credit Facility, see Part I, Item 1. “Financial Statements, Note 4 – Long-Term Debt” of this report.

Senior Secured Notes.  We have $325.0 million of senior secured notes outstanding, which are due May 15, 2018.  For a more detailed description of the terms of our Notes, see Part I, Item 1. “Financial Statements, Note 4 - Long-Term Debt - Senior Secured Notes” of this report.  At March 31, 2016, we were in compliance with all covenants under the indenture governing the Notes.  Covenants in the indenture governing our senior secured notes also limit our ability to borrow on a first priority lien secured basis, including our ability to refinance the full amount of currently outstanding borrowings under our Revolving Credit Facility or to reborrow on such facility in the event current borrowings thereunder are paid down.

Series A Preferred Stock.  We paid cumulative dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the aggregate $101.1 million stated value and liquidation preference. For the three  months ended March 31, 2016, we recognized dividend expense of $2.2 million for the Series A Preferred Stock.  Effective March 9, 2016, our Revolving Credit Facility prohibits the payment of cash dividends on our preferred stock commencing April 2016.  Accordingly, we ceased payment of dividends on our Series A Preferred Stock in April 2016.  Dividends on the Series A Preferred Stock will accumulate regardless of whether any such dividends are declared.

If we fail to pay full cash dividends in four calendar quarters, whether consecutive or non-consecutive, and until accumulated dividends are paid in full for four calendar quarters with the last two calendar quarters’ dividends paid in cash, then (i) the fixed rate of Series A Preferred Stock  increases by 2.00%, (ii) the Company may be required to issue a dividend of common stock to pay accrued and unpaid dividends, if such dividends are not paid in cash, provided it has sufficient surplus to pay such a dividend under state law and (iii) the holders of Series A Preferred Stock and Series B Preferred Stock, voting as a single class, will have the right to elect up to two additional directors to the board of directors of the Company.

Series B Preferred Stock.  We pay cumulative dividends on the Series B Preferred Stock at a fixed rate of 10.75% per annum of the aggregate $53.5 million stated value and liquidation preference. For the three  months ended March 31, 2016, we recognized dividend expense of $1.4 million for the Series B Preferred Stock.  Effective March 9, 2016, our Revolving Credit Facility prohibits the payment of cash dividends on our preferred stock commencing April 2016.  Accordingly, we ceased payment of dividends on our Series B Preferred Stock in April 2016.  Dividends on the Series B Preferred Stock will accumulate regardless of whether any such dividends are declared.

If we fail to pay full cash dividends in four calendar quarters, whether consecutive or non-consecutive, and until accumulated dividends are paid in full for four calendar quarters with the last two calendar quarters’ dividends paid in cash, then (i) the fixed rate of Series B Preferred Stock  increases by 2.00%, (ii) the Company may be required to issue a dividend of common stock to pay accrued and unpaid dividends, if such dividends are not paid in cash, provided it has sufficient surplus to pay such a dividend under state law and (iii) the holders of Series A Preferred Stock and Series B Preferred Stock, voting as a single class, will have the right to elect up to two additional directors to the board of directors of the Company.

The number of shares of common stock paid as dividends, if paid in respect of Series A Preferred Stock or Series B Preferred Stock, would be determined based upon a ten day average last sale trading price of the common stock immediately prior (or reasonably close in time to) the dividend payment date. Under certain circumstances, in lieu of cash or common stock dividends, we may be required to make “pay in kind” dividends of Series A Preferred Stock and Series B Preferred Stock. Payments of stock dividends on our preferred stock could be substantially dilutive to stockholders. See “Part II, Other Information. Item 1A. Risk Factors.  – After March 31, 2017, if we do not pay all accumulated and unpaid dividends on our outstanding preferred stock in cash, we may be required to issue a significant number of shares of common stock as dividends to holders of our outstanding preferred stock, which will dilute our common stockholders and may adversely affect the trading price of our common stock.”

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Part I, Item I. “Financial Statements, Note 2 – Summary of Significant Accounting Policies” of this report and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our 2015 Form 10-K.

Recent Accounting Developments

For a discussion of recent accounting developments, see Part I, Item 1. “Financial Statements, Note 2 – Summary of Significant Policies” of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our oil, condensate, natural gas and NGLs production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil, condensate, natural gas and NGLs in the region produced. Prices received for oil, condensate, natural gas and NGLs are volatile, unpredictable and beyond our control.  To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments.  For the three  months ended March 31, 2016, a 10% change in the prices received for oil, condensate, natural gas and NGLs production would have had an approximate $1.5 million  impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk. See Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report for additional information regarding our hedging activities.

Interest Rate Risk

We are exposed to changes in interest rates as a result of our Revolving Credit Facility.  At March 31, 2016, we had $179.6 million of borrowings outstanding under our Revolving Credit Facility.  Based on the amount outstanding under our Revolving Credit Facility at March 31, 2016, a one percentage point change in the interest rate would have had a per month impact of $150,000 on our interest expense.  We have not entered into interest rate hedging arrangements in the past, and have no current plans to do so.  Due to the potential for fluctuating balances in the amount outstanding under our Revolving Credit Facility, we do not believe such arrangements to be cost effective.  The amount outstanding under the Notes is at fixed interest of 8.625% per annum.  We currently do not use interest rate derivatives to mitigate our exposure to the volatility in interest rates, including under the Revolving Credit Facility, as this risk is minimal.

Item 4. Controls and Procedures

Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of current legal proceedings is set forth in Part I, Item 1. “Financial Statements, Note 11 – Commitments and Contingencies” of this report.

Item 1A. Risk Factors

In addition to the risk factors below and the other information set forth in this report, you should carefully consider the factors discussed in   Part I, Item 1A. “Risk Factors” in our 2015 Form 10-K, which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

We are highly leveraged and may not be able to generate sufficient cash or cash flows, as applicable, to service all of our indebtedness or to meet financial covenants under our debt agreements and may be forced to take other actions to satisfy our obligations under such agreements, which may not be successful, or if successful, could be highly dilutive to, and adversely affect, creditors and our existing holders of our common and preferred stock.

Our ability to make scheduled payments on or to refinance our indebtedness obligations and to meet related financial covenants applicable to our debt instruments, including our Revolving Credit Facility and our $325.0 million outstanding principal amount of 8 5/8% Senior Secured Notes due 2018 (the “Notes”), depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control, as well as our ability to complete proposed asset sales.  As of May 2, 2016, our cash balance was approximately $20.4 million. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal,  if any, and interest on our indebtedness, including the Notes.

Our level of indebtedness will have several important effects on our future operations, including, without limitation:

•

requiring us to dedicate a significant portion of our cash flows from operations to support the payment of debt service and reduce our capital expenditures required to maintain or grow our reserves and production base;

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

Due to the relatively high level of our indebtedness, we are pursuing or analyzing various alternatives to reduce the level of our long-term debt and lower our future debt obligations, including the application of proceeds from possible targeted assets sales, followed by possible issuance of equity securities for cash, debt repurchases, exchanges of existing debt securities for new debt securities and exchanges or conversions of existing debt securities for new equity securities, among other options.   Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. One or more of these alternatives could potentially be consummated with the consent of any one or more of our current security holders, or, if necessary, without the consent of holders through a restructuring under a voluntary bankruptcy proceeding.  Such alternatives would likely adversely affect our creditors and be highly dilutive to our existing holders of our common and preferred stock or possibly cause the loss of substantially all of their investment.  Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the indentures governing our Notes, may restrict us from adopting some of these alternatives. For example, covenants in the indenture governing the Notes also limit our ability to borrow on a first priority lien secured basis, which may limit our ability to refinance the full amount of currently outstanding borrowings under our Revolving Credit Facility or to reborrow on such facility in the event current borrowings thereunder are paid down.  In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Revolving Credit Facility and the indentures governing our Notes currently restrict our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due, including required reduction in amounts owed in our Revolving Credit Facility as a result of reductions in our borrowing base.  If we are unable to meet our debt obligations, we would be forced to restructure our indebtedness and equity capitalization.  Depending upon asset values and other factors, any future restructuring could be highly dilutive to existing holders of our common and preferred stock, could result in equity holders losing a significant amount or all of their investment in us and may adversely affect the trading prices and values of our existing debt and equity securities.

We may in the future seek a postponement of further reductions in our borrowing base under our Revolving Credit Facility or seek relief from financial covenant compliance for future periods under our Revolving Credit Facility, which if not successful, could require immediate repayment of  a portion or all amounts borrowed on our Revolving Credit Facility and could result in actions that could be highly dilutive to, and adversely affect, our creditors and our existing holders of our common and preferred stock.

After completion of our Appalachian Basin Sale on April 8, 2016 and our related repayment of $80.0 million in outstanding borrowings, our borrowing base under our Revolving Credit Facility was reduced to $100.0 million, and as of May 2, 2016, $99.6 million of borrowings remained outstanding and $370,000 of letters of credit were issued and outstanding under the Revolving Credit Facility. In connection with Amendment No. 8 (as defined and described below) to the Revolving Credit Facility, we have agreed to an additional scheduled borrowing base redetermination in August 2016. Our borrowing base is otherwise determined semi-annually by our lenders in May and November of each year and is based on our proved reserves and the value attributed to those reserves.  We and the lenders each have the option to initiate a redetermination of the borrowing base between scheduled semi-annual redeterminations.

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

In addition, under our Revolving Credit Facility we are required to maintain compliance with certain financial covenants, including a minimum interest coverage ratio, and for quarterly periods ending on or after June 30, 2017, a maximum leverage ratio. Under the recent commodity price environment (utilizing recent NYMEX strip commodities pricing for the remainder of the year and assuming limited capital expenditures to maintain or grow our reserves and production), we believe it is likely we would not meet the minimum interest coverage ratio applicable to our Revolving Credit Facility at year-end 2016. In addition, our compliance with the maximum leverage ratio covenant as of June 30, 2017 is uncertain. Accordingly, absent significant increased prices, reduced costs or production increases during 2016, we expect to request further waivers of compliance or amendments with respect to such ratios from lenders holding of a majority of the commitments under our Revolving Credit Facility. There is, however, no assurance that we will be successful in obtaining such a waiver or amendment.

If we fail to comply with our financial covenant ratios or lenders under our Revolving Credit Facility reduce our borrowing base beyond our ability to repay, our lenders could accelerate the maturity of our Revolving Credit Facility and exercise remedies available to them, including foreclosure on our pledged oil and gas properties. We expect that in these circumstances, we would pursue the various alternatives described in the immediately preceding risk factor to reduce our indebtedness and repay amounts owed under our Revolving Credit Facility, all of which could be highly dilutive to existing holders of our common and preferred stock, could result in equity holders losing a significant amount or all of their investment in us and may adversely affect the trading prices and values of our existing debt and equity securities.

After March 31, 2017, if we do not pay all accumulated and unpaid dividends on our outstanding preferred stock in cash, we may be required to issue a significant number of shares of common stock as dividends to holders of our outstanding preferred stock, which will dilute our common stockholders and may adversely affect the trading price of our common stock.

We have two series of perpetual preferred stock outstanding with an aggregate stated value liquidation preference of $154.6 million. Under recent amendments to our revolving credit facility, we are prohibited from paying cash dividends on our preferred stock. Accordingly, we ceased paying monthly dividends on our preferred stock in April 2016.  If we do not or cannot pay accumulated dividends on our outstanding preferred stock in cash by April 30, 2017, we may be required to issue shares of common stock to pay the accumulated and unpaid dividends, which would aggregate approximately $15.9 million at April 30, 2017 (assuming no issuance of cash dividends before such date), and pay all future monthly dividends in common stock, in each case assuming our common stock is then listed on a national securities exchange or market and we have surplus under Delaware law at that time equal to or in excess of the par value of the common stock issued as dividends. The number of shares of common stock issued in lieu of cash dividends would be determined based upon a ten day average last sale trading price of the common stock immediately prior (or reasonably close) to the date of such dividends. In addition, after March 31, 2017, unless and until all accrued and unpaid preferred stock dividends are paid in full and paid in cash for the most recent two calendar quarters, the fixed rate of dividends on each of our two outstanding series of preferred stock will increase by 2.00% per annum and monthly dividends, if not paid in cash, will be required to be paid in common stock, subject to the requirements described above. In such event, the monthly dividend requirement for our currently outstanding preferred stock would increase to approximately $1.5 million, an increase of $258,000 per month. As a result, a significant number of shares of common stock may be issued as dividends on our outstanding preferred stock after March 31, 2017, which issuances will dilute the ownership of our common stockholders and may adversely affect the trading price of our common stock.

In the event of a liquidation of the Company, holders of our outstanding preferred stock will have the right to receive the full amount of their stated liquidation value plus the value of accumulated and unpaid dividends prior to any distributions made in respect of outstanding common stock, which right may affect the market price of our common stock and also limit the value received by common stockholders in connection with any sale, merger or other business combination or recapitalization of the Company.

Upon the liquidation, dissolution or winding up of the Company, holders of our then outstanding preferred stock will have the right to receive the full amount of their stated liquidation value, currently $154.6 million, plus the value of accumulated and unpaid dividends thereon, prior to any distributions made to our common stockholders. This right will likely be taken into account in connection with any sale, merger or other business combination or recapitalization of the Company and reduce the value available to common stockholders in such transactions. Under the terms of our outstanding two series of preferred stock, if after March 31, 2017 our common stock is not trading on a national securities exchange or market and we have not fully paid accumulated preferred stock dividends in cash, we may be required to issue additional shares of our outstanding two series of preferred stock as “pay-in-kind” dividends, which will further increase the value of liquidation preference of our outstanding preferred stock.

We may issue additional shares of preferred stock or with greater rights than our common stock or our outstanding preferred stock.

Our certificate of incorporation authorizes our board of directors to issue one or more series of preferred shares and set the terms of the preferred shares without seeking any further approval from our stockholders. The preferred shares that we have issued rank ahead of our common stock or our existing two series of preferred stock in terms of dividends and liquidation rights. We may issue additional preferred shares that rank ahead of our common stock or existing shares of preferred stock in terms of dividends, liquidation rights or voting rights. If we issue additional preferred shares in the future, it may adversely affect the market price of our common stock and our outstanding series of preferred stock. We have issued in the past, and may in the future continue to issue, in the open market at prevailing prices or in capital markets offerings series of perpetual preferred stock with dividend and liquidation preferences that rank ahead of our common stock. We may in the future issue preferred stock that is subject to mandatory redemption. Under certain circumstances described above, we may be required to issue additional shares of our two outstanding series of preferred stock as “pay-in-kind” dividends.

We may issue additional shares of our common stock which will dilute our current common stockholders and may adversely affect the trading price of our common stock.

We are generally only limited from issuing additional shares of common stock by the authorized number of shares available for issuance under our certificate of incorporation and certain rules of the New York Stock Exchange requiring stockholder approval of certain issuances. The future issuance of a substantial number of shares of our common stock into the public market or in exchange for our outstanding indebtedness or preferred stock, or the perception that such an issuance could occur, could adversely affect the prevailing market price of our common stock. A decline in the price of our common stock could make it more difficult to raise funds through future offerings of our common stock or securities convertible into common stock.

If the trading price of our common stock fails to comply with the continued listing requirements of the NYSE MKT, we could face possible delisting. NYSE MKT delisting could materially adversely affect the market for our shares.

Our common stock currently is listed on the NYSE MKT. The NYSE MKT will consider suspending dealings in, or delisting, securities of an issuer that does not meet its continued listing standards. If we cannot meet the NYSE MKT continued listing requirements, the NYSE MKT may delist our common stock, which could have an adverse impact on us and the liquidity and market price of our stock. The delisting of our stock from the NYSE MKT could result in even further reductions in our stock price, substantially limit the liquidity of our common stock, and materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the NYSE MKT could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

There is no assurance that we will continue to maintain compliance with NYSE MKT continued listing standards. Our business has been and may continue to be affected by worldwide macroeconomic factors, which include uncertainties in the credit and capital markets. External factors that affect our stock price, such as liquidity requirements of our investors, as well as our performance, could impact our market capitalization, revenue and operating results, which, in turn, affect our ability to comply with the NYSE MKT’s listing standards. The NYSE MKT has the ability to suspend trading in our common stock or remove our common stock from listing on the NYSE MKT if in the opinion of the exchange: (a) the financial condition and/or operating results of the Company appear to be unsatisfactory; or (b) it appears that the extent of public distribution or the aggregate market value of our common stock has become so reduced as to make further dealings on the exchange inadvisable; or (c) we have sold or otherwise disposed of our principal operating assets, or have ceased to be an operating company; or (d) we have failed to comply with our listing agreements with the exchange; or (e) any other event shall occur or any condition shall exist which makes further dealings on the exchange unwarranted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth our share repurchase activity for each period presented:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet be Purchased Under the Plan
January 1, 2016 – January 30, 2016	594,132	$1.19	—	n/a

Shares purchased represent shares of common stock forfeited in connection with the payment of estimated withholding taxes on shares of restricted common stock and PBUs that vested during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

In connection with the closing of the Appalachian Basin Sale on April 8, 2016, we received cash proceeds of approximately $76.6 million, which together with other funds were applied to reduce outstanding borrowings under our Revolving Credit Facility by $80.0 million.  We have included as Exhibit 99.1 to this report unaudited pro forma financial statements of the Company as of and for the quarter ended March 31, 2016 giving pro forma effect to the Appalachian Basin Sale and the application of net proceeds therefrom and certain other funds to reduce outstanding indebtedness, which statements are incorporated herein by reference.   Unaudited pro forma financial statements of the Company as of and for the year ended December  31, 2016 giving pro forma effect to the Appalachian Basin Sale and application of proceeds therefrom were included in a Current Report on Form 8-K filed by the Company with the SEC on April 14, 2016.

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

GASTAR EXPLORATION INC.

Date: May 5, 2016	By:	/s/ J. RUSSELL PORTER
J. Russell Porter
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: May 5, 2016	By:	/s/ MICHAEL A. GERLICH
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

2.3†	Closing Agreement, dated December 16, 2015, by and among Gastar Exploration Inc. and Husky Ventures, Inc., Silverstar of Nevada, Inc., Maximus Exploration, LLC and Atwood Acquisitions, LLC.

2.4**

Purchase and Sale Agreement, dated February 19, 2016, by and between Gastar Exploration Inc. and THQ Appalachia I, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on February 23, 2016. File No. 001-35211).

2.5

Amendment to Purchase and Sale Agreement, dated March 29, 2016, by and between Gastar Exploration Inc. and TH Exploration II, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on March 30, 2016. File No. 001-35211).

2.6†	Closing Agreement, dated April 7, 2016, by and between Gastar Exploration Inc. and TH Exploration II, LLC.

3.1

Amended and Restated Certificate of Incorporation of Gastar Exploration Inc. (formerly known as Gastar Exploration USA, Inc.) (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on October 28, 2013. File No. 001-35211).

3.2

Amended and Restated Bylaws of Gastar Exploration Inc. dated November 4, 2015 (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed with the SEC on November 5, 2015. File No. 001-35211).

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

3.6

Certificate of Designations of Series C Junior Participating Preferred Stock of Gastar Exploration Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on January 19, 2016. File No. 001-35211).

4.1

Rights Agreement dated as of January 18, 2016 between Gastar Exploration Inc., as the Company, and American Stock Transfer & Trust Company, LLC., as Rights Agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on Form 8-K dated January 19, 2016. File No. 001-35211).

10.1

Limited Waiver and Amendment No. 7 to Second Amended and Restated Credit Agreement, dated January 29, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2016. File No. 001-35211).

10.2

Waiver and Amendment No. 8 to Second Amended and Restated Credit Agreement, dated March 9, 2016 among the Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Lender, and the other Lenders party thereto constituting the Required Lenders (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K filed with the SEC on March 10, 2016.  File No. 001-35211).

10.3*

Employee Separation and Release Agreement, dated February 4, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 5, 2016. File No. 001-35211).

31.1†	Certification of Principal Executive Officer of Gastar Exploration Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer of Gastar Exploration Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Principal Executive Officer and Principal Financial Officer of Gastar Exploration Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1†	Unaudited Pro Forma Financial Information.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
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