Form 10-Q
period 2016-06-30
Gastar Exploration Inc.
filed 2016-08-04
CIK 1431372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

The total number of outstanding common shares, $0.001 par value per share, as of August 1, 2016 was 131,726,085.

GASTAR EXPLORATION INC.

QUARTERLY REPORT ON FORM 10-Q

For the three and six months ended June 30, 2016

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GASTAR EXPLORATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,761	$50,074
Accounts receivable, net of allowance for doubtful accounts of $1,953 and $0, respectively	7,324	14,302
Commodity derivative contracts	7,729	15,534
Prepaid expenses	4,881	5,056
Total current assets	70,695	84,966
PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties, full cost method of accounting:
Unproved properties, excluded from amortization	87,727	92,609
Proved properties	1,239,324	1,286,373
Total oil and natural gas properties	1,327,051	1,378,982
Furniture and equipment	2,613	3,068
Total property, plant and equipment	1,329,664	1,382,050
Accumulated depreciation, depletion and amortization	(1,120,659)	(1,053,116)
Total property, plant and equipment, net	209,005	328,934
OTHER ASSETS:
Commodity derivative contracts	5,223	9,335
Deferred charges, net	743	985
Advances to operators and other assets	561	331
Other	1,121	4,944
Total other assets	7,648	15,595
TOTAL ASSETS	$287,348	$429,495
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,887	$2,029
Revenue payable	5,975	5,985
Accrued interest	3,512	3,730
Accrued drilling and operating costs	2,766	2,010
Advances from non-operators	5	167
Commodity derivative contracts	170	—
Commodity derivative premium payable	1,660	3,194
Asset retirement obligation	89	89
Other accrued liabilities	6,748	6,764
Total current liabilities	23,812	23,968
LONG-TERM LIABILITIES:
Long-term debt	417,765	516,476
Commodity derivative contracts	—	451
Commodity derivative premium payable	1,886	2,788
Asset retirement obligation	5,586	5,997
Total long-term liabilities	425,237	525,712
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, 40,000,000 shares authorized
Series A Preferred stock, par value $0.01 per share; 10,000,000 shares designated; 4,045,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively, with liquidation preference of $25.00 per share	41	41
Series B Preferred stock, par value $0.01 per share; 10,000,000 shares designated; 2,140,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively, with liquidation preference of $25.00 per share	21	21
Common stock, par value $0.001 per share; 550,000,000 and 275,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; 131,728,879 and 80,024,218 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	132	80
Additional paid-in capital	621,954	571,947
Accumulated deficit	(783,849)	(692,274)
Total stockholders’ equity	(161,701)	(120,185)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$287,348	$429,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
REVENUES:
Oil and condensate	$11,345	$17,584	$20,158	$32,937
Natural gas	1,876	3,950	5,894	10,650
NGLs	1,710	2,184	3,405	4,280
Total oil, condensate, natural gas and NGLs revenues	14,931	23,718	29,457	47,867
(Loss) gain on commodity derivatives contracts	(2,778)	(1,790)	(2,493)	8,433
Total revenues	12,153	21,928	26,964	56,300
EXPENSES:
Production taxes	364	822	1,069	1,662
Lease operating expenses	4,584	7,242	10,663	13,261
Transportation, treating and gathering	395	542	1,008	1,039
Depreciation, depletion and amortization	5,591	16,080	19,320	30,551
Impairment of oil and natural gas properties	—	100,152	48,497	100,152
Accretion of asset retirement obligation	89	131	194	256
General and administrative expense	6,272	4,421	11,947	8,669
Total expenses	17,295	129,390	92,698	155,590
LOSS FROM OPERATIONS	(5,142)	(107,462)	(65,734)	(99,290)
OTHER INCOME (EXPENSE):
Interest expense	(9,263)	(6,936)	(18,561)	(14,497)
Investment income and other	(76)	3	(43)	6
LOSS BEFORE PROVISION FOR INCOME TAXES	(14,481)	(114,395)	(84,338)	(113,781)
Provision for income taxes	—	—	—	—
NET LOSS	(14,481)	(114,395)	(84,338)	(113,781)
Dividends on preferred stock	(3,619)	(3,619)	(7,237)	(7,237)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,100)	$(118,014)	$(91,575)	$(121,018)
NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$(0.17)	$(1.52)	$(1.00)	$(1.56)
Diluted	$(0.17)	$(1.52)	$(1.00)	$(1.56)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	104,009,337	77,611,167	91,398,735	77,364,368
Diluted	104,009,337	77,611,167	91,398,735	77,364,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,338)	$(113,781)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	19,320	30,551
Impairment of oil and natural gas properties	48,497	100,152
Stock-based compensation	2,335	2,773
Mark to market of commodity derivatives contracts:
Total loss (gain) on commodity derivatives contracts	2,493	(8,433)
Cash settlements of matured commodity derivatives contracts, net	9,581	11,408
Cash premiums paid for commodity derivatives contracts	(565)	(45)
Amortization of deferred financing costs	2,825	1,736
Accretion of asset retirement obligation	194	256
Settlement of asset retirement obligation	—	(80)
Loss on sale of furniture and equipment	97	—
Changes in operating assets and liabilities:
Accounts receivable	4,260	15,887
Prepaid expenses	175	1,397
Accounts payable and accrued liabilities	570	(4,806)
Net cash provided by operating activities	5,444	37,015
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of oil and natural gas properties	(23,370)	(84,724)
Advances to operators	(69)	(1,225)
Acquisition of oil and natural gas properties - refund	1,664	—
Proceeds from sale of oil and natural gas properties	77,621	2,008
Deposit for sale of oil and natural gas properties	—	6,620
Payments to non-operators	(162)	(1,820)
Sale (purchase) of furniture and equipment	82	(45)
Net cash provided by (used in) investing activities	55,766	(79,186)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	55,000
Repayment of revolving credit facility	(100,370)	(5,000)
Proceeds from issuance of common stock, net of issuance costs	45,069	—
Dividends on preferred stock	(3,618)	(7,237)
Deferred financing charges	(893)	(797)
Tax withholding related to restricted stock and performance based unit award vestings	(711)	(1,425)
Net cash (used in) provided by financing activities	(60,523)	40,541
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	687	(1,630)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,074	11,008
CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,761	$9,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Gastar Exploration Inc. (the “Company” or “Gastar”) is a pure play Mid-Continent independent energy company engaged in the exploration, development and production of oil, condensate, natural gas and NGLs. Gastar’s principal business activities include the identification, acquisition, and subsequent exploration and development of oil and natural gas properties with an emphasis on unconventional reserves, such as shale resource plays. Gastar holds a concentrated acreage position in what is believed to be the core of the STACK Play, an area of central Oklahoma which is home to multiple oil and natural gas-rich reservoirs including the Meramec, Oswego, Osage, Woodford and Hunton formations.   On April 8, 2016, Gastar sold substantially all of its producing assets and proved reserves and a significant portion of its undeveloped acreage in the Appalachian Basin for an adjusted sales price of $76.6 million, subject to certain additional adjustments, with an effective date of January 1, 2016 (the “Appalachian Basin Sale”).

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

The results of operations for the three and six months ended June 30, 2016  are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued and has disclosed certain subsequent events in these condensed consolidated financial statements, as appropriate.

Accounts Receivable

Accounts receivable are reported net of the allowance for doubtful accounts.  The allowance for doubtful accounts is determined based on a review of the Company’s receivables.  Receivable accounts are charged off when collection efforts have failed or the account is deemed uncollectible.  At June 30, 2016, the Company determined that a receivable account from a third-party natural gas and NGLs purchaser would no longer be collectible as a result of the third-party purchaser filing for bankruptcy.  A summary of the activity related to the allowance for doubtful accounts is as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Allowance for doubtful accounts, beginning of period	$—	$—
Expense	—	—
Reductions/write-offs	1,953	—
Allowance for doubtful accounts, end of period	$1,953	$—

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

The amount capitalized as oil and natural gas properties was incurred for the purchase and development of various properties in the U.S., located in the states of Oklahoma, Pennsylvania and West Virginia.  On April 8, 2016, the Company sold substantially all of its producing assets and proved reserves and a significant portion of its undeveloped acreage in Pennsylvania and West Virginia comprising the Company’s Appalachian Basin assets.

The following table summarizes the components of unproved properties excluded from amortization at the dates indicated:

	June 30, 2016	December 31, 2015
	(in thousands)
Unproved properties, excluded from amortization:
Drilling in progress costs	$2,197	$1,533
Acreage acquisition costs	79,874	82,560
Capitalized interest	5,656	8,516
Total unproved properties excluded from amortization	$87,727	$92,609

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

	2016
	Total Impairment	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$2.24	$2.40
West Texas Intermediate oil price (per Bbl)(1)		$43.12	$46.26
Impairment recorded (pre-tax) (in thousands)	$48,497	$—	$48,497

	2015
	Total Year to Date Impairment	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$3.39	$3.88
West Texas Intermediate oil price (per Bbl)(1)		$71.68	$82.72
Impairment recorded (pre-tax) (in thousands)	$100,152	$100,152	$—

(1)

For the respective periods, oil and natural gas prices are calculated using the trailing 12-month unweighted arithmetic average of the first-day-of-the-month prices based on Henry Hub spot natural gas prices and West Texas Intermediate spot oil prices.

The Company could potentially incur further ceiling test impairments in 2016 should commodities prices decline. However, it is difficult to project future impairment charges in light of numerous variables involved.

The Company’s proved reserves estimates and their estimated discounted value and standardized measure will also be impacted by changes in lease operating costs, future development costs, production, exploration and development activities.  The ceiling limitation calculation is not intended to be indicative of the fair market value of the Company’s proved reserves or future results.

Appalachian Basin Sale

          On February 19, 2016, the Company entered into an agreement to sell substantially all of its producing assets and proved reserves and a significant portion of its undeveloped acreage in the Appalachian Basin for $80.0 million, subject to customary closing adjustments.  Pursuant to the agreement, on April 8, 2016, the Company completed the Appalachian Basin Sale for an adjusted sales price of $76.6 million, subject to certain additional adjustments.  The Appalachian Basin Sale is reflected as a reduction to the full cost pool and the Company did not record a gain or loss related to the divestiture as it was not determined to be significant to the full cost pool and did not result in a significant change to the depletion rate.

Appalachian Basin Sale Pro Forma Operating Results

The following unaudited pro forma results for the three months ended June 30, 2015 and the six months ended June 30, 2016 and 2015 show the effect on the Company's consolidated results of operations as if the Appalachian Basin Sale had occurred at the beginning of the periods presented. The pro forma results are the result of excluding from the statement of operations of the Company the revenues and direct operating expenses for the properties divested adjusted for (1) the reduction in ARO liabilities and accretion expense for the properties divested,  (2) the reduction in depreciation, depletion and amortization expense as a result of the divestiture and (3) the reduction in interest expense as a result of the pay down of debt under the Revolving Credit Facility in conjunction with the closing of the Appalachian Basin Sale. As a result, certain estimates and judgments were made in preparing the pro forma adjustments.

	For the Three Months Ended June 30,
	2016	2015
	(in thousands, except per share data)
	(Unaudited)
Revenues	$12,268	$18,516
Net Loss	$(17,892)	$(114,495)
Loss per share:
Basic	$(0.17)	$(1.48)
Diluted	$(0.17)	$(1.48)

	For the Six Months Ended June 30,
	2016	2015
	(in thousands, except per share data)
	(Unaudited)
Revenues	$23,889	$46,668
Net Loss	$(86,540)	$(121,463)
Loss per share:
Basic	$(0.95)	$(1.57)
Diluted	$(0.95)	$(1.57)

The pro forma information above includes numerous assumptions, is presented for illustrative purposes only and may not be indicative of the future results or results of operations that would have actually occurred had the Appalachian Basin Sale occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information.

Husky Acquisition

On December 16, 2015, the Company completed the acquisition of additional working and net revenue interests in 103 gross (10.2 net) producing wells and certain undeveloped acreage in the STACK and Hunton Limestone formations in its existing AMI from its AMI co-participant Husky Ventures, Inc. (“Husky”), Silverstar of Nevada, Inc., Maximus Exploration, LLC and Atwood Acquisitions, LLC for an adjusted purchase price of approximately $42.2 million, reflecting adjustment for an acquisition effective date of July 1, 2015 and which includes a $715,000 deposit into escrow pending the resolution of title defects by the seller recorded to other assets at June 30, 2016, and the conveyance of approximately 11,000 net non-core, non-producing acres in Blaine, Major and Kingfisher Counties, Oklahoma to the sellers, subject to certain adjustments and customary closing conditions (the “Husky Acquisition”).  In connection with the acquisition, the AMI participation agreements with the Company’s AMI co-participant were dissolved.

The Company accounted for the acquisition as a business combination and therefore, recorded the assets acquired at their estimated acquisition date fair values.  The Company incurred a total of $1.5 million of transaction and integration costs associated with the acquisition since closing and expensed these costs as incurred as general and administrative expenses.  The Company utilized relevant market assumptions to determine fair value and allocate the purchase price, such as future commodity prices, projections of estimated natural gas and oil reserves, expectations for future development and operating costs, projections of future rates of production, expected recovery rates and market multiples for similar transactions. Many of the assumptions used are unobservable and as such, represent Level 3 inputs under the fair value hierarchy as described in Note 5, “Fair Value Measurements.” The Company's preliminary assessment of the fair value of the Husky Acquisition assets resulted in a fair market valuation of $44.6 million.  As the fair market valuation varied less than 6% from the purchase price allocation recorded, no adjustment was made to the purchase price allocation.

Husky Acquisition Pro Forma Operating Results

The following unaudited pro forma results for the three and six months ended June 30, 2015 show the effect on the Company's consolidated results of operations as if the Husky Acquisition had occurred at the beginning of the period presented. The pro forma results are the result of combining the statement of operations of the Company with the statements of revenues and direct operating expenses for the properties acquired from Husky adjusted for (1) assumption of ARO liabilities and accretion expense for the properties acquired and (2) additional depreciation, depletion and amortization expense as a result of the Company's increased ownership in the acquired properties. The statements of revenues and direct operating expenses for the Husky Acquisition assets exclude all other historical expenses of Husky. As a result, certain estimates and judgments were made in preparing the pro forma adjustments.

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
	(in thousands, except per share data)
	(Unaudited)
Revenues	$24,576	$61,406
Net Loss	$(116,783)	$(118,665)
Loss per share:
Basic	$(1.50)	$(1.53)
Diluted	$(1.50)	$(1.53)

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

Borrowing base redeterminations are scheduled semi-annually in May and November of each calendar year, although an additional scheduled redetermination will occur in August 2016, as set forth in Amendment No. 8.  The Company and its lenders may each request one additional unscheduled redetermination during any six-month period between scheduled redeterminations.  In connection with Amendment No. 8 and in conjunction with the closing of the Appalachian Basin Sale, the borrowing base was reduced from $180.0 million to $100.0 million on April 8, 2016.  At June 30, 2016, the Revolving Credit Facility had a borrowing base of $100.0 million, with $99.6 million borrowings outstanding and $370,000 of letters of credit issued under the Revolving Credit Facility.  As of August 1, 2016, there were $99.6 million borrowings outstanding and $370,000 of letters of credit issued under the Revolving Credit Facility.  Future increases in the borrowing base in excess of the original $50.0 million are limited to 17.5% of the increase in adjusted consolidated net tangible assets as defined in the indenture pursuant to which the Company's senior secured notes are issued (as discussed below in “Senior Secured Notes”).

On May 10, 2016, the requisite lenders under the Second Amended and Restated Credit Agreement permanently waived an unintended technical default under the Revolving Credit Facility resulting from the timing of the last monthly cash dividend payments made by the Company in March 2016 on the Company’s two outstanding classes of preferred stock.

At June 30, 2016, the Company was in compliance with all financial covenants under the Revolving Credit Facility.

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

Covenants in the Indenture also limit the Company’s ability to borrow on a first priority lien secured basis, including its ability to refinance the full amount of currently outstanding borrowings under its Revolving Credit Facility or to re-borrow on such facility in the event current borrowings thereunder are paid down.  These and other covenants that are contained in the Indenture are subject to important limitations and qualifications that are described in the Indenture.

A summary of the Notes balance for the periods indicated is as follows:

	June 30, 2016	December 31, 2015
	(in thousands)

Notes, principal balance	$325,000	$325,000
Less:
Unamortized discounts	(5,781)	(7,151)
Deferred financing costs	(1,084)	(1,373)
Notes, net	$318,135	$316,476

5.	Fair Value Measurements

The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations, unproved properties and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements. The Company assesses its unproved properties for impairment whenever events or circumstances indicate the carrying value of those properties may not be recoverable. The fair value of the unproved properties is measured using an income approach based upon internal estimates of future production levels, current and future prices, drilling and operating costs, discount rates, current drilling plans and favorable and unfavorable drilling activity on the properties being evaluated and/or adjacent properties or estimated market data based on area transactions, which are Level 3 inputs. For the three and six months ended June 30, 2016 and 2015, respectively, due to continued lower natural gas prices for dry gas and no current plans to drill or extend leases in Marcellus East, management’s evaluation of unproved properties resulted in impairment and the Company reclassified an immaterial amount of costs from unproved to proved properties for each period.  As no other fair value measurements are required to be recognized on a non-recurring basis at June 30, 2016, no additional disclosures are provided at June 30, 2016.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	Fair value as of June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$50,761	$—	$—	$50,761
Commodity derivative contracts	—	—	12,952	12,952
Liabilities:
Commodity derivative contracts	—	—	(170)	(170)
Total	$50,761	$—	$12,782	$63,543

	Fair value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$50,074	$—	$—	$50,074
Commodity derivative contracts	—	—	24,869	24,869
Liabilities:
Commodity derivative contracts	—	—	(451)	(451)
Total	$50,074	$—	$24,418	$74,492

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the three and six months ended June 30, 2016 and 2015. Level 3 instruments presented in the table consist of net derivatives that, in management’s opinion, reflect the assumptions a marketplace participant would have used at June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Balance at beginning of period	$16,076	$31,823	$24,418	$27,502
Total (losses) gains included in earnings	(2,778)	(1,790)	(2,493)	8,433
Purchases	565	45	565	911
Issuances	(165)	(1,127)	(165)	(1,313)
Settlements(1)	(916)	(6,578)	(9,543)	(13,160)
Balance at end of period	$12,782	$22,373	$12,782	$22,373
The amount of total losses for the period included in earnings attributable to the change in mark to market of commodity derivatives contracts still held at June 30, 2016 and 2015	$(3,343)	$(7,777)	$(9,840)	$(3,525)

(1)	Included in gain (loss) on commodity derivatives contracts on the condensed consolidated statements of operations.

At June 30, 2016, the estimated fair value of accounts receivable, prepaid expenses, accounts and revenue payables and accrued liabilities approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s long-term debt at June 30, 2016 was $367.0 million based on quoted market prices of the Notes (Level 1) and the respective carrying value of the Revolving Credit Facility because the interest rate approximates the current market rate (Level 2).

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

All derivative contracts are carried at their fair value on the balance sheet and all changes in value are recorded in the condensed consolidated statements of operations in (loss) gain on commodity derivatives contracts. For the three months ended June 30, 2016 and 2015, the Company reported losses of $3.3 million and $7.8 million, respectively, in the condensed consolidated statements of operations related to the change in the fair value of its commodity derivative contracts still held at June 30, 2016 and 2015.  For the six months ended June 30, 2016 and 2015, the Company reported losses of $9.8 million and $3.5 million, respectively, in the condensed consolidated statements of operations related to the change in the fair value of its commodity derivative contracts still held at June 30, 2016 and 2015.

As of June 30, 2016, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume(1)	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in Bbls)
2016(2)	Costless three-way collar	250	38,250	$—	$85.00	$65.00	$95.10
2016(2)	Costless three-way collar	330	50,490	$—	$80.00	$65.00	$97.35
2016(2)	Costless three-way collar	450	68,850	$—	$57.50	$42.50	$80.00
2016(2)	Put spread	550	84,150	$—	$85.00	$65.00	$—
2016(2)	Fixed price swap	300	45,900	$56.30	$—	$—	$—
2016(3)	Costless collar	1,500	46,500	$—	$40.00	$—	$53.00
2017	Costless three-way collar	280	102,200	$—	$80.00	$65.00	$97.25
2017	Costless three-way collar	250	91,250	$—	$80.00	$60.00	$98.70
2017(4)	Protective spread	200	36,200	$60.00	$—	$42.50	$—
2017	Put spread	500	182,500	$—	$82.00	$62.00	$—
2017(4)	Protective spread	200	36,200	$57.50	$—	$42.50	$—
2017(4)	Fixed price swap	300	54,300	$50.10	$—	$—	$—
2017(5)	Costless three-way collar	200	36,800	$—	$60.00	$42.50	$85.00
2017(5)	Costless three-way collar	200	36,800	$—	$57.50	$42.50	$76.13
2018(6)	Put spread	425	103,275	$—	$80.00	$60.00	$—

(1)	Crude volumes hedged include oil, condensate and certain components of our NGLs production.
(2)	For the period August to December 2016.
(3)	For the month of July 2016.
(4)	For the period January to June 2017.
(5)	For the period July to December 2017.
(6)	For the period January to August 2018.

As of June 30, 2016, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Floor (Long)	Short Put	Ceiling (Short)
		(in MMBtus)
2016(1)	Costless three-way collar	2,500	230,000	$3.00	$2.25	$3.65
2016(2)	Costless three-way collar	2,000	306,000	$4.00	$3.25	$4.58
2016(2)	Costless three-way collar	5,000	765,000	$3.40	$2.65	$4.10
2017	Costless three-way collar	5,000	1,825,000	$3.00	$2.35	$4.00
2017(3)	Costless collar	2,000	180,000	$3.10	$—	$3.78
2018	Costless three-way collar	5,000	1,825,000	$3.00	$2.35	$4.00

(1)	For the period August to October 2016.
(2)	For the period August to December 2016.
(3)	For the period January to March 2017.

As of June 30, 2016, the following NGLs derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price
		(in Bbls)
2016 (1)	Fixed price swap	500	76,500	$20.79

(1)For the period August to December 2016.

As of June 30, 2016, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.

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

	June 30, 2016	December 31, 2015
	(in thousands)
Current commodity derivative put premium payable	$1,660	$3,194
Long-term commodity derivative put premium payable	1,886	2,788
Total unamortized put premium liabilities	$3,546	$5,982

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
	(in thousands)
Put premium liabilities, beginning balance	$4,062	$5,982
Settlement of put premium liabilities	(351)	(2,271)
Additional put premium liabilities	(165)	(165)
Put premium liabilities, ending balance	$3,546	$3,546

The following table provides information regarding the amortization of the deferred put premium liabilities by year as of June 30, 2016:

Amortization
(in thousands)
August to December 2016	$923
January to December 2017	1,654
January to August 2018	969
Total unamortized put premium liabilities	$3,546

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated statement of financial position and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	June 30, 2016	December 31, 2015
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Current assets	$7,729	$15,534
Commodity derivative contracts	Other assets	5,223	9,335
Commodity derivative contracts	Current liabilities	(170)	—
Commodity derivative contracts	Long-term liabilities	—	(451)
Total derivatives not designated as hedging instruments		$12,782	$24,418

		Amount of Gain (Loss) Recognized in Income on Derivatives For the Three Months Ended June 30,
	Location of Gain (Loss) Recognized in Income on Derivatives	2016	2015
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Loss on commodity derivatives contracts	$(2,778)	$(1,790)
Total		$(2,778)	$(1,790)

		Amount of Gain (Loss) Recognized in Income on Derivatives For the Six Months Ended June 30,
	Location of (Gain) Loss Recognized in Income on Derivatives	2016	2015
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	(Loss) gain on commodity derivatives contracts	$(2,493)	$8,433
Total		$(2,493)	$8,433

7.	Capital Stock

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

On May 12, 2016, the Company sold 50,000,000 shares of its common stock in an underwritten public offering at a price of $0.95 per share, or $47.5 million before offering costs and expenses (the “Equity Offering”). The Company received approximately $44.8 million of proceeds from the offering, net of offering costs and expenses of approximately $2.7 million.

On June 14, 2016, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 275,000,000 to 550,000,000, which amendment became effective on July 5, 2016.

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

The Rights Agreement was amended on May 11, 2016 to make certain provisions inapplicable to purchasers of the Equity Offering who are approved by the board of directors of the Company, or a committee thereof, so that no such purchaser will be deemed an “Acquiring Person” under the Rights Agreement by virtue of their purchase of common stock in the Equity Offering.

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

Series A Preferred Stock

At June 30, 2016, there were 4,045,000 shares of the Series A Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

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

The Company paid cumulative dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference.  Effective March 9, 2016, the Revolving Credit Facility prohibited the payment of cash dividends on the Company’s preferred stock commencing April 2016.  Accordingly, the Company did not declare or pay dividends on the Series A Preferred Stock in April 2016.  Dividends on the Series A Preferred Stock will accumulate regardless of whether any such dividends are declared.  If the Company fails to pay full cash dividends in four calendar quarters, whether consecutive or non-consecutive, and until accumulated dividends are paid in full for four calendar quarters with the last two calendar quarters’ dividends paid in cash, then (i) the fixed rate of Series A Preferred Stock each increases by 2.00%, (ii) the Company may be required to issue a dividend of common stock to pay accrued and unpaid dividends, if such dividends are not paid in cash, provided it has sufficient surplus to pay such a dividend under state law, and (iii) the holders of Series A Preferred Stock and Series B Preferred Stock,  voting as a single class, will have the right to elect up to two additional directors to the board of directors of the Company.  Under certain circumstances, “pay in kind” dividends of additional shares of Series A Preferred Stock may be payable in lieu of cash or common stock dividends.  For the three and six months ended June 30, 2016, the Company recognized dividends of $2.2 million and $4.4 million, respectively, for the Series A Preferred Stock.

Series B Preferred Stock

At June 30, 2016, there were 2,140,000 shares of the Series B Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

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

The Company paid cumulative dividends on the Series B Preferred Stock at a fixed rate of 10.75% per annum of the $25.00 per share liquidation preference. Effective March 9, 2016, the Revolving Credit Facility prohibited the payment of cash dividends on the Company’s preferred stock commencing April 2016.  Accordingly, the Company did not declare or pay dividends on the Series B Preferred Stock in April 2016.  Dividends on the Series B Preferred Stock will accumulate regardless of whether any such dividends are declared. If the Company fails to pay full cash dividends in four calendar quarters, whether consecutive or non-consecutive, and until accumulated dividends are paid in full for four calendar quarters with the last two calendar quarters’ dividends paid in cash, then (i) the fixed rate of Series B Preferred Stock each increases by 2.00%, (ii) the Company may be  required to issue a dividend of common stock to pay accrued and unpaid dividends, if such dividends are not paid in cash, provided it has sufficient surplus to pay such a dividend under state law, and (iii) the holders of Series A Preferred Stock and Series B Preferred Stock,  voting as a single class, will have the right to elect up to two additional directors to the board of directors of the Company.  Under certain circumstances, “pay in kind” dividends of additional shares of Series B Preferred Stock may be payable in lieu of cash or common stock dividends.  For the three and six months ended June 30, 2016, the Company recognized dividends of $1.4 million and $2.9 million, respectively, for the Series B Preferred Stock.

Other Share Issuances

The following table provides information regarding the issuances and forfeitures of common stock pursuant to the Company's long-term incentive plan for the periods indicated:

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Other share issuances:
Shares of restricted common stock granted	16,581	1,714,645
Shares of restricted common stock vested	—	1,439,840
Shares of common stock issued pursuant to PBUs vested, net of forfeitures	—	502,593
Shares of restricted common stock surrendered upon vesting/exercise(1)	—	386,241
Shares of restricted common stock forfeited	124,976	126,336

(1)	Represents shares of common stock forfeited in connection with the payment of estimated withholding taxes on shares of restricted common stock that vested during the period.

On June 12, 2014, the Company's stockholders approved an amendment and restatement to the Gastar Exploration Inc. Long-Term Incentive Plan (the “LTIP”), effective April 24, 2014, to, among other things, increase the number of shares of common stock reserved for issuance under the LTIP by 3,000,000 shares of common stock.  There were 1,252,375 shares of common stock available for issuance under the LTIP at June 30, 2016.

Shares Reserved

At June 30, 2016, the Company had 594,600 common shares reserved for the exercise of stock options.

8.	Interest Expense

The following table summarizes the components of interest expense for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Interest expense:
Cash and accrued	$8,210	$7,241	$17,117	$15,169
Amortization of deferred financing costs(1)	1,836	915	2,825	1,736
Capitalized interest	(783)	(1,220)	(1,381)	(2,408)
Total interest expense	$9,263	$6,936	$18,561	$14,497

(1)

The three months ended June 30, 2016 and 2015 includes $693,000 and $629,000, respectively, of debt discount accretion related to the Notes.  The six months ended June 30, 2016 and 2015 includes $1.4 million and $1.2 million, respectively, of debt discount accretion related to the Notes.

9.	Income Taxes

For the three and six months ended June 30, 2016 and 2015, respectively, the Company did not recognize a current income tax benefit or provision as the Company has a full valuation allowance against assets created by net operating losses generated.  The Company believes it more likely than not that the assets will not be utilized.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share and share data)
Net loss attributable to common stockholders	$(18,100)	$(118,014)	$(91,575)	$(121,018)
Weighted average common shares outstanding - basic	104,009,337	77,611,167	91,398,735	77,364,368
Incremental shares from unvested restricted shares	—	—	—	—
Incremental shares from outstanding stock options	—	—	—	—
Incremental shares from outstanding PBUs	—	—	—	—
Weighted average common shares outstanding - diluted	104,009,337	77,611,167	91,398,735	77,364,368
Net loss per share of common stock attributable to common stockholders:
Basic	$(0.17)	$(1.52)	$(1.00)	$(1.56)
Diluted	$(0.17)	$(1.52)	$(1.00)	$(1.56)
Common shares excluded from denominator as anti-dilutive:
Unvested restricted shares	150,761	14,877	651,700	45,203
Unvested PBUs	886,979	—	1,026,038	—
Total	1,037,740	14,877	1,677,738	45,203

11.	Commitments and Contingencies

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

Torchlight Energy Resources, Inc., Torchlight Energy, Inc. v. Husky Ventures, Inc., et al., (Cause No. 429-01961-2016) 429th Judicial District Court in Collin County, Texas. The Company recently learned of this lawsuit (the “Torchlight Lawsuit”) against the Company, two of its executive officers, a director, and a former director of the Company filed on May 3, 2016. The Torchlight Lawsuit arises primarily out of Torchlight’s business dealings with Husky Ventures, Inc. (“Husky”) in Oklahoma. Husky and several of its employees and affiliates are also defendants in the Torchlight Lawsuit. As part of settlement negotiations between Husky and the Company in a separate lawsuit, Husky informed the Company that it had agreed to repurchase assets from Torchlight that Husky had previously sold to Torchlight (the “Torchlight Assets”). Husky offered to sell those Torchlight Assets to the Company. In the agreement between Torchlight and Husky, Torchlight expressly acknowledged that the Torchlight Assets were to be sold to the Company and released the Company from any claims arising out of the sale of the Torchlight Assets. Despite this release, Torchlight has alleged multiple causes of action against the Company and its officers and directors arising out of the sale of the Torchlight Assets and Torchlight’s other business dealings it had with Husky. The case is still at an early stage, and no discovery has been exchanged among the parties.  The Company believes the plaintiffs’ claims are without merit and are merely an attempt to induce the Company into settling disputes that are primarily between Torchlight and Husky. The Company intends to defend this case vigorously, including asserting coverage of these matters under the release executed by plaintiffs.

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

12.	Statement of Cash Flows – Supplemental Information

The following is a summary of the supplemental cash paid and non-cash transactions for the periods indicated:

	For the Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash paid for interest, net of capitalized amounts	$15,953	$12,735
Non-cash transactions:
Capital expenditures included in (excluded from) accounts payable and accrued drilling costs	$515	$(7,477)
Capital expenditures included in accounts receivable	$409	$—
Asset retirement obligation included in oil and natural gas properties	$92	$227
Asset retirement obligation sold	$(694)	$—
Preferred dividends accrued but not declared	$3,619	$—
Application of advances to operators	$(160)	$9,904
Expenses accrued for the issuance of common stock	$253	$—
Other	$32	$—

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

For a more detailed description of the risks and uncertainties that we face and other factors that could affect our financial performance or cause our actual results to differ materially from our projected results please see (i) Part II, Item 1A. “Risk Factors” and elsewhere in this report, (ii) Part II, Item 1A. “Risk Factors” and elsewhere in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, (iii) Part I, Item 1A. “Risk Factors” and elsewhere in our 2015 Form 10-K, (iv) our subsequent reports and registration statements filed from time to time with the SEC and (v) other announcements we make from time to time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a pure play Mid-Continent independent energy company engaged in the exploration, development and production of oil, condensate, natural gas and NGLs. Our principal business activities include the identification, acquisition, and subsequent exploration and development of oil and natural gas properties with an emphasis on unconventional reserves, such as shale resource plays.  We hold a concentrated acreage position in what is believed to be the core of the STACK Play, an area of central Oklahoma which is home to multiple oil and natural gas-rich reservoirs including the Meramec, Oswego, Osage, Woodford and Hunton formations.   On April 8, 2016, we sold substantially all of our producing assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for an adjusted sales price of $76.6 million, subject to certain additional adjustments, with an effective date of January 1, 2016 (the “Appalachian Basin Sale”).

Our current operational activities are conducted in, and our consolidated revenues are generated from, markets exclusively in the U.S.  As of June 30, 2016, our major assets consist of approximately 184,500  gross (109,200 net) acres in Oklahoma (54% undeveloped) and approximately 16,300 gross (15,100 net) acres in West Virginia (83% undeveloped).

The following discussion addresses material changes in our results of operations for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 and material changes in our financial condition since December 31, 2015. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Part I, Item 1. “Financial Statements” of this report, as well as our 2015 Form 10-K, which includes important disclosures regarding our critical accounting policies as part of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Oil and Natural Gas Activities

The following provides an overview of our major oil and natural gas projects. While actively pursuing specific exploration and development activities in the Mid-Continent area, there is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.

Mid-Continent Horizontal Oil Play.

We believe that our acreage is prospective in the STACK Play, an area of central Oklahoma that includes oil and natural gas-rich formations such as the Meramec and Woodford Shale, ranging in depth from 6,000 to 9,000 feet, and emerging prospective plays in the shallow Oswego formation and in the Osage formation, a deeper bench of the Mississippi Lime located below the Meramec as well as the proven Hunton Limestone horizontal oil play.  We believe that the STACK Play is one of the most economic plays in North America.  It is a horizontal drilling play in an area of previously drilled vertical wells with multiple productive reservoirs that are predominantly oil producing.  The STACK Play encompasses all or parts of Blaine, Canadian, Garfield, Kingfisher and Major counties in Oklahoma. STACK is an acronym for Sooner Trend Anadarko Canadian Kingfisher.  At June 30, 2016, we held leases covering approximately  184,500 gross ( 109,200 net) acres in Garfield, Canadian, Kingfisher, Logan, Blaine and Oklahoma Counties, Oklahoma within the STACK Play.

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

 On September 6, 2015, we spudded our first Meramec well, the Deep River 30-1H, with a vertical depth of approximately 7,300 feet and drilled an approximate 5,100-foot lateral and completed it with a 34-stage fracture stimulation.  The Deep River 30-1H was placed on flowback on October 28, 2015 and in December 2015, produced at a peak 24-hour rate of 1,094 Boe per day (71% oil) and has produced at a post-peak 230-day gross average daily rate of 513 Boe per day (53% oil).  Our working interest in the Deep River 30-1H is 100.0% (NRI 80.2%).  The estimated cost to drill and complete the Deep River 30-1H was approximately $6.5 million.

  On February 10, 2016, we spudded our second Meramec well, the Holiday Road 2-1H, with a vertical depth of approximately 7,000 feet, an approximate 4,300 foot lateral and completed with 34 frack stages using approximately 12 million pounds of proppant.  The well commenced flow back on April 11, 2016 and, to date, continues to produce significant completion fluids while oil and gas production continues to increase.  During the most recent 30-day period, the well averaged gross 267 Boe per day (81% oil) and 2,063 barrels of completion fluid.  During the most recent five-day period, the well produced at a gross average rate of 343 Boe per day

(82% oil) and 2,199 barrels of completion fluids recovered per day.  Our working interest in the Holiday Road 2-1H is 78.3% (approximate NRI 63.0%).  The estimated cost to drill and complete the Holiday Road 2-1H was approximately $4.6 million, including approximately $520,000 of costs associated with fishing coiled tubing from the wellbore during completion procedures.

On June 20, 2016, we spudded our first Osage test well, the McGee 29-1H, with a projected vertical depth of approximately 7,600 feet and an approximate 4,200 foot horizontal lateral.  Our current minimum estimated working interest in the McGee 29-1H is 66.3% (NRI 53.0%).  The estimated cost to drill and complete the McGee 29-1H is $4.5 million, excluding costs associated with coring operations in the Mississippi Lime and Woodford Shale formations.

To further test the potential of other Mid-Continent formations, to date in 2016, we have participated in one gross (0.1 net) completed non-operated Woodford Shale well, three gross (0.4 net) completed non-operated wells targeting the Oswego, one gross (0.2 net) completed non-operated well targeting the Osage Shale and four gross (0.5 net) completed non-operated Meramec Shale wells.

The following table provides production and operational information about the Mid-Continent for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Mid-Continent	2016	2015	2016	2015
Net Production:
Oil and condensate (MBbl)	271	304	548	601
Natural gas (MMcf)	970	889	1,920	1,686
NGLs (MBbl)	133	113	252	209
Total net production (MBoe)	566	565	1,120	1,091
Net Daily Production:
Oil and condensate (MBbl/d)	3.0	3.3	3.0	3.3
Natural gas (MMcf/d)	10.7	9.8	10.5	9.3
NGLs (MBbl/d)	1.5	1.2	1.4	1.2
Total net daily production (MBoe/d)	6.2	6.2	6.2	6.0
Average sales price per unit(1):
Oil and condensate (per Bbl)	$41.55	$53.86	$35.80	$50.40
Natural gas (per Mcf)	$1.87	$2.47	$1.84	$2.81
NGLs (per Bbl)	$14.53	$14.98	$12.57	$14.69
Average sales price per Boe(1)	$26.54	$35.86	$23.50	$34.92
Selected operating expenses (in thousands):
Production taxes	$377	$489	$756	$840
Lease operating expenses(2)	$4,511	$5,666	$9,962	$10,692
Transportation, treating and gathering	$308	$3	$393	$7
Selected operating expenses per Boe:
Production taxes	$0.67	$0.87	$0.68	$0.77
Lease operating expenses(2)	$7.98	$10.04	$8.90	$9.80
Transportation, treating and gathering	$0.54	$0.01	$0.35	$0.01
Production costs(3)	$8.52	$10.04	$9.25	$9.80

(1)	Excludes the impact of hedging activities.
(2)

Lease operating expenses for the three and six months ended June 30, 2016 include a credit of $220,000 and expense of $837,000, respectively, of workover for an insurance reimbursement related to 2015 WEHLU activity and production enhancing WEHLU well workovers, respectively.  Lease operating expenses for the three and six months ended June 30, 2015 include $1.4 million and $2.8 million, respectively, of workover expense for production enhancing WEHLU workovers.  Excluding workover expense, lease operating expense per Boe for the three and six months ended June 30, 2016 would have been $8.36 per Boe and $8.15 per Boe, respectively, compared to $7.59 per Boe and $7.27 per Boe for the three and six months ended June 30, 2015, respectively.

(3)	Production costs include lease operating expense, insurance, gathering and workover expense and excludes ad valorem and severance taxes.

Appalachian Basin.

Due to the continued depressed price environment in the Appalachian Basin, we suspended our drilling operations in the Appalachian Basin in the second quarter of 2015.  On April 8, 2016 we sold substantially all of our producing assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for an adjusted price of $76.6 million, subject to certain additional adjustments.  As of June 30, 2016, our acreage position in the play was approximately 16,300 gross (15,100 net) acres, 83% of which is undeveloped, in Preston, Tucker, Pocahontas, Randolph and Pendleton Counties, West Virginia.

The following table provides production and operational information for the Appalachian Basin for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Appalachian Basin	2016(1)	2015	2016(1)	2015
Net Production:
Oil and condensate (MBbl)	—	65	47	135
Natural gas (MMcf)	49	2,686	2,303	5,183
NGLs (MBbl)	9	185	236	307
Total net production (MBoe)	18	697	667	1,306
Net Daily Production:
Oil and condensate (MBbl/d)	—	0.7	0.3	0.7
Natural gas (MMcf/d)	0.5	29.5	12.7	28.6
NGLs (MBbl/d)	0.1	2.0	1.3	1.7
Total net daily production (MBoe/d)	0.2	7.7	3.7	7.2
Average sales price per unit (2):
Oil and condensate (per Bbl)	$—	$18.82	$11.71	$19.57
Natural gas (per Mcf)	$1.23	$0.65	$1.02	$1.14
NGLs (per Bbl)	$(23.68)	$2.69	$1.00	$3.93
Average sales price per Boe (2)	$(4.49)	$4.98	$4.71	$7.48
Selected operating expenses (in thousands):
Production taxes	$(13)	$333	$313	$821
Lease operating expenses	$73	$1,576	$701	$2,570
Transportation, treating and gathering	$88	$539	$616	$1,033
Selected operating expenses per Boe:
Production taxes	$(0.74)	$0.48	$0.47	$0.63
Lease operating expenses	$4.14	$2.26	$1.05	$1.97
Transportation, treating and gathering	$5.01	$0.77	$0.92	$0.79
Production costs(3)	$9.15	$2.50	$2.01	$2.19

(1)	The three and six months ended June 30, 2016 reflects the impact of the Appalachian Basin Sale completed on April 8, 2016.
(2)	Excludes the impact of hedging activities.
(3)	Production costs include lease operating expenses, insurance, gathering and workover expense and excludes ad valorem and severance taxes.

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

The following table provides information about production volumes, average prices of oil and natural gas and operating expenses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016(1)	2015	2016(1)	2015
	(In thousands, except per unit amounts)
Net Production:
Oil and condensate (MBbl)	271	369	595	736
Natural gas (MMcf)	1,019	3,575	4,223	6,870
NGLs (MBbl)	142	297	488	516
Total net production (MBoe)	583	1,262	1,786	2,397
Net Daily production:
Oil and condensate (MBbl/d)	3.0	4.1	3.3	4.1
Natural gas (MMcf/d)	11.2	39.3	23.2	38.0
NGLs (MBbl/d)	1.6	3.3	2.7	2.9
Total net daily production (MBoe/d)	6.4	13.9	9.8	13.2
Average sales price per unit:
Oil and condensate per Bbl, excluding impact of hedging activities	$41.82	$47.68	$33.91	$44.76
Oil and condensate per Bbl, including impact of hedging activities(2)	$43.59	$52.20	$42.48	$49.86
Natural gas per Mcf, excluding impact of hedging activities	$1.84	$1.10	$1.40	$1.55
Natural gas per Mcf, including impact of hedging activities(2)	$1.84	$1.68	$1.65	$2.11
NGLs per Bbl, excluding impact of hedging activities	$12.02	$7.34	$6.98	$8.29
NGLs per Bbl, including impact of hedging activities(2)	$12.62	$14.97	$9.38	$16.72
Average sales price per Boe, excluding impact of hedging activities	$25.60	$18.79	$16.49	$19.97
Average sales price per Boe, including impact of hedging activities(2)	$26.57	$23.54	$20.60	$24.96
Selected operating expenses:
Production taxes	$364	$822	$1,069	$1,662
Lease operating expenses	$4,584	$7,242	$10,663	$13,261
Transportation, treating and gathering	$395	$542	$1,008	$1,039
Depreciation, depletion and amortization	$5,591	$16,080	$19,320	$30,551
Impairment of natural gas and oil properties	$—	$100,152	$48,497	$100,152
General and administrative expense	$6,272	$4,421	$11,947	$8,669
Selected operating expenses per Boe:
Production taxes	$0.62	$0.65	$0.60	$0.69
Lease operating expenses(3)	$7.86	$5.74	$5.97	$5.53
Transportation, treating and gathering	$0.68	$0.43	$0.56	$0.43
Depreciation, depletion and amortization	$9.59	$12.74	$10.82	$12.75
General and administrative expense	$10.75	$3.50	$6.69	$3.62
Production costs(4)	$8.54	$5.87	$6.54	$5.66

(1)	The three and six months ended June 30, 2016 reflect the impact of the Appalachian Basin Sale completed on April 8, 2016.
(2)

The impact of hedging includes the gain (loss) on commodity derivative contracts settled during the periods presented.  The three and six months ended June 30, 2016 includes the impact of the monetization of hedge contracts for future period production.

(3)

Lease operating expenses for the three and six months ended June 30, 2016 include a credit of $220,000 and expense of $837,000, respectively, of workover for an insurance reimbursement related to 2015 WEHLU activity and production enhancing WEHLU well workovers, respectively.  Lease operating expenses for the three and six months ended June 30, 2015 include $1.4 million and $2.8 million, respectively, of workover expense for production enhancing WEHLU workovers.  Excluding workover, lease operating expense per Boe for the three and six months ended June 30, 2016 would have been $8.24 per Boe and $5.50 per Boe, respectively, compared to $4.64 per Boe and $4.38 per Boe for the three and six months ended June 30, 2015, respectively.

(4)	Production costs include lease operating expenses, insurance, gathering and workover expense and excludes ad valorem and severance taxes.

Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) as reported were $14.9 million for the three months ended June 30, 2016, down 37% from $23.7 million for the three months ended June 30, 2015. The decrease in revenues was the result of a 54% decrease in production offset by a 36% increase in weighted average realized equivalent prices  .  The decrease in production was the result of the Appalachian Basin Sale on April 8, 2016.  Average daily production on an equivalent basis was 6.4 MBoe/d for the three months ended June 30, 2016 compared to 13.9 MBoe/d for the same period in 2015.  Oil, condensate and NGLs production represented approximately 71% of total production for the three months ended June 30, 2016 compared to 53% of total production for the three months ended June 30, 2015.  Excluding the impact of the Appalachian Basin production sales on oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging), total oil, condensate, natural gas and NGLs revenues decreased $5.2 million, or 26%, to $15.0 million for the three months ended June 30, 2016 from the three months ended June 30, 2015 as a result of a 26% decrease in weighted average realized equivalent prices in the Mid-Continent while average daily equivalent production in the Mid-Continent was flat.

Oil and condensate revenues represented approximately 76% of our total oil, condensate, natural gas and NGLs revenues for the three months ended June 30, 2016 compared to 74% for the three months ended June 30, 2015 as reported and 81% for the three months ended June 30, 2015 excluding the impact of Appalachian Basin production.  Total liquids revenues (oil, condensate and NGLs) represented approximately 87% of our total oil, condensate, natural gas and NGLs revenues for the three months ended June 30, 2016 and 83% of our total oil, condensate, natural gas and NGLs revenues for the three months ended  June 30, 2015 as reported and 89% excluding the impact of Appalachian Basin production.

The impact of hedging on oil and condensate sales during the three months ended June 30, 2016 was an increase of $480,000 in oil and condensate revenues due to the monetization of hedge contracts covering future production and resulted in an increase in total price realized from $41.82 per Bbl to $43.59 per Bbl.  The gain on oil and condensate commodity derivatives contracts settled during the period was reduced by $299,000 for deferred put premiums related to the hedge monetization.  During the three months ended June 30, 2015, the impact of hedging on oil and condensate sales was an increase of $1.7 million, which resulted in an increase in total price realized from $47.68 per Bbl to $52.20 per Bbl.  We designated 15% and 50% of our crude hedges as price protection for our NGLs production for the quarters ended June 30, 2016 and 2015, respectively.

During the three months ended June 30, 2016, we did not have any commodity derivative contracts covering our natural gas production.  During the three months ended June 30, 2015, the impact of hedging on natural gas sales was an increase of $2.0 million in natural gas revenues resulting in an increase in total price realized from $1.10 per Mcf to $1.68 per Mcf.

During the three months ended June 30, 2016, we did not have any commodity derivative contracts covering our NGLs production and we allocated 15% of our crude hedges monetized to NGLs.  The impact of hedging on NGLs sales during the three months ended June 30, 2016 was an increase of $85,000 in NGLs revenues due to the monetization of oil and condensate hedge contracts covering future production and resulted in an increase in total price realized from $12.02 per Bbl to $12.62 per Bbl.  The gain on NGLs commodity derivatives contracts settled during the period was reduced by $53,000 for deferred put premiums related to the hedge monetization.  During the three months ended June 30, 2015, the impact of hedging on NGLs sales was an increase of $2.3 million in NGLs revenues which resulted in an increase in total price realized from $7.34 per Bbl to $14.97 per Bbl.

The change in mark to market value for outstanding commodity derivatives contracts for the three months ended June 30, 2016 was a loss of $3.3 million compared to a loss of $7.8 million for the three months ended June 30, 2015. The change in the mark to market value is primarily the result of changes in hedge contracts compared to the prior year.

For additional information regarding our oil and condensate hedging positions as of June 30, 2016, see   Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report.

Production taxes. We reported production taxes of $364,000 for the three months ended June 30, 2016 compared to $822,000 for the three months ended June 30, 2015.  The decrease in production taxes primarily resulted from the completion of our Appalachian Basin Sale.  Excluding the Appalachian Basin, production taxes decreased $112,000, or 23%, to $377,000 for the three months ended June 30, 2016 from the three months ended June 30, 2015 primarily due to a decrease in oil and natural gas prices. As reported, production taxes for the three months ended June 30, 2016 and 2015 were approximately 2.4% and 3.5%, respectively, of oil, condensate, natural gas and NGLs revenues.  Excluding the Appalachian Basin, production taxes were approximately 2.5% and 2.4% of oil, condensate, natural gas and NGLs revenues for the three months ended June 30, 2016 and 2015, respectively.

Lease operating expenses. We reported lease operating expenses (“LOE”) of $4.6 million for the three months ended June 30, 2016 compared to $7.2 million for the three months ended June 30, 2015.  Our total LOE, as reported, was $7.86 per Boe for the three months ended June 30, 2016 compared to $5.74 per Boe for the same period in 2015.  Excluding the Appalachian Basin, LOE decreased $1.2 million, or 20%, to $4.5 million for the three months ended June 30, 2016 from the three months ended June 30, 2015 due primarily to a $1.6 million decrease in workover expense resulting from a decrease in workover activity and receipt of a $588,000 insurance reimbursement offset by a $538,000 increase in controllable LOE.  Excluding the Appalachian Basin and workover expense, LOE per Boe for the three months ended June 30, 2016 was $8.36 compared to $7.59 for the three months ended June 30, 2015.

Transportation, treating and gathering. We reported transportation expenses of $395,000 for the three months ended June 30, 2016 compared to $542,000 for the three months ended June 30, 2015.  Excluding the impact of the Appalachian Basin Sale, transportation expense in the Mid-Continent increased $304,000 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to new wells and changes in Oklahoma marketing contracts from percent of proceeds to fixed charges.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) expense of $5.6 million for the three months ended June 30, 2016 down from $16.1 million for the three months ended June 30, 2015. The decrease in DD&A expense was the result of a 54% decrease in production resulting from the completion of the Appalachian Basin Sale coupled with a lower DD&A rate due to impairment charges incurred in 2015 and first quarter 2016 and the credit to the full cost pool for the net proceeds from the Appalachian Basin Sale.  The DD&A rate for the three months ended June 30, 2016 was $9.59 per Boe compared to $12.74 per Boe for the same period in 2015.

General and administrative expense. We reported general and administrative expenses of $6.3 million for the three months ended June 30, 2016 compared to $4.4 million for the three months ended June 30, 2015. Non-cash stock-based compensation expense, which is included in general and administrative expense, was $702,000 and $1.2 million for the three months ended June 30, 2016 and 2015, respectively.  Excluding stock-based compensation expense, general and administrative expense increased $2.4 million to $5.6 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase is primarily due to  the recognition of an allowance for bad debt provision of $2.0 million in conjunction with the bankruptcy of a third-party purchaser of Company production primarily in West Virginia.

Interest expense.  We reported interest expense of $9.3 million for the three months ended June 30, 2016 compared to $6.9 million for the three months ended June 30, 2015.  The increase in interest expense is primarily due to additional borrowings under our Revolving Credit Facility and higher grid pricing under the Revolving Credit Facility.

Dividends on preferred stock. We reported dividends on preferred stock of $3.6 million for the three months ended June 30, 2016 and 2015, respectively. The Series A Preferred Stock had a stated value and liquidation preference of approximately $101.1 million at June 30, 2016 and 2015, respectively, and carries a cumulative dividend rate of 8.625% per annum.  Dividends on the Series A Preferred Stock were $2.2 million for the three months ended June 30, 2016 and 2015, respectively.  The Series B Preferred Stock had a stated value and liquidation preference of $53.5 million at June 30, 2016 and 2015 and carries a cumulative dividend rate of 10.75% per annum.  Dividends on the Series B Preferred Stock were $1.4 million for the three months ended June 30, 2016 and 2015, respectively.  Effective March 9, 2016 and commencing April 2016, our Revolving Credit Facility prohibits the payment of cash dividends on our preferred stock.  Dividends on the Series A Preferred Stock and Series B Preferred Stock have and will continue to accumulate regardless of whether any such dividends are declared or not.

Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) as reported were $29.5 million for the six months ended June 30, 2016, down 38% from $47.9 million for the six months ended June 30, 2015. The decrease in revenues was the result of a 17% decrease in weighted average realized prices coupled with a 25% decrease in production.  The decrease in production was the result of the Appalachian Basin Sale on April 8, 2016.  Average daily production on an equivalent basis was 9.8 MBoe/d for the six months ended June 30, 2016 compared to 13.2 MBoe/d for the same period in 2015.  Oil, condensate and NGLs production represented approximately 61% of total production for the six months ended June 30, 2016 compared to 52% of total production for the six months ended June 30, 2015.  Excluding the impact of Appalachian Basin production sales on oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging), total oil, condensate, natural gas and NGLs revenues decreased $11.8 million, or 31%, to $26.3 million for the six months ended June 30, 2016 from the six months ended June 30, 2015 as a result of a 33% decrease in weighted average realized equivalent prices slightly offset by a 3% increase in production in the Mid-Continent.

Oil and condensate revenues as reported represented approximately 68% of our total oil, condensate, natural gas and NGLs revenues for the six months ended June 30, 2016 compared to 69% for the six months ended June 30, 2015.  Total liquids revenues (oil, condensate and NGLs) as reported represented approximately 80% of our total oil, condensate, natural gas and NGLs revenues for the six month period ended June 30, 2016 compared to 78% for the six month period ended June 30, 2015.  Excluding the impact of Appalachian Basin production sales, oil and condensate revenues represented approximately 75% of our total Mid-Continent oil, condensate, natural gas and NGLs revenues for the six months ended June 30, 2016 compared to 80% for the six months ended June 30, 2015.  Excluding the impact of Appalachian Basin production sales, total liquids revenues (oil, condensate and NGLs) represented approximately 87% of our total Mid-Continent oil, condensate, natural gas and NGLs revenues for the six months ended June 30, 2016 compared to 88% for the six months ended June 30, 2015.

During the six months ended June 30, 2016, we had commodity derivative contracts covering approximately 34% of our oil and condensate production.  The impact of hedging on oil and condensate sales during the six months ended June 30, 2016 was an increase of $5.1 million in oil and condensate revenues and resulted in an increase in total price realized from $33.91 per Bbl to $42.48 per Bbl.  The gain on oil and condensate commodity derivatives contracts settled during the period includes a loss of $1.7 million for deferred put premiums.  During the six months ended June 30, 2015, the impact of hedging on oil and condensate sales was an increase of $3.7 million in oil and condensate revenues, which resulted in an increase in total price realized from $44.76 per Bbl to $49.86 per Bbl.  We designated 15% and 50% of our current crude hedges as price protection for our NGLs production for the six months ended June 20, 2016 and 2015, respectively.

During the six months ended June 30, 2016, we had commodity derivative contracts covering approximately 93% of our natural gas production, which resulted in a gain on natural gas commodity derivatives contracts settled during the six months ended June 30, 2016 of $1.1 million and resulted in an increase in total price realized from $1.40 per Mcf to $1.65 per Mcf.  The gain on natural gas commodity derivative contracts settled during the period includes a gain of $75,000 for amortization of prepaid premiums.  Excluding the non-cash amortization, the impact of hedging on natural gas sales was an increase in revenues of $2.9 million of NYMEX hedge gains offset by $1.7 million of basis hedge losses and $235,000 of deferred put premiums. During the six months ended June 30, 2015, the impact of hedging on natural gas sales was an increase of $3.9 million in natural gas revenues resulting in an increase in total price realized from $1.55 per Mcf to $2.11 per Mcf.

During the six months ended June 30, 2016, we had commodity derivative contracts covering approximately 63% of our NGLs production.  The impact of hedging on NGLs sales during the six months ended June 30, 2016 was an increase of $1.2 million in NGLs revenues and resulted in an increase in total price realized from $6.98 per Bbl to $9.38 per Bbl.  The gain on NGLs commodity derivatives contracts settled during the period includes a loss of $305,000 for deferred put premiums. During the six months ended June 30, 2015, the impact of hedging on NGLs sales was an increase of $4.4 million in NGLs revenues which resulted in an increase in total price realized from $8.29 per Bbl to $16.72 per Bbl.

The change in mark to market value for outstanding commodity derivative contracts for six months ended June 30, 2016 was a loss of $9.8 million compared to a loss of $3.5 million for the six months ended June 30, 2015. The change in the mark to market value was primarily the result of changes in hedge contracts and the futures price curve compared to the prior year.

For additional information regarding our oil and condensate hedging positions as of June 30, 2016, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report.

Production taxes. We reported production taxes of $1.1 million for the six months ended June 30, 2016 compared to $1.7 million for the six months ended June 30, 2015.  The decrease in production taxes primarily resulted from the completion of our Appalachian Basin Sale on April 8, 2016.  Excluding the Appalachian Basin, production taxes in the Mid-Continent decreased $84,000, or 10%, to $756,000 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to a decrease in Mid-Continent oil and natural gas revenues as a result of lower realized prices.  As reported, production taxes for the six months ended June 30, 2016 and 2015 were approximately 3.6% and 3.5%, respectively, of oil, condensate, natural gas and NGLs revenues.  Excluding the Appalachian Basin, production taxes were approximately 2.9% and 2.2% of oil, condensate, natural gas and NGLs revenues for the six months ended June 30, 2016 and 2015, respectively.

Lease operating expenses. We reported LOE of $10.7 million for the six months ended June 30, 2016 compared to $13.3 million for the six months ended June 30, 2015.  Our total LOE, as reported, was $5.97 per Boe for the six months ended June 30, 2016 compared to $5.53 per Boe for the same period in 2015.  Excluding the Appalachian Basin, LOE decreased $730,000, or 7%, to $10.0 million for the six months ended June 30, 2016 from the six months ended June 30, 2015 due primarily to a $1.9 million decrease in workover expense resulting from a decrease in workover activity and receipt of an insurance reimbursement offset by a $1.2 million increase in controllable LOE resulting from new wells, additional acquired interest in existing wells and increased well operating costs. Excluding the Appalachian Basin and workover expense, LOE per Boe for the six months ended June 30, 2016 was $8.15 compared to $7.27 for the six months ended June 30, 2015.

Transportation, treating and gathering. We reported transportation expenses of $1.0 million for the six months ended June 30, 2016 and for the six months ended June 30, 2015, respectively.  Excluding the Appalachian Basin, transportation expense in the Mid-Continent increased $386,000 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to new wells and changes in Oklahoma marketing contracts.

Depreciation, depletion and amortization. We reported DD&A expense of $19.3 million for the six months ended June 30, 2016 down from $30.6 million for the six months ended June 30, 2015. The decrease in DD&A expense was the result of a 25% decrease in production resulting from the completion of the Appalachian Basin Sale on April 8, 2016 coupled with a 15% decrease in the DD&A rate per Boe. The DD&A rate for the six months ended June 30, 2016 was $10.82 per Boe compared to $12.75 per Boe for the same period in 2015. The decrease in the rate is primarily due to impairment charges incurred in 2015 and first quarter 2016  .

Impairment of oil and natural gas properties.  We reported an impairment of oil and natural gas properties of $48.5 million for the six months ended June 30, 2016, which was recorded at March 31, 2016.  The impairment was the result of a 38% decline in the 12-month average natural gas price and a 44% decline in the 12-month average oil price used in the calculation of the full cost ceiling test at March 31, 2016 compared to March 31, 2015.  At March 31, 2016, our ceiling test impairment calculation was based on SEC pricing of $2.40 per MMBtu of Henry Hub spot natural gas and $46.26 per barrel of WTI spot oil.  For a description of the ceiling impairment determination and the impact of recent price declines on such impairments, see Part I, Item 1. “Financial Statements, Note 3 – Property, Plant and Equipment.”

General and administrative expense. We reported general and administrative expenses of $11.9 million for the six months ended June 30, 2016 compared to $8.7 million for the six months ended June 30, 2015.  Non-cash stock-based compensation expense, which is included in general and administrative expense, decreased $438,000 to $2.3 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  Excluding stock-based compensation expense, general and administrative expense increased $3.7 million to $9.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  This increase is primarily due to allowance for bad debt expense costs of $2.0 million related to the bankruptcy of a third-party purchaser of our production primarily in West Virginia, $677,000 of severance costs for the Appalachian Basin staff and the retirement of the chief operating officer, $471,000 of higher legal fees and $399,000 of acquisition costs.

Interest expense.  We reported interest expense of $18.6 million for the six months ended June 30, 2016 compared to $14.5 million for the six months ended June 30, 2015.  The increase in interest expense is primarily due to additional borrowings under our Revolving Credit Facility and higher grid pricing under the Revolving Credit Facility.

Dividends on preferred stock. We reported dividends on preferred stock of $7.2 million for the six months ended June 30, 2016 and 2015, respectively. The Series A Preferred Stock had a stated value and liquidation preference of approximately $101.1 million at June 30, 2016 and 2015, respectively, and carries a cumulative dividend rate of 8.625% per annum. Dividends on the Series A Preferred Stock were $4.4 million for the six months ended June 30, 2016 and 2015, respectively.  The Series B Preferred Stock had a stated value and liquidation preference of $53.5 million at June 30, 2016 and 2015, respectively, and carries a cumulative dividend rate of 10.75% per annum.  Dividends on the Series B Preferred Stock were $2.8 million for the six months ended June 30, 2016 and 2015.  Effective March 9, 2016 and commencing April 2016, our Revolving Credit Facility prohibits the payment of cash dividends on our preferred stock.  Dividends on the Series A Preferred Stock and Series B Preferred Stock have and will continue to accumulate regardless of whether such dividends are declared or not.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities, possible asset sales and capital markets transactions, to the extent available on favorable terms.  We believe that our current cash position, funds from operating cash flows and possible proceeds from potential future divestitures and capital markets transactions should be sufficient to meet our cash requirements for 2016.    We continually evaluate our capital needs and compare them to our capital resources and ability to raise funds in the financial markets. We have the ability to adjust capital expenditures in response to changes in oil, condensate, natural gas and NGLs prices, drilling results, liquidity and cash flow.  On May 12, 2016, we sold 50,000,000 shares of our common stock in an underwritten public offering at a price of $0.95 per share, or $47.5 million before offering costs and expenses.  We received approximately $44.8 million of proceeds from the offering, net of offering costs and expenses of approximately $2.7 million.  Current market conditions may put limitations on our ability to issue new debt or equity securities in the public or private markets. The ability of oil and natural gas companies to access the equity and high yield debt markets has been significantly limited since the decline in commodity prices.

For the six months ended June 30, 2016, we reported cash flows provided by operating activities of $5.4 million.  For the six months ended June 30, 2016, we reported net cash provided by investing activities of $55.8 million primarily from proceeds from the Appalachian Basin Sale of $77.6 million offset by $23.4 million for the development of oil and natural gas properties.  For the six months ended June 30, 2016, we reported net cash used in financing activities of $60.5 million, consisting primarily of $100.4 million of repayment of borrowings under our Revolving Credit Facility partially offset by $45.1 million of proceeds from the issuance of common equity and $3.6 million of preferred stock dividends paid.  As a result of these activities, our cash and cash equivalents balance increased by $687,000, resulting in a cash and cash equivalents balance of $50.8 million at June 30, 2016.

At June 30, 2016, we had a net working capital surplus of approximately $46.9 million.  At June 30, 2016, we had $99.6 million of borrowings outstanding and $370,000 of letters of credit issued under our Revolving Credit Facility with no availability.

In early May 2016, we decided to withdraw our efforts to market approximately 26,000 net acres of primarily undeveloped leasehold in Canadian and southeast Kingfisher Counties, Oklahoma.  Our sales process was impacted by competing acreage that was further developed and de-risked being offered for sale by third parties.  In addition, future operated and non-operated drilling activity within and near our acreage could further de-risk our acreage position and define its value to potential buyers in the future.  We continue to evaluate potential asset divestitures to enhance our liquidity or capital program activity.

Our substantial borrowings relative to our current cash flows and proved reserve base limits our operational flexibility, including our ability to make capital expenditures to fully exploit and enhance the value of our undeveloped oil and natural gas properties. We are highly leveraged and may not be able to generate sufficient cash or cash flows, as applicable, to service all of our indebtedness or to meet financial covenants under our debt agreements and may be forced to take other actions to satisfy our obligations under such agreements, which may not be successful, or if successful, could adversely affect our creditors and be highly dilutive to our existing holders of our common and preferred stock or possibly cause the loss of substantially all of their investment.  For a description of possible actions we may consider to improve our liquidity, see “Item II. Other Information, Item 1A. Risk Factors – We are highly leveraged and may not be able to generate sufficient cash or cash flows, as applicable, to service all of our indebtedness or to meet financial covenants under our debt agreements and may be forced to take other actions to satisfy our obligations under such agreements, which may not be successful, or if successful, could be highly dilutive to, and adversely affect, creditors and our existing holders of our common and preferred stock.”

Future capital and other expenditure requirements.  Capital expenditures in the Mid-Continent for the remainder of 2016 are currently projected to be approximately $35.1 million comprised of $25.9 million for drilling, completion and infrastructure costs and $9.2 million for lease renewal and extension costs.  In addition, we have allocated $3.0 million for capitalized general and administrative costs.  All of the remaining 2016 capital expenditures are discretionary, however, failure to fund lease acquisition expenditures will result in the forfeiture of leasehold rights on some of our properties.  During the remainder of 2016, we have approximately 17,000 net acres expiring in the Mid-Continent, including approximately 1,300 net acres that have automatic extension rights, and have allocated funds for such renewals.  We plan to fund our remaining 2016 capital budget through existing cash balances, internally generated cash flow from operating activities and possible capital markets transactions and divestitures of assets, or some combination thereof.

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

At June 30, 2016, the estimated fair value of all of our commodity derivative instruments was a net asset of $12.8 million, comprised of current and non-current assets and liabilities. By removing the price volatility from a portion of our oil, condensate, natural gas and NGLs sales for July 2016 through 2018, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows for those periods. While mitigating negative effects of falling commodity prices, certain derivative contracts also limit the benefits we could receive from increases in commodity prices.  In conjunction with certain commodity derivative hedging activity, we deferred the payment of certain put premiums for the production month period August 2016 through December 2018.  At June 30, 2016, we had a current commodity premium payable of $1.7 million and a long-term commodity premium payable of $1.9 million.  The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.

As of June 30, 2016, all of our commodity derivative hedge positions were with large financial institutions, each of which is not known to us to be in default on their derivative positions. We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.

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

Revolving Credit Facility. Our Revolving Credit Facility provides for a maximum amount of $500.0 million, subject to a borrowing base, which, at June 30, 2016, was $100.0 million.  At June 30, 2016, we had $99.6 million of borrowings outstanding and $370,000 of letters of credit issued under our Revolving Credit Facility.  As of August 1, 2016, there were $99.6 million of borrowings outstanding and $370,000 of letters of credit issued under our Revolving Credit Facility.

At June 30, 2016, we were in compliance with all financial covenants under the Revolving Credit Facility. We may, however, need to request a waiver of compliance with, or amendment to, certain of our financial covenants by year-end 2016, which may not be received. The absence of such relief could result in significant adverse consequences and require us to pursue various actions to satisfy our Revolving Credit Facility obligations, which may not be successful, or if successful, could adversely affect our creditors and be highly dilutive to our existing holders of our common and preferred stock or possibly cause the loss of substantially all of their investment. See “Part II, Other Information. Item 1A. Risk Factors.  –  We may in the future seek a postponement of further reductions in our borrowing base under our Revolving Credit Facility or seek relief from financial covenant compliance for future periods under our Revolving Credit Facility, which if not successful, could require immediate repayment of  a portion or all amounts borrowed on our Revolving Credit Facility and could result in actions that could be highly dilutive to, and adversely affect, our creditors and our existing holders of our common and preferred stock.”  For a more detailed description of the terms of our Revolving Credit Facility, see Part I, Item 1. “Financial Statements, Note 4 – Long-Term Debt” of this report.

Senior Secured Notes.  We have $325.0 million of senior secured notes outstanding, which are due May 15, 2018.  For a more detailed description of the terms of our Notes, see Part I, Item 1. “Financial Statements, Note 4 - Long-Term Debt - Senior Secured Notes” of this report.  At June 30, 2016, we were in compliance with all covenants under the indenture governing the Notes.  Covenants in the indenture governing our senior secured notes also limit our ability to borrow on a first priority lien secured basis, including our ability to refinance the full amount of currently outstanding borrowings under our Revolving Credit Facility or to reborrow on such facility in the event current borrowings thereunder are paid down.

Series A Preferred Stock.  Prior to April 2016, we paid cumulative dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the aggregate $101.1 million stated value and liquidation preference.  For the three and six months ended June 30, 2016, we recognized dividends of $2.2 million and $4.4 million, respectively, for the Series A Preferred Stock.  Effective March 9, 2016, our Revolving Credit Facility prohibited the payment of cash dividends on our preferred stock commencing April 2016.  Accordingly, we ceased payment of dividends on our Series A Preferred Stock in April 2016.  Dividends on the Series A Preferred Stock have and will continue to accumulate regardless of whether any such dividends are declared or not.

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

Series B Preferred Stock.  Prior to April 2016, we paid cumulative dividends on the Series B Preferred Stock at a fixed rate of 10.75% per annum of the aggregate $53.5 million stated value and liquidation preference. For the three and six months ended June 30, 2016, we recognized dividends of $1.4 million and $2.8 million, respectively, for the Series B Preferred Stock.  Effective March 9, 2016, our Revolving Credit Facility prohibited the payment of cash dividends on our preferred stock commencing April 2016.  Accordingly, we ceased payment of dividends on our Series B Preferred Stock in April 2016.  Dividends on the Series B Preferred Stock have and will continue to accumulate regardless of whether any such dividends are declared or not.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our oil, condensate, natural gas and NGLs production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil, condensate, natural gas and NGLs in the region produced. Prices received for oil, condensate, natural gas and NGLs are volatile, unpredictable and beyond our control.  To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments.  For the three and six months ended June 30, 2016, a 10% change in the prices received for oil, condensate, natural gas and NGLs production would have had an approximate $1.5 million and $2.9 million, impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk, respectively. See Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report for additional information regarding our hedging activities.

Interest Rate Risk

We are exposed to changes in interest rates as a result of our Revolving Credit Facility.  At June 30, 2016, we had $99.6 million of borrowings outstanding under our Revolving Credit Facility.  Based on the amount outstanding under our Revolving Credit Facility at June 30, 2016, a one percentage point change in the interest rate would have had a per month impact of $83,000 on our interest expense.  We have not entered into interest rate hedging arrangements in the past, and have no current plans to do so.  Due to the potential for fluctuating balances in the amount outstanding under our Revolving Credit Facility, we do not believe such arrangements to be cost effective.  The amount outstanding under the Notes is at fixed interest of 8.625% per annum.  We currently do not use interest rate derivatives to mitigate our exposure to the volatility in interest rates, including under the Revolving Credit Facility, as this risk is minimal.

Item 4. Controls and Procedures

Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of current legal proceedings is set forth in Part I, Item 1. “Financial Statements, Note 11 – Commitments and Contingencies” of this report.

Item 1A. Risk Factors

In addition to the risk factors below and the other information set forth in this report, you should carefully consider the factors discussed in   Part I, Item 1A. “Risk Factors” in our 2015 Form 10-K and Part II, Item 1A. “Risk Factors” and elsewhere in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

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

Our ability to make scheduled payments on or to refinance our indebtedness obligations and to meet related financial covenants applicable to our debt instruments, including our Revolving Credit Facility and our $325.0 million outstanding principal amount of 8 5/8% Senior Secured Notes due 2018 (the “Notes”), depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control, as well as our ability to complete proposed asset sales.  As of August 1, 2016, our cash balance was approximately $45.6 million. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, if any, and interest on our indebtedness, including the Notes.

Our level of indebtedness will have several important effects on our future operations, including, without limitation:

•requiring us to dedicate a significant portion of our cash flows from operations to support the payment of debt service and reduce our capital expenditures required to maintain or grow our reserves and production base;

•increasing our vulnerability to adverse changes in general economic and industry conditions, and putting us at a competitive disadvantage relative to competitors that have fewer fixed obligations and greater cash flows to devote to their businesses;

•limiting our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes; and

•limiting our flexibility in operating our business and preventing us from engaging in certain transactions that might otherwise be beneficial to us.

Due to the relatively high level of our indebtedness, on April 8, 2016, we sold substantially all of our producing assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for an adjusted sales price of $76.6 million and on May 12, 2016, we sold 50,000,000 shares of our common stock in an underwritten public offering for approximately $44.8 million of net proceeds.  We are also pursuing or analyzing various additional alternatives to reduce the level of our long-term debt and lower our future debt obligations, including the application of proceeds from possible targeted assets sales, followed by possible issuance of equity securities for cash, debt repurchases, exchanges of existing debt securities for new debt securities and exchanges or conversions of existing debt securities for new equity securities, among other options.   Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. One or more of these alternatives could potentially be consummated with the consent of any one or more of our current security holders, or, if necessary, without the consent of holders through a restructuring under a voluntary bankruptcy proceeding.  Such alternatives would likely adversely affect our creditors and be highly dilutive to our existing holders of our common and preferred stock or possibly cause the loss of substantially all of their investment.  Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the indentures governing our Notes, may restrict us from adopting some of these alternatives.  For example, covenants in the indenture governing the Notes also limit our ability to borrow on a first priority lien secured basis, which may limit our ability to refinance the full amount of currently outstanding borrowings under our Revolving Credit Facility or to reborrow on such facility in the event current borrowings thereunder are paid down.  In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Revolving Credit Facility and the indentures governing our Notes currently restrict our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due, including required reduction in amounts owed in our Revolving Credit Facility as a result of reductions in our borrowing base.  If we are unable to meet our debt obligations, we would be forced to restructure our indebtedness and equity capitalization.  Depending upon asset values and other factors, any future restructuring could be highly dilutive to existing holders of our common and preferred stock, could result in equity holders losing a significant amount or all of their investment in us and may adversely affect the trading prices and values of our existing debt and equity securities.

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

After completion of our Appalachian Basin Sale on April 8, 2016 and our related repayment of $80.0 million in outstanding borrowings, our borrowing base under our Revolving Credit Facility was reduced to $100.0 million, and as of August 1, 2016, $99.6 million of borrowings remained outstanding and $370,000 of letters of credit were issued and outstanding under the Revolving Credit Facility. In connection with Amendment No. 8 (as defined and described below) to the Revolving Credit Facility, we have agreed to an additional scheduled borrowing base redetermination in August 2016. Our borrowing base is otherwise determined semi-annually by our lenders in May and November of each year and is based on our proved reserves and the value attributed to those reserves.  We and the lenders each have the option to initiate a redetermination of the borrowing base between scheduled semi-annual redeterminations.

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

We have two series of perpetual preferred stock outstanding with an aggregate stated value liquidation preference of $154.6 million. Under recent amendments to our revolving credit facility, we are prohibited from paying cash dividends on our preferred stock. Accordingly, we ceased paying monthly dividends on our preferred stock effective April 2016.  If we do not or cannot pay accumulated dividends on our outstanding preferred stock in cash by April 1, 2017, we may be required to issue shares of common stock to pay the accumulated and unpaid dividends, which would aggregate approximately $14.1 million at April 1, 2017 (assuming no issuance of cash dividends before such date), and pay all future monthly dividends in common stock, in each case assuming our common stock is then listed on a national securities exchange or market and we have surplus under Delaware law at that time equal to or in excess of the par value of the common stock issued as dividends. The number of shares of common stock issued in lieu of cash dividends would be determined based upon a ten day average last sale trading price of the common stock immediately prior (or reasonably close) to the date of such dividends.  If such average last sale price in April 2017 were equal to our last sale price at June 30, 2016 of $1.10 per share and assuming we have not issued any preferred cash dividends prior to such date, we would be obligated to issue approximately 13.2 million shares of our common stock in April 2017 (excluding shares for the April 2017 monthly dividend as described in the following sentence) to holders of our outstanding preferred stock as dividends in lieu of cash dividends.  In addition, after March 31, 2017, unless and until all accrued and unpaid preferred stock dividends are paid in full and paid in cash for the most recent two calendar quarters, the fixed rate of dividends on each of our two outstanding series of preferred stock will increase by 2.00% per annum and monthly dividends, if not paid in cash, will be required to be paid monthly in common stock, subject to the requirements described above. In such event, the monthly dividend requirement for our currently outstanding preferred stock would increase to approximately $1.5 million, an increase of $258,000 per month.  If the average last sale price in April 2017 were equal to our last sale price at June 30, 2016 of $1.10 per share and assuming we have not issued preferred cash dividends prior to such date, we would be obligated to issue approximately 1.3 million shares of our common stock monthly commencing April 2017.  As a result, a significant number of shares of common stock may be issued as dividends on our outstanding preferred stock after March 31, 2017, which issuances will dilute the ownership of our common stockholders and may adversely affect the trading price of our common stock.

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

GASTAR EXPLORATION INC.

Date: August 4, 2016	By:	/s/ J. RUSSELL PORTER
J. Russell Porter
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: August 4, 2016	By:	/s/ MICHAEL A. GERLICH
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

2.4

Letter Agreement, dated December 3, 2015, by and between Gastar Exploration Inc. and Husky Ventures, Inc., Silverstar of Nevada, Inc., Maximus Exploration, LLC and Atwood Acquisitions, LLC (incorporated by reference to Exhibit 2.18 of the Yearly Report on Form 10-K filed with the SEC on March 10, 2016.  File No. 001-35211).

2.5

Closing Agreement, dated December 16, 2015, by and among Gastar Exploration Inc. and Husky Ventures, Inc., Silverstar of Nevada, Inc., Maximus Exploration, LLC and Atwood Acquisitions, LLC (incorporated by reference to Exhibit 2.3 of the Quarterly Report on Form 10-Q filed with the SEC on May 5, 2016. File No. 001-35211).

2.6**

Purchase and Sale Agreement, dated February 19, 2016, by and between Gastar Exploration Inc. and THQ Appalachia I, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on February 23, 2016. File No. 001-35211).

2.7

Amendment to Purchase and Sale Agreement, dated March 29, 2016, by and between Gastar Exploration Inc. and TH Exploration II, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on March 30, 2016. File No. 001-35211).

2.8

Closing Agreement, dated April 7, 2016, by and between Gastar Exploration Inc. and TH Exploration II, LLC (incorporated by reference to Exhibit 2.6 of the Quarterly Report on Form 10-Q filed with the SEC on May 5, 2016. File No. 001-35211).

3.1

Amended and Restated Certificate of Incorporation of Gastar Exploration Inc. (formerly known as Gastar Exploration USA, Inc.) (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on October 28, 2013. File No. 001-35211).

3.2†	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gastar Exploration Inc. dated July 5, 2016.

3.3

Amended and Restated Bylaws of Gastar Exploration Inc. dated November 4, 2015 (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed with the SEC on November 5, 2015. File No. 001-35211).

3.4

Certificate of Merger of Gastar Exploration, Inc. into Gastar Exploration USA, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2014. File No. 000-55138).

3.5

Certificate of Designation of Rights and Preferences of 8.625% Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 3.3 of Gastar Exploration USA, Inc.'s Form 8-A filed on June 20, 2011. File No. 001-35211).

3.6

Certificate of Designation of Rights and Preferences of 10.75% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 3.4 of the Form 8-A filed with the SEC on November 1, 2013. File No. 001-35211).

3.7

Certificate of Designations of Series C Junior Participating Preferred Stock of Gastar Exploration Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on January 19, 2016. File No. 001-35211).

4.1

Amendment to the Rights Agreement dated as of May 11, 2016 by Gastar Exploration Inc. (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on Form 8-K dated May 16, 2016. File No. 001-35211).

10.1

Waiver to Second Amended and Restated Credit Agreement, dated May 10, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on May 16, 2016.  File No. 001-35211).

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