Form 10-Q
period 2016-09-30
Gastar Exploration Inc.
filed 2016-11-03
CIK 1431372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

The total number of outstanding common shares, $0.001 par value per share, as of November 1, 2016 was 131,723,116.

GASTAR EXPLORATION INC.

QUARTERLY REPORT ON FORM 10-Q

For the three and nine months ended September 30, 2016

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

Glossary of Terms

AMI	Area of mutual interest, an agreed designated geographic area where co-participants or other industry participants have a right of participation in acquisitions and operations

Bbl	Barrel of oil, condensate or NGLs

Bbl/d	Barrels of oil, condensate or NGLs per day

Bcf	One billion cubic feet of natural gas

Bcfe	One billion cubic feet of natural gas equivalent, calculated by converting liquids volumes on the basis of 1/6th of a barrel of oil, condensate or NGLs per Mcf

Boe	One barrel of oil equivalent determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or NGLs

Boe/d	Barrels of oil equivalent per day

Btu	British thermal unit, typically used in measuring natural gas energy content

CRP	Central receipt point

FASB	Financial Accounting Standards Board

Gross acres	Refers to acres in which we own a working interest

Gross wells	Refers to wells in which we have a working interest

MBbl	One thousand barrels of oil, condensate or NGLs

MBbl/d	One thousand barrels of oil, condensate or NGLs per day

MBoe	One thousand barrels of oil equivalent, calculated by converting natural gas volumes on the basis of 6 Mcf of natural gas per barrel

MBoe/d	One thousand barrels of oil equivalent per day

Mcf	One thousand cubic feet of natural gas

Mcf/d	One thousand cubic feet of natural gas per day

Mcfe	One thousand cubic feet of natural gas equivalent, calculated by converting liquids volumes on the basis of 1/6th of a barrel of oil, condensate or NGLs per Mcf

MMBtu/d	One million British thermal units per day

MMcf	One million cubic feet of natural gas

MMcf/d	One million cubic feet of natural gas per day

MMcfe	One million cubic feet of natural gas equivalent, calculated by converting liquids volumes on the basis of 1/6th of a barrel of oil, condensate or NGLs per Mcf

MMcfe/d	One million cubic feet of natural gas equivalent per day

Net acres	Refers to our proportionate interest in acreage resulting from our ownership in gross acreage

Net wells	Refers to gross wells multiplied by our working interest in such wells

NGLs	Natural gas liquids

NYMEX	New York Mercantile Exchange

PBU	Performance based unit comprising one of our compensation plan awards

psi	Pounds per square inch

PUD	Proved undeveloped reserves

STACK Play	An acronymic name for a predominantly oil producing play referring to the exploration and development of the Sooner Trend of the Anadarko Basin in Canadian and Kingfisher Counties, Oklahoma

U.S.	United States of America

U.S. GAAP	Accounting principles generally accepted in the United States of America

WOC	Waiting on completion

WTI	West Texas Intermediate

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GASTAR EXPLORATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,739	$50,074
Accounts receivable, net of allowance for doubtful accounts of $1,953 and $0, respectively	8,476	14,302
Commodity derivative contracts	5,240	15,534
Prepaid expenses	4,694	5,056
Total current assets	65,149	84,966
PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties, full cost method of accounting:
Unproved properties, excluded from amortization	109,267	92,609
Proved properties	1,242,667	1,286,373
Total oil and natural gas properties	1,351,934	1,378,982
Furniture and equipment	2,615	3,068
Total property, plant and equipment	1,354,549	1,382,050
Accumulated depreciation, depletion and amortization	(1,125,881)	(1,053,116)
Total property, plant and equipment, net	228,668	328,934
OTHER ASSETS:
Commodity derivative contracts	3,915	9,335
Deferred charges, net	616	985
Advances to operators and other assets	498	331
Other	1,121	4,944
Total other assets	6,150	15,595
TOTAL ASSETS	$299,967	$429,495
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,585	$2,029
Revenue payable	5,667	5,985
Accrued interest	10,517	3,730
Accrued drilling and operating costs	5,250	2,010
Advances from non-operators	110	167
Commodity derivative contracts	102	—
Commodity derivative premium payable	1,750	3,194
Asset retirement obligation	89	89
Other accrued liabilities	7,296	6,764
Total current liabilities	35,366	23,968
LONG-TERM LIABILITIES:
Long-term debt	418,620	516,476
Commodity derivative contracts	—	451
Commodity derivative premium payable	1,427	2,788
Asset retirement obligation	5,626	5,997
Total long-term liabilities	425,673	525,712
Commitments and contingencies (Note 11)
STOCKHOLDERS’ DEFICIT:
Preferred stock, 40,000,000 shares authorized
Series A Preferred stock, par value $0.01 per share; 10,000,000 shares designated; 4,045,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively, with liquidation preference of $25.00 per share	41	41
Series B Preferred stock, par value $0.01 per share; 10,000,000 shares designated; 2,140,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively, with liquidation preference of $25.00 per share	21	21
Common stock, par value $0.001 per share; 550,000,000 and 275,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 131,725,215 and 80,024,218 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	132	80
Additional paid-in capital	626,379	571,947
Accumulated deficit	(787,645)	(692,274)
Total stockholders’ deficit	(161,072)	(120,185)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$299,967	$429,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
REVENUES:
Oil and condensate	$10,306	$12,835	$30,464	$45,772
Natural gas	2,500	3,459	8,394	14,109
NGLs	1,695	791	5,100	5,071
Total oil, condensate, natural gas and NGLs revenues	14,501	17,085	43,958	64,952
(Loss) gain on commodity derivatives contracts	(1,498)	11,301	(3,991)	19,734
Total revenues	13,003	28,386	39,967	84,686
EXPENSES (BENEFIT):
Production taxes	400	655	1,469	2,317
Lease operating expenses	5,166	5,214	15,829	18,475
Transportation, treating and gathering	338	615	1,346	1,654
Depreciation, depletion and amortization	5,223	15,394	24,543	45,945
Impairment of oil and natural gas properties	—	181,966	48,497	282,118
Accretion of asset retirement obligation	92	131	286	387
General and administrative expense	3,925	4,683	15,872	13,352
Litigation settlement benefit	(10,100)	—	(10,100)	—
Total expenses	5,044	208,658	97,742	364,248
INCOME (LOSS) FROM OPERATIONS	7,959	(180,272)	(57,775)	(279,562)
OTHER INCOME (EXPENSE):
Interest expense	(8,178)	(7,933)	(26,739)	(22,430)
Investment income and other (expense)	41	4	(2)	10
LOSS BEFORE PROVISION FOR INCOME TAXES	(178)	(188,201)	(84,516)	(301,982)
Provision for income taxes	—	—	—	—
NET LOSS	(178)	(188,201)	(84,516)	(301,982)
Dividends on preferred stock	(3,618)	(3,618)	(10,855)	(10,855)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,796)	$(191,819)	$(95,371)	$(312,837)
NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$(0.03)	$(2.47)	$(0.92)	$(4.04)
Diluted	$(0.03)	$(2.47)	$(0.92)	$(4.04)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	129,301,817	77,628,120	104,125,317	77,453,251
Diluted	129,301,817	77,628,120	104,125,317	77,453,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,516)	$(301,982)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	24,543	45,945
Impairment of oil and natural gas properties	48,497	282,118
Stock-based compensation	3,145	3,927
Mark to market of commodity derivatives contracts:
Total loss (gain) on commodity derivatives contracts	3,991	(19,734)
Cash settlements of matured commodity derivatives contracts, net	10,690	17,913
Cash premiums paid for commodity derivatives contracts	(565)	(45)
Amortization of deferred financing costs	3,812	2,652
Accretion of asset retirement obligation	286	387
Settlement of asset retirement obligation	(87)	(80)
Loss on sale of furniture and equipment	97	-
Changes in operating assets and liabilities:
Accounts receivable	3,861	22,552
Prepaid expenses	362	1,472
Accounts payable and accrued liabilities	7,656	(289)
Net cash provided by operating activities	21,772	54,836
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of oil and natural gas properties	(43,175)	(121,074)
Reimbursements from (advances to) operators	211	(2,325)
Acquisition of oil and natural gas properties - refund	1,149	—
Proceeds from sale of oil and natural gas properties	77,499	47,866
Payments to non-operators	(57)	(1,820)
Proceeds from sale (purchase) of furniture and equipment	80	(51)
Net cash provided by (used in) investing activities	35,707	(77,404)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	-	75,000
Repayment of revolving credit facility	(100,370)	(40,000)
Proceeds from issuance of common stock, net of issuance costs	44,815	—
Dividends on preferred stock	(3,618)	(10,855)
Deferred financing charges	(930)	(804)
Tax withholding related to restricted stock and performance based unit award vestings	(711)	(1,430)
Net cash (used in) provided by financing activities	(60,814)	21,911
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,335)	(657)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,074	11,008
CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,739	$10,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Gastar Exploration Inc. (the “Company” or “Gastar”) is a pure play Mid-Continent independent energy company engaged in the exploration, development and production of oil, condensate, natural gas and NGLs. Gastar’s principal business activities include the identification, acquisition, and subsequent exploration and development of oil and natural gas properties with an emphasis on unconventional reserves, such as shale resource plays. Gastar holds a concentrated acreage position in what is believed to be the core of the STACK Play, an area of central Oklahoma which is home to multiple oil and natural gas-rich reservoirs including the Oswego limestone, Meramec and Osage bench formations within the Mississippi Lime, the Woodford shale and Hunton limestone formations.   On April 8, 2016, Gastar sold substantially all of its producing assets and proved reserves and a significant portion of its undeveloped acreage in the Appalachian Basin for an adjusted sales price of $75.7 million, net of $3.5 million of suspense liability transferred to buyer, with an effective date of January 1, 2016 (the “Appalachian Basin Sale”).

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

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued and has disclosed certain subsequent events in these condensed consolidated financial statements, as appropriate.

Revolving Credit Facility

On October 14, 2016, the Company, together with the parties thereto, entered into Amendment No. 9 to Second Amended and Restated Credit Agreement (“Amendment No. 9”), which amended the Revolving Credit Facility to, among other things:

(i)	reaffirm the borrowing base at $100.0 million with next redetermination scheduled for November 2016;
(ii)

add a mandatory prepayment provision that requires prepayment of the Revolving Credit Facility (as defined below) by an amount equal to 20% of any future net sales proceeds from the sale of the Company’s South STACK Play acreage primarily located in Canadian County, Oklahoma;

(iii)

to adjust the minimum interest coverage ratio to: (i) 0.8 to 1.0 for fourth quarter 2016 and first quarter 2017, (ii) 1.0 to 1.0 for second quarter 2017 and (iii) 2.50 to 1.0 thereafter, each as determined using adjusted EBITDA for previous four quarters; and

(iv)	to accommodate the Drilling Program (as defined below).

Development Agreement

On October 14, 2016, the Company executed a definitive agreement with STACK Exploration LLC, a Delaware limited liability company, (the “Investor”) to jointly develop up to 60 Gastar operated wells in the STACK Play in Kingfisher County, Oklahoma (the “Development Agreement”).  The drilling program (the “Drilling Program”) will target the Meramec and Osage formations within the Mississippi Lime on a contract area within three townships covering approximately 18,000 undeveloped net mineral acres under leases held by the Company. The Company will be the operator of all wells jointly developed under the Development Agreement.

Under the Development Agreement, the Investor will fund 90% of Gastar’s working interest portion of drilling and completion costs to initially earn 80% of Gastar’s working interest in each new well (in each case, proportionately reduced by other participating working interests in the well).  As a result, Gastar will pay 10% of its working interest portion of such costs for 20% of its original working interest.

The proposed Drilling Program wells will be mutually developed in three tranches of 20 wells each.  The locations of the first 20 wells, comprised of 18 Meramec formation wells and two Osage formation wells, have been mutually agreed upon by the Company and the Investor.  Participation in the second tranche of 20 Drilling Program wells will be at the election of the Investor and the third tranche of 20 wells will require mutual consent.  With respect to each 20 well tranche, when the Investor has achieved an aggregate 15% internal rate of return (“IRR”) for its investment in the tranche, its interest will be reduced from 80% to 40% of Gastar’s original working interest and Gastar’s working interest increases from 20% to 60% of Gastar’s original working interest.  When a tranche IRR of 20% is achieved by the Investor, its working interest decreases to 10% and Gastar’s working interest increases to 90% of the working interest originally owned by Gastar.  The parties to the Development Agreement can mutually agree to expand the contract area and drilling formation focus.

Canadian County Property Sale

On October 19, 2016, the Company entered into a purchase and sale agreement to sell certain non-core leasehold interests in approximately 25,300 net acres of which only 19,100 net acres was ascribed allocated value and interests in 25 gross (11.2 net) wells primarily in northeast Canadian County and also in southeast Kingfisher County, Oklahoma to Red Bluff Resources Operating, LLC, a Delaware limited liability company, (“Red Bluff”) for approximately $71.0 million (of which up to $10.0 million is contingent upon the satisfaction of certain conditions), subject to certain adjustments.  The transaction is expected to close on or before November 18, 2016, with a property sale effective date of August 1, 2016.

Accounts Receivable

Accounts receivable are reported net of the allowance for doubtful accounts.  The allowance for doubtful accounts is determined based on a review of the Company’s receivables.  Receivable accounts are charged off when collection efforts have failed or the account is deemed uncollectible.  During the quarter ended June 30, 2016, the Company determined that a receivable account from a third-party natural gas and NGLs purchaser would no longer be collectible as a result of the third-party purchaser filing for bankruptcy.  A summary of the activity related to the allowance for doubtful accounts is as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Allowance for doubtful accounts, beginning of period	$—	$—
Expense	—	—
Reductions/write-offs	1,953	—
Allowance for doubtful accounts, end of period	$1,953	$—

Recent Accounting Developments

The following recently issued accounting pronouncements may impact the Company in future periods:

Statement of Cash Flows. In August 2016, the FASB issued updated guidance associated with the classification of certain cash receipts and cash payments on the statement of cash flows. The amended guidance addresses specific cash flow issues with the objective of reducing existing diversity in practice. The amendments in this update apply to all entities required to present a statement of cash flows.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.  Amendments should be applied using a retrospective transition method to each period presented.  If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable.  The Company has not yet determined what the effects of adopting this updated guidance will be on its statement of cash flows.

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

Income Taxes.  In November 2015, the FASB issued updated guidance as part of its simplification initiative for the presentation of deferred taxes.  Current U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position where such classification generally does not align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled.  To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position and apply to all entities that present a classified statement of financial position, resulting in the alignment of the U.S. GAAP presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). IAS 1, Presentation of Financial Statements.  This guidance is effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted as of the beginning of an interim or annual reporting period and can be applied either prospectively or retrospectively to all periods presented.  The Company does not expect the adoption of this guidance to materially impact its consolidated financial statements.

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

The following table summarizes the components of unproved properties excluded from amortization at the dates indicated:

	September 30, 2016	December 31, 2015
	(in thousands)
Unproved properties, excluded from amortization:
Drilling in progress costs	$10,346	$1,533
Acreage acquisition costs	92,299	82,560
Capitalized interest	6,622	8,516
Total unproved properties excluded from amortization	$109,267	$92,609

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

	2016
	Total Year to Date Impairment	September 30	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$2.28	$2.24	$2.40
West Texas Intermediate oil price (per Bbl)(1)		$41.68	$43.12	$46.26
Impairment recorded (pre-tax) (in thousands)	$48,497	$—	$—	$48,497

	2015
	Total Year to Date Impairment	September 30	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$3.06	$3.39	$3.88
West Texas Intermediate oil price (per Bbl)(1)		$59.21	$71.68	$82.72
Impairment recorded (pre-tax) (in thousands)	$282,118	$181,966	$100,152	$—

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

Development Agreement

On October 14, 2016, the Company executed the Development Agreement with the Investor to jointly develop up to 60 Gastar operated wells in the STACK Play in Kingfisher County, Oklahoma.  The Drilling Program will target the Meramec and Osage formations within the Mississippi Lime in a contract area within three townships covering approximately 18,000 undeveloped net mineral acres under leases held by the Company. The Company will be the operator of all wells jointly developed under the Development Agreement.

Under the Development Agreement, the Investor will fund 90% of Gastar’s working interest portion of drilling and completion costs to initially earn 80% of Gastar’s working interest in each new well (in each case, proportionately reduced by other participating working interests in the well).  As a result, Gastar will pay 10% of its working interest portion of such costs for 20% of its original working interest.

The proposed Drilling Program wells will be mutually developed in three tranches of 20 wells each.  The locations of the first 20 wells, comprised of 18 Meramec formation wells and two Osage formation wells, have been mutually agreed upon by the Company and the Investor.   Participation in the second tranche of 20 Drilling Program wells will be at the election of the Investor and the third tranche of 20 wells will require mutual consent.  With respect to each 20 well tranche, when the Investor has achieved an aggregate 15% IRR for its investment in the tranche, its interest will be reduced from 80% to 40% of Gastar’s original working interest and Gastar’s working interest increases from 20% to 60% of Gastar’s original working interest.  When a tranche IRR of 20% is achieved by the Investor, its working interest decreases to 10% and Gastar’s working interest increases to 90% of the working interest originally owned by Gastar.  The parties to the Development Agreement can mutually agree to expand the contract area and drilling formation focus.

Canadian County Property Sale

On October 19, 2016, the Company entered into a purchase and sale agreement to sell certain non-core leasehold interests in approximately 25,300 net acres of which only 19,100 net acres was ascribed allocated value and interests in 25 gross (11.2 net) wells primarily in northeast Canadian County and also in southeast Kingfisher County, Oklahoma to Red Bluff for approximately $71.0 million (of which up to $10.0 million is contingent upon the satisfaction of certain conditions), subject to certain adjustments.  The transaction is expected to close on or before November 18, 2016, with a property sale effective date of August 1, 2016.

Appalachian Basin Sale

          On February 19, 2016, the Company entered into an agreement to sell substantially all of its producing assets and proved reserves and a significant portion of its undeveloped acreage in the Appalachian Basin for $80.0 million, subject to customary closing adjustments.  Pursuant to the agreement, on April 8, 2016, the Company completed the Appalachian Basin Sale for an adjusted sales price of $75.7 million, net of $3.5 million of suspense liability transferred to buyer.  The Appalachian Basin Sale is reflected as a reduction to the full cost pool and the Company did not record a gain or loss related to the divestiture as it was not determined to be significant to the full cost pool and did not result in a significant change to the depletion rate.

Appalachian Basin Sale Pro Forma Operating Results

The following unaudited pro forma results for the three months ended September 30, 2015 and the nine months ended September 30, 2016 and 2015 show the effect on the Company's consolidated results of operations as if the Appalachian Basin Sale had occurred at the beginning of the periods presented. The pro forma results are the result of excluding from the statement of operations of the Company the revenues and direct operating expenses for the properties divested adjusted for (1) the reduction in ARO liabilities and accretion expense for the properties divested,  (2) the reduction in depreciation, depletion and amortization expense as a result of the divestiture and (3) the reduction in interest expense as a result of the pay down of debt under the Revolving Credit Facility in conjunction with the closing of the Appalachian Basin Sale. As a result, certain estimates and judgments were made in preparing the pro forma adjustments.

For the Three Months Ended September 30,
2015
(in thousands, except per share data)
(Unaudited)
Revenues	$26,847
Net Loss	$(188,685)
Loss per share:
Basic	$(2.43)
Diluted	$(2.43)

	For the Nine Months Ended September 30,
	2016	2015
	(in thousands, except per share data)
	(Unaudited)
Revenues	$36,892	$73,515
Net Loss	$(90,336)	$(310,148)
Loss per share:
Basic	$(0.87)	$(4.00)
Diluted	$(0.87)	$(4.00)

The pro forma information above includes numerous assumptions, is presented for illustrative purposes only and may not be indicative of the future results or results of operations that would have actually occurred had the Appalachian Basin Sale occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information.

Husky Acquisition

On December 16, 2015, the Company completed the acquisition of additional working and net revenue interests in 103 gross (10.2 net) producing wells and certain undeveloped acreage in the STACK Play and Hunton limestone formations in its existing AMI from its AMI co-participant Husky Ventures, Inc. (“Husky”), Silverstar of Nevada, Inc., Maximus Exploration, LLC and Atwood Acquisitions, LLC for an adjusted purchase price of approximately $42.7 million, net of $358,000 of revenue suspense liability assumed by the Company, reflecting adjustment for an acquisition effective date of July 1, 2015 and which includes a $715,000 deposit into escrow pending the resolution of title defects by the seller recorded to other assets at September 30, 2016, and the conveyance of approximately 11,000 net non-core, non-producing acres in Blaine, Major and Kingfisher Counties, Oklahoma to the sellers, subject to certain adjustments and customary closing conditions (the “Husky Acquisition”).  In connection with the acquisition, the AMI participation agreements with the Company’s AMI co-participant were dissolved.

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

Husky Acquisition Pro Forma Operating Results

The following unaudited pro forma results for the three and nine months ended September 30, 2015 show the effect on the Company’s consolidated results of operations as if the Husky Acquisition had occurred at the beginning of the period presented. The pro forma results are the result of combining the statement of operations of the Company with the statements of revenues and direct operating expenses for the properties acquired from Husky adjusted for (1) assumption of ARO liabilities and accretion expense for the properties acquired and (2) additional depreciation, depletion and amortization expense as a result of the Company’s increased ownership in the acquired properties. The statements of revenues and direct operating expenses for the Husky Acquisition assets exclude all other historical expenses of Husky. As a result, certain estimates and judgments were made in preparing the pro forma adjustments.

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
	(in thousands, except per share data)
	(Unaudited)
Revenues	$30,087	$91,493
Net Loss	$(191,256)	$(309,921)
Loss per share:
Basic	$(2.46)	$(4.00)
Diluted	$(2.46)	$(4.00)

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

On January 29, 2016, the Company, together with the parties thereto, entered into Limited Waiver and Amendment No. 7 to Second Amended and Restated Credit Agreement (“Amendment No. 7”).  Pursuant to Amendment No. 7, the Company obtained (i) a waiver until March 10, 2016 of any potential defaults at December 31, 2015 of its leverage ratio and senior secured leverage ratio under the Revolving Credit Facility and (ii) a permanent waiver of any defaults of the restricted payment covenant under the Revolving Credit Facility resulting from (a) cash distributions paid on December 31, 2015 in respect of its Series A Preferred Stock and its Series B Preferred Stock and (b) the issuance on January 28, 2016, as a dividend on the Company’ common stock, of the right to purchase Series C Junior Participating Preferred Stock pursuant to the Company’s Rights Agreement dated as of January 18, 2016 (the “Rights Agreement”) as part of the Company’s previously disclosed tax benefits preservation plan.  The Revolving Credit Facility was also amended to permit the Company to make dividends and distributions of preferred equity interests or rights to purchase certain preferred equity interests.  The entry into Amendment No. 7 permitted the Company to pay monthly cash dividends on its Series A Preferred Stock and its Series B Preferred Stock on February 1, 2016.

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

On October 14, 2016, the Company, together with the parties thereto, entered into Amendment No. 9, which amended the Revolving Credit Facility to, among other things:

(i)	reaffirm the borrowing base at $100.0 million with next redetermination scheduled for November 2016;
(ii)

add a mandatory prepayment provision that requires prepayment of the Revolving Credit Facility by an amount equal to 20% of any future net sales proceeds from the sale of the Company’s South STACK Play acreage primarily located in Canadian County, Oklahoma;

(iii)

to adjust the minimum interest coverage ratio to: (i) 0.8 to 1.0 for fourth quarter 2016 and first quarter 2017, (ii) 1.0 to 1.0 for second quarter 2017 and (iii) 2.50 to 1.0 thereafter, each as determined using adjusted EBITDA for previous four quarters; and

(iv)	to accommodate the Drilling Program.

Borrowing base redeterminations are scheduled semi-annually in May and November of each calendar year.  The Company and its lenders may each request one additional unscheduled redetermination during any six-month period between scheduled redeterminations.  The next borrowing base redetermination is scheduled for November 2016.  In connection with Amendment No. 8 and in conjunction with the closing of the Appalachian Basin Sale, the borrowing base was reduced from $180.0 million to $100.0 million on April 8, 2016.  The borrowing base was reaffirmed at $100.0 million on October 14, 2016 in connection with Amendment No. 9.  At September 30, 2016, the Revolving Credit Facility had a borrowing base of $100.0 million, with $99.6 million borrowings outstanding and $370,000 of letters of credit issued under the Revolving Credit Facility.  As of November 1, 2016, there were $99.6 million borrowings outstanding and $370,000 of letters of credit issued under the Revolving Credit Facility.  Future increases in the borrowing base in excess of the original $50.0 million are limited to 17.5% of the increase in adjusted consolidated net tangible assets as defined in the indenture pursuant to which the Company's senior secured notes are issued (as discussed below in “Senior Secured Notes”).

On May 10, 2016, the requisite lenders under the Second Amended and Restated Credit Agreement permanently waived an unintended technical default under the Revolving Credit Facility resulting from the timing of the last monthly cash dividend payments made by the Company in March 2016 on the Company’s two outstanding classes of preferred stock.

At September 30, 2016, the Company was in compliance with all financial covenants under the Revolving Credit Facility.

Senior Secured Notes

The Company has $325.0 million aggregate principal amount of 8.625% Senior Secured Notes due May 15, 2018 (the “Notes”) outstanding under an indenture (the “Indenture”) by and among the Company, the Guarantors named therein (the “Guarantors”), Wells Fargo Bank, National Association, as Trustee (in such capacity, the “Trustee”) and Collateral Agent (in such capacity, the “Collateral Agent”).  The Notes bear interest at a rate of 8.625% per year, payable semi-annually in arrears on May 15 and November 15 of each year.  The Notes mature on May 15, 2018.  Effective May 17, 2016, Wells Fargo Bank, National Association resigned as Trustee and Collateral Agent and Wilmington Trust was appointed Trustee and Collateral Agent pursuant to the Indenture.

In the event of a change of control, as defined in the Indenture, each holder of the Notes have the right to require the Company to repurchase all or any part of their notes at an offer price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

The Notes are guaranteed, jointly and severally, on a senior secured basis by certain future domestic subsidiaries (the “Guarantees”).  The Notes and Guarantees rank senior in right of payment to all of the Company’s and the Guarantors’ future subordinated indebtedness and equal in right of payment to all of the Company’s and the Guarantors’ existing and future senior indebtedness.  The Notes and Guarantees also are effectively senior to the Company’s unsecured indebtedness and effectively subordinated to the Company’s and Guarantors’ under the Revolving Credit Facility, any other indebtedness secured by a first-

priority lien on the same collateral and any other indebtedness secured by assets other than the collateral, in each case to the extent of the value of the assets securing such obligation.

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to:

•	Transfer or sell assets or use asset sale proceeds;
•	Pay dividends or make distributions, redeem subordinated debt or make other restricted payments;
•	Make certain investments; incur or guarantee additional debt or issue preferred equity securities;
•	Create or incur certain liens on the Company’s assets;
•	Incur dividend or other payment restrictions affecting future restricted subsidiaries;
•	Merge, consolidate or transfer all or substantially all of the Company’s assets;
•	Enter into certain transactions with affiliates; and
•	Enter into certain sale and leaseback transactions.

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

A summary of the Notes balance for the periods indicated is as follows:

	September 30, 2016	December 31, 2015
	(in thousands)

Notes, principal balance	$325,000	$325,000
Less:
Unamortized discounts	(5,070)	(7,151)
Deferred financing costs	(940)	(1,373)
Notes, net	$318,990	$316,476

5.	Fair Value Measurements

The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations, unproved properties and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements. The Company assesses its unproved properties for impairment whenever events or circumstances indicate the carrying value of those properties may not be recoverable. The fair value of the unproved properties is measured using an income approach based upon internal estimates of future production levels, current and future prices, drilling and operating costs, discount rates, current drilling plans and favorable and unfavorable drilling activity on the properties being evaluated and/or adjacent properties or estimated market data based on area transactions, which are Level 3 inputs. There was no impairment of unproved properties for the three months ended September 30, 2016 and 2015.  For the nine months ended September 30, 2016 and 2015, respectively, due to continued lower natural gas prices for dry gas and no current plans to drill or extend leases in Marcellus East, management’s evaluation of unproved properties resulted in impairment and the Company reclassified an immaterial amount of costs from unproved to proved properties for each period.  As no other fair value measurements are required to be recognized on a non-recurring basis at September 30, 2016, no additional disclosures are provided at September 30, 2016.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	Fair value as of September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$46,739	$—	$—	$46,739
Commodity derivative contracts	—	—	9,155	9,155
Liabilities:
Commodity derivative contracts	—	—	(102)	(102)
Total	$46,739	$—	$9,053	$55,792

	Fair value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$50,074	$—	$—	$50,074
Commodity derivative contracts	—	—	24,869	24,869
Liabilities:
Commodity derivative contracts	—	—	(451)	(451)
Total	$50,074	$—	$24,418	$74,492

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the three and nine months ended September 30, 2016 and 2015. Level 3 instruments presented in the table consist of net derivatives that, in management’s opinion, reflect the assumptions a marketplace participant would have used at September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Balance at beginning of period	$12,782	$22,373	$24,418	$27,502
Total (losses) gains included in earnings	(1,498)	11,301	(3,991)	19,734
Purchases	—	415	565	1,326
Issuances	—	—	(165)	(1,313)
Settlements(1)	(2,231)	(6,793)	(11,774)	(19,953)
Balance at end of period	$9,053	$27,296	$9,053	$27,296
The amount of total (losses) gains for the period included in earnings attributable to the change in mark to market of commodity derivatives contracts still held at September 30, 2016 and 2015	$(3,134)	$4,511	$(12,974)	$986

(1)	Included in gain (loss) on commodity derivatives contracts on the condensed consolidated statements of operations.

At September 30, 2016, the estimated fair value of accounts receivable, prepaid expenses, accounts and revenue payables and accrued liabilities approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s long-term debt at September 30, 2016 was $366.3 million based on quoted market prices of the Notes (Level 1) and the respective carrying value of the Revolving Credit Facility because the interest rate approximates the current market rate (Level 2).

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

All derivative contracts are carried at their fair value on the balance sheet and all changes in value are recorded in the condensed consolidated statements of operations in (loss) gain on commodity derivatives contracts. For the three months ended September 30, 2016 and 2015, the Company reported a loss of $3.1 million and a gain of $4.5 million, respectively, in the condensed consolidated statements of operations related to the change in the fair value of its commodity derivative contracts still held at September 30, 2016 and 2015.  For the nine months ended September 30, 2016 and 2015, the Company reported a loss of $13.0 million and a gain of $986,000, respectively, in the condensed consolidated statements of operations related to the change in the fair value of its commodity derivative contracts still held at September 30, 2016 and 2015.

As of September 30, 2016, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume(1)	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in Bbls)
2016	Costless three-way collar	250	30,500	$—	$85.00	$65.00	$95.10
2016	Costless three-way collar	330	40,260	$—	$80.00	$65.00	$97.35
2016	Costless three-way collar	450	54,900	$—	$57.50	$42.50	$80.00
2016	Put spread	550	67,100	$—	$85.00	$65.00	$—
2016	Fixed price swap	300	36,600	$56.30	$—	$—	$—
2016	Fixed price swap	200	24,400	$50.00	$—	$—	$—
2017	Costless three-way collar	280	102,200	$—	$80.00	$65.00	$97.25
2017	Costless three-way collar	250	91,250	$—	$80.00	$60.00	$98.70
2017(2)	Protective spread	200	36,200	$60.00	$—	$42.50	$—
2017	Put spread	500	182,500	$—	$82.00	$62.00	$—
2017(2)	Protective spread	200	36,200	$57.50	$—	$42.50	$—
2017(2)	Fixed price swap	300	54,300	$50.10	$—	$—	$—
2017(3)	Costless three-way collar	200	36,800	$—	$60.00	$42.50	$85.00
2017(3)	Costless three-way collar	200	36,800	$—	$57.50	$42.50	$76.13
2017(4)	Fixed price swap	200	18,000	$50.05	$—	$—	$—
2018(5)	Put spread	425	103,275	$—	$80.00	$60.00	$—

(1)	Crude volumes hedged include oil, condensate and certain components of our NGLs production.
(2)	For the period January to June 2017.
(3)	For the period July to December 2017.
(4)	For the period January to March 2017.
(5)	For the period January to August 2018.

As of September 30, 2016, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Floor (Long)	Short Put	Ceiling (Short)
		(in MMBtus)
2016(1)	Costless three-way collar	2,500	77,500	$3.00	$2.25	$3.65
2016	Costless three-way collar	2,000	184,000	$4.00	$3.25	$4.58
2016	Costless three-way collar	5,000	460,000	$3.40	$2.65	$4.10
2017	Costless three-way collar	5,000	1,825,000	$3.00	$2.35	$4.00
2017(2)	Costless collar	2,000	180,000	$3.10	$—	$3.78
2018	Costless three-way collar	5,000	1,825,000	$3.00	$2.35	$4.00

(1)	For the month of October 2016.
(2)	For the period January to March 2017.

As of September 30, 2016, the following NGLs derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price
		(in Bbls)
2016	Fixed price swap	500	61,000	$20.79

As of September 30, 2016, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.

In conjunction with certain derivative hedging activity, the Company has deferred the payment of certain put premiums for the production month period October 2016 through December 2018. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month. The Company amortizes the deferred put premium liabilities as they become payable. The following table provides information regarding the deferred put premium liabilities for the periods indicated:

	September 30, 2016	December 31, 2015
	(in thousands)
Current commodity derivative put premium payable	$1,750	$3,194
Long-term commodity derivative put premium payable	1,427	2,788
Total unamortized put premium liabilities	$3,177	$5,982

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
	(in thousands)
Put premium liabilities, beginning balance	$3,546	$5,982
Settlement of put premium liabilities	(369)	(2,640)
Additional put premium liabilities	—	(165)
Put premium liabilities, ending balance	$3,177	$3,177

The following table provides information regarding the amortization of the deferred put premium liabilities by year as of September 30, 2016:

Amortization
(in thousands)
October to December 2016	$554
January to December 2017	1,654
January to August 2018	969
Total unamortized put premium liabilities	$3,177

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated statement of financial position and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	September 30, 2016	December 31, 2015
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Current assets	$5,240	$15,534
Commodity derivative contracts	Other assets	3,915	9,335
Commodity derivative contracts	Current liabilities	(102)	—
Commodity derivative contracts	Long-term liabilities	—	(451)
Total derivatives not designated as hedging instruments		$9,053	$24,418

		Amount of Gain (Loss) Recognized in Income on Derivatives For the Three Months Ended September 30,
	Location of Gain (Loss) Recognized in Income on Derivatives	2016	2015
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	(Loss) gain on commodity derivatives contracts	$(1,498)	$11,301
Total		$(1,498)	$11,301

		Amount of Gain (Loss) Recognized in Income on Derivatives For the Nine Months Ended September 30,
	Location of (Gain) Loss Recognized in Income on Derivatives	2016	2015
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	(Loss) gain on commodity derivatives contracts	$(3,991)	$19,734
Total		$(3,991)	$19,734

7.	Capital Stock

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

Stockholder Rights Agreement

On January 18, 2016, the Company’s Board of Directors adopted the Rights Agreement pursuant to which the Company declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock.  The dividend was paid to stockholders of record on January 28, 2016. Each Right entitles the holder, subject to the terms of the Rights Agreement, to purchase one one-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock (the “Series C Preferred Stock”) at a price of $6.96, subject to certain adjustments.  The purpose of the Rights Agreement is to diminish the risk that the Company’s ability to reduce potential future federal income tax obligations would become subject to limitations by reason of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended.

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

Series A Preferred Stock

At September 30, 2016, there were 4,045,000 shares of the Series A Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

The Series A Preferred Stock ranks senior (to the extent of its stated liquidation preference and any accumulated and unpaid dividends) to the Company's common stock and on parity with the Series B Preferred Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up.  The Series A Preferred Stock is subordinated to all of the Company’s existing and future debt and all future capital stock designated as senior to the Series A Preferred Stock.

The Series A Preferred Stock cannot be converted into common stock, but may be redeemed, at the Company’s option for $25.00 per share plus any accrued and unpaid dividends whether declared or not.

There is no mandatory redemption of the Series A Preferred Stock.

The Company paid monthly dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference through March 2016.  Effective March 9, 2016, the Revolving Credit Facility prohibited the payment of cash dividends on the Company’s preferred stock commencing April 2016.  Accordingly, the Company did not declare or pay dividends on the Series A Preferred Stock in April 2016 or any subsequent month.  Dividends on the Series A Preferred Stock accumulate regardless of whether any such dividends are declared.  If the Company fails to pay full cash dividends in four calendar quarters, whether consecutive or non-consecutive, then commencing in the calendar month following the first month in such fourth calendar quarter in which cash dividends are not paid in full, and until accumulated dividends are paid in full for four calendar quarters with the last two calendar quarters’ dividends paid in cash, (i) the fixed dividend rate of Series A Preferred Stock each increases by 2.00% per annum, (ii) the Company may be required to issue a dividend of common stock to pay accrued and unpaid dividends, if such dividends are not paid in cash, provided it has sufficient surplus to pay such a dividend under state law, and (iii) the holders of Series A Preferred Stock and Series B Preferred Stock,  voting as a single class, will have the right to elect up to two additional directors to the board of directors of the Company.  Under certain circumstances, “pay in kind” dividends of additional shares of Series A Preferred Stock may be payable in lieu of cash or common stock dividends.  For the three and nine months ended September 30, 2016, the Company recognized dividends of $2.2 million and $6.6 million, respectively, for the Series A Preferred Stock. Accumulated and unpaid dividends on the outstanding Series A Preferred Stock, which as of September 30, 2016 aggregated $4.4 million, is added to the stated liquidation preference with respect to any preferred distribution of assets upon liquidation, dissolution or winding up.

Series B Preferred Stock

At September 30, 2016, there were 2,140,000 shares of the Series B Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

The Series B Preferred Stock ranks senior (to the extent of its stated liquidation preference and any accumulated and unpaid dividends) to the Company’s common stock and on parity with the Series A Preferred Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up.  The Series B Preferred Stock are subordinated to all of the Company’s existing and future debt and all future capital stock designated as senior to the Series B Preferred Stock.

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

The Company paid monthly dividends on the Series B Preferred Stock at a fixed rate of 10.75% per annum of the $25.00 per share liquidation preference through March 2016. Effective March 9, 2016, the Revolving Credit Facility prohibited the payment of cash dividends on the Company’s preferred stock commencing April 2016.  Accordingly, the Company did not declare or pay dividends on the Series B Preferred Stock in April 2016 or any subsequent month.  Dividends on the Series B Preferred Stock will accumulate regardless of whether any such dividends are declared. If the Company fails to pay full cash dividends in four calendar quarters, whether consecutive or non-consecutive, then commencing in the calendar month following the first month in such fourth calendar quarter in which cash dividends are not paid in full, and until accumulated dividends are paid in full for four calendar quarters with the last two calendar quarters’ dividends paid in cash, (i) the fixed dividend rate of Series B Preferred Stock each increases by 2.00% per annum, (ii) the Company may be  required to issue a dividend of common stock to pay accrued and unpaid dividends, if such dividends are not paid in cash, provided it has sufficient surplus to pay such a dividend under state law, and (iii) the holders of Series A Preferred Stock and Series B Preferred Stock,  voting as a single class, will have the right to elect up to two additional directors to the board of directors of the Company.  Under certain circumstances, “pay in kind” dividends of additional shares of Series B Preferred Stock may be payable in lieu of cash or common stock dividends.  For the three and nine months ended September 30, 2016, the Company recognized dividends of $1.4 million and $4.3 million, respectively, for the Series B Preferred Stock. Accumulated and unpaid dividends on the outstanding Series B Preferred Stock, which as of September 30, 2016 aggregated $2.9 million, is added to the stated liquidation preference with respect to any preferred distribution of assets upon liquidation, dissolution or winding up.

No shares of Series C Preferred Stock have been issued by the Company pursuant to the Rights Agreement described above or otherwise.

Other Share Issuances

The following table provides information regarding the issuances and forfeitures of common stock pursuant to the Company's long-term incentive plan for the periods indicated:

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Other share issuances:
Shares of restricted common stock granted	—	1,714,645
Shares of restricted common stock vested	33,075	1,472,915
Shares of common stock issued pursuant to PBUs vested, net of forfeitures	—	502,593
Shares of restricted common stock surrendered upon vesting/exercise(1)	3,664	389,905
Shares of restricted common stock forfeited	—	126,336

(1)	Represents shares of common stock forfeited in connection with the payment of estimated withholding taxes on shares of restricted common stock that vested during the period.

On June 12, 2014, the Company's stockholders approved an amendment and restatement to the Gastar Exploration Inc. Long-Term Incentive Plan (the “LTIP”), effective April 24, 2014, to, among other things, increase the number of shares of common stock reserved for issuance under the LTIP by 3,000,000 shares of common stock.  There were 1,636,039 shares of common stock available for issuance under the LTIP at September 30, 2016.

Shares Reserved

At September 30, 2016, the Company had 214,600 common shares reserved for the exercise of stock options.

8.	Interest Expense

The following table summarizes the components of interest expense for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Interest expense:
Cash and accrued	$8,158	$7,703	$25,275	$22,872
Amortization of deferred financing costs(1)	986	916	3,812	2,652
Capitalized interest	(966)	(686)	(2,348)	(3,094)
Total interest expense	$8,178	$7,933	$26,739	$22,430

(1)

The three months ended September 30, 2016 and 2015 includes $711,000 and $644,000, respectively, of debt discount accretion related to the Notes.  The nine months ended September 30, 2016 and 2015 includes $2.1 million and $1.9 million, respectively, of debt discount accretion related to the Notes.

9.	Income Taxes

For the three and nine months ended September 30, 2016 and 2015, respectively, the Company did not recognize a current income tax benefit or provision as the Company has a full valuation allowance against assets created by net operating losses generated.  The Company believes it more likely than not that the assets will not be utilized.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share and share data)
Net loss attributable to common stockholders	$(3,796)	$(191,819)	$(95,371)	$(312,837)
Weighted average common shares outstanding - basic	129,301,817	77,628,120	104,125,317	77,453,251
Incremental shares from unvested restricted shares	—	—	—	—
Incremental shares from outstanding stock options	—	—	—	—
Incremental shares from outstanding PBUs	—	—	—	—
Weighted average common shares outstanding - diluted	129,301,817	77,628,120	104,125,317	77,453,251
Net loss per share of common stock attributable to common stockholders:
Basic	$(0.03)	$(2.47)	$(0.92)	$(4.04)
Diluted	$(0.03)	$(2.47)	$(0.92)	$(4.04)
Common shares excluded from denominator as anti-dilutive:
Unvested restricted shares	170,362	239,161	540,994	146,253
Unvested PBUs	1,041,493	503,271	837,199	84,179
Total	1,211,855	742,432	1,378,193	230,432

11.	Commitments and Contingencies

Litigation

Gastar Exploration Ltd vs. U.S. Specialty Ins. Co. and Axis Ins. Co. (Cause No.2010-11236) District Court of Harris County, Texas 190th Judicial District.  On February 19, 2010, the Company filed a lawsuit claiming that the Company was due reimbursement of qualifying claims related to the settlement and associated legal defense costs under the Company's directors and officers liability insurance policies related to the ClassicStar Mare Lease Litigation settled on December 17, 2010 for $21.2 million.  The combined coverage limits under the directors and officers liability coverage was $20.0 million.  The District Court granted the underwriters' summary judgment request by a ruling dated January 4, 2012.  The Company appealed the District Court ruling and on July 15, 2013.   The Fourteenth Court of Appeals of Texas reversed the summary judgment ruling granted against the Company on the basis of the policies' prior-and-pending litigation endorsement and remanded the case for further proceedings in the District Court. The insurers filed a motion for reconsideration in the Fourteenth Court of Appeals, which that court denied.  The insurers then sought discretionary review from the Texas Supreme Court, which that court denied on February 27, 2015.  The insurers then filed in the Texas Supreme Court a motion for rehearing of their denied petition for review, which the court denied.  The case was remanded to the District Court for trial.  In October 2015, the Insurers sought a summary judgment based on one of the exclusions in the policy.  The trial court denied their motion.  After denying the insurers’ motion for summary judgment, the trial court, on February 17, 2016, entered a docket control order establishing the week of November 29, 2016 as the tentative week for the case to go to trial. The parties engaged in coverage-related discovery for approximately nine months.  On August 10, 2016, Gastar and the insurers settled their coverage dispute for $10.1 million.  Insurers’ settlement payments to Gastar were paid in September 2016 and were recorded as litigation settlement benefit in the statement of operations at September 30, 2016.

Gastar Exploration Inc. v. Christopher McArthur (Cause No.:  2015-77605) 157th Judicial District Court, Harris County, Texas.  On December 29, 2015, Gastar filed suit against Christopher McArthur (“McArthur”) in the District Court of Harris County, Texas.  The lawsuit arises from a demand letter sent by McArthur to Gastar in which he claimed to be party to an agreement with Gastar that entitled him to be paid $2.75 million for services rendered.  In August 2016, McArthur filed an amended answer admitting he had no agreement with the Company. As a result, Gastar believes McArthur’s claim has been effectively resolved. Gastar has continued to pursue a counterclaim in this action against McArthur for tortious interference with an existing contract. McArthur has filed a general denial.

Torchlight Energy Resources, Inc., Torchlight Energy, Inc. v. Husky Ventures, Inc., et al., (Cause No. 429-01961-2016) 429th Judicial District Court in Collin County, Texas. Torchlight Energy Resources, Inc. and Torchlight Energy, Inc. (collectively “Torchlight”) brought a lawsuit against the Company, two of its executive officers, its chairman of the board of directors and a former director of the Company on May 3, 2016 in Collin County, Texas (the “Torchlight Lawsuit”). The Torchlight Lawsuit arises primarily out of Torchlight’s business dealings with Husky in Oklahoma. Husky and several of its employees and affiliates are also defendants in the Torchlight Lawsuit. As part of settlement negotiations between Husky and the Company in a separate lawsuit, Husky informed the Company that it had agreed to repurchase assets from Torchlight that Husky had previously sold to Torchlight (the “Torchlight Assets”). Husky offered to sell those Torchlight Assets to the Company. In the Purchase and Sale Agreement between Torchlight and Husky, Torchlight expressly acknowledged that the Torchlight Assets were to be sold to the Company and released the Company from any claims arising out of the sale of the Torchlight Assets. Despite this release, Torchlight has alleged multiple causes of action against the Company and its officers and directors arising out of the sale of the Torchlight Assets and Torchlight’s other business dealings it had with Husky.

The Company has filed a counterclaim against Torchlight for breach of the release in the Purchase and Sale Agreement.  Torchlight has dropped their claims, without prejudice, against the former director of the Company, but continues to assert claims against the remaining Gastar defendants.

The Company believes the plaintiffs’ claims are without merit and are merely an attempt to induce the Company into settling disputes that are primarily between Torchlight and Husky. The Company intends to defend this case vigorously.

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

12.	Statement of Cash Flows – Supplemental Information

The following is a summary of the supplemental cash paid and non-cash transactions for the periods indicated:

	For the Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash paid for interest, net of capitalized amounts	$16,140	$12,699
Non-cash transactions:
Capital expenditures included in (excluded from) accounts payable and accrued drilling costs	$4,913	$(12,396)
Capital expenditures included in accounts receivable	$409	$—
Asset retirement obligation included in oil and natural gas properties	$128	$276
Asset retirement obligation sold	$(694)	$—
Preferred dividends accrued but not declared	$7,237	$—
Application of advances to operators	$(378)	$11,113
Expenses accrued for the issuance of common stock	$2	$—

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

Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. As such, management’s assumptions about future events may prove to be inaccurate. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to:

•	the supply and demand for oil, condensate, natural gas and NGLs;
•	continued low or further declining prices for oil, condensate, natural gas and NGLs, including risks of low commodity prices affecting the benefits of the Development Agreement;
•	our financial condition, results of operations, revenues, cash flows and expenses;
•	the potential need to sell certain assets, restructure our debt or raise additional capital;
•	the need to take ceiling test impairments due to lower commodity prices;
•	worldwide political and economic conditions and conditions in the energy market;
•	the extent to which we are able to realize the anticipated benefits from acquired assets;
•	our ability to monetize certain assets;
•	our ability to raise capital to fund capital expenditures, service our indebtedness or repay or refinance debt upon maturity;

•	our ability to meet financial covenants under our indenture or credit agreement or the ability to obtain amendments or waivers to effect such compliance;
•	the ability and willingness of our current or potential counterparties, third-party operators or vendors to enter into transactions with us and/or to fulfill their obligations to us;
•	failure of our co-participants to fund any or all of their portion of any capital program;
•	the ability to find, acquire, develop and produce new oil and natural gas properties;
•	uncertainties about the estimated quantities of oil and natural gas reserves and in the projection of future rates of production and timing of development expenditures of proved reserves;
•	strength and financial resources of competitors;
•	availability and cost of material and equipment, such as drilling rigs and transportation pipelines;
•	availability and cost of processing and transportation;
•	changes or advances in technology;
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

For a more detailed description of the risks and uncertainties that we face and other factors that could affect our financial performance or cause our actual results to differ materially from our projected results please see (i) Part II, Item 1A. “Risk Factors” and elsewhere in this report, (ii) Part II, Item 1A. “Risk Factors” and elsewhere in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, (iii) Part I, Item 1A. “Risk Factors” and elsewhere in our 2015 Form 10-K, (iv) our subsequent reports and registration statements filed from time to time with the SEC and (v) other announcements we make from time to time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a pure play Mid-Continent independent energy company engaged in the exploration, development and production of oil, condensate, natural gas and NGLs. Our principal business activities include the identification, acquisition, and subsequent exploration and development of oil and natural gas properties with an emphasis on unconventional reserves, such as shale resource plays.  We hold a concentrated acreage position in what is believed to be the core of the STACK Play, an area of central Oklahoma which is home to multiple oil and natural gas-rich reservoirs including the Oswego limestone, Meramec and Osage bench formations within the Mississippi Lime, the Woodford shale and Hunton limestone formations.   On April 8, 2016, we sold substantially all of our producing assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for an adjusted sales price of $75.7 million, net of $3.5 million of suspense liability transferred to buyer, with an effective date of January 1, 2016 (the “Appalachian Basin Sale”).

Our current operational activities are conducted in, and our consolidated revenues are generated from, markets exclusively in the U.S.  As of September 30, 2016, our major assets consist of approximately 173,500 gross (105,500 net) acres in Oklahoma (51% undeveloped) and approximately 15,700 gross (14,800 net) acres in West Virginia (83% undeveloped).

The following discussion addresses material changes in our results of operations for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 and material changes in our financial condition since December 31, 2015. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Part I, Item 1. “Financial Statements” of this report, as well as our 2015 Form 10-K, which includes important disclosures regarding our critical accounting policies as part of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Form 10-K.

Oil and Natural Gas Activities

The following provides an overview of our major oil and natural gas projects. While actively pursuing specific exploration and development activities in the Mid-Continent area, there is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.

Mid-Continent Horizontal Oil Play.

We believe that our acreage is prospective in the STACK Play, an area of central Oklahoma that includes oil and natural gas-rich formations such as the Meramec and Woodford Shale, ranging in depth from 6,000 to 9,000 feet, and emerging prospective plays in the shallow Oswego formation and in the Osage formation, a deeper bench of the Mississippi Lime located below the Meramec as well as the proven Hunton limestone horizontal oil play.  We believe that the STACK Play is one of the most economic plays in North America.  It is a horizontal drilling play in an area of previously drilled vertical wells with multiple productive reservoirs that are predominantly oil producing.  The STACK Play encompasses all or parts of Blaine, Canadian, Garfield, Kingfisher and Major counties in Oklahoma. STACK is an acronym for Sooner Trend Anadarko Canadian Kingfisher.  At September 30, 2016, we held leases covering approximately 173,500 gross (105,500 net) acres in Garfield, Canadian, Kingfisher, Logan, Blaine and Oklahoma Counties, Oklahoma within the STACK Play.

Our leasing activities primarily located in northwest Kingfisher County, Oklahoma, began in 2012 initially with an AMI co-participant and were expanded to include two additional adjacent prospect areas. Prior to the closing of the Husky Acquisition (as defined below), our AMI co-participant handled all drilling, completion and production activities, and we handled leasing and permitting activities in certain areas of the AMI.  On December 16, 2015, we completed the acquisition of additional working and net revenue interests in 103 gross (10.2 net) producing wells and certain undeveloped acreage in the STACK Play and Hunton limestone formations in our existing AMI from our AMI co-participant Husky Ventures, Inc., Silverstar of Nevada, Inc., Maximus Exploration, LLC and Atwood Acquisitions, LLC for an adjusted purchase price of approximately $42.7 million, net of $358,000 of revenue suspense liability assumed by us, reflecting adjustment for an acquisition effective date of July 1, 2015 and which includes a $715,000 deposit into escrow pending the resolution of title defects by the seller recorded to other assets at September 30, 2016, and the conveyance of approximately 11,000 net non-core, non-producing acres in Blaine, Major and Kingfisher Counties, Oklahoma to the sellers, subject to certain adjustments and customary closing conditions (the “Husky Acquisition”) and; as a result of the Husky Acquisition, we assumed operatorship of a majority of the acquired wells.  With the closing of the Husky Acquisition, our AMI participation agreements with our AMI co-participant were dissolved.

On October 14, 2016, we executed a definitive agreement with STACK Exploration LLC, a Delaware limited liability company, (the “Investor”) to jointly develop up to 60 Gastar operated wells in the STACK Play in Kingfisher County, Oklahoma (the “Development Agreement”).  The drilling program (the “Drilling Program”) will target the Meramec and Osage formations within the Mississippi Lime in a contract area within three townships covering approximately 18,000 undeveloped net mineral acres under leases held by us. We will be the operator of all wells jointly developed under the Development Agreement.

Under the Development Agreement, the Investor will fund 90% of our working interest portion of drilling and completion costs to initially earn 80% of our working interest in each new well (in each case, proportionately reduced by other participating working interests in the well).  As a result, we will pay 10% of our working interest portion of such costs for 20% of our original working interest in the well.

The proposed Drilling Program wells will be mutually developed in three tranches of 20 wells each.  The locations of the first 20 wells, comprised of 18 Meramec formation wells and two Osage formation wells, have been mutually agreed upon by the Company and the Investor. Participation in the second tranche of 20 Drilling Program wells will be at the election of the Investor and the third tranche of 20 wells will require mutual consent.  With respect to each 20 well tranche, when the Investor has achieved an aggregate 15% internal rate of return (“IRR”) for its investment in the tranche, its interest will be reduced from 80% to 40% of our original working interest and our working interest increases from 20% to 60% of our original working interest.  When a tranche IRR of 20% is achieved by the Investor, its working interest decreases to 10% and our working interest increases to 90% of the working interest originally owned by us.  The parties to the Development Agreement can mutually agree to expand the contract area and formation focus.

On October 19, 2016, we entered into a purchase and sale agreement to sell certain non-core leasehold interests in approximately 25,300 net acres of which only 19,100 net acres was ascribed allocated value and interests in 25 gross (11.2 net) wells primarily in northeast Canadian County and also in southeast Kingfisher County, Oklahoma to Red Bluff Resources Operating, LLC, a Delaware limited liability company, (“Red Bluff”) for approximately $71.0 million (of which up to $10.0 million is contingent upon the satisfaction of certain conditions), subject to certain adjustments. Current production for the wells included in the sale is approximately 164 barrels of oil equivalent per day. The transaction is expected to close on or before November 18, 2016, with a property sale effective date of August 1, 2016.

 As of September 30, 2016 and currently as of the date of this report, we had production and drilling operations at various stages on the following operated STACK wells on our acreage:

				Current Production Average(3)
Well Name	Current Working Interest(1)	Approximate Lateral Length (in feet)	Peak Production Rates(2) (BOE/d)	BOE/d	% Oil	Date of First Production or Status	Approximate Gross Costs to Drill & Complete ($ millions)
Meramec Completions
Holiday Road 2-1H(5)	78.3%	4,300	654	508	75%	April 11, 2016	$4.1
Ingle 29-1H(4)	82.5%	4,800	N/A	N/A	N/A	October 22, 2016	$4.5
Geis 31-1H(4)	53.7%	4,600	N/A	N/A	N/A	WOC	$4.5
Katy 21-1H(4)	67.9%	4,900	N/A	N/A	N/A	WOC	$4.5
Lily 28-1H(4)(5)	61.3%	4,700	N/A	N/A	N/A	Drilling	$4.5
Mott 19-1H(4)	44.3%	4,200	N/A	N/A	N/A	Drilling	$4.5

Osage Completions
McGee 29-1H(5)	81.0%	4,200	N/A	N/A	N/A	September 25, 2016	$4.4

Oswego Completions
Tomahawk 7-1H	79.3%	4,200	N/A	N/A	N/A	September 24, 2016	$2.7

(1)	Current estimated working interest. Working interest subject to change based on final force pooling orders or Drilling Program activity.
(2)	Represents highest daily gross Boe rate. N/A indicates that the well has not yet reached its peak initial production rate.
(3)	Represents average gross production for the most current five days through October 26, 2016.
(4)	Drilling Program well. Working interest reflected is our total current working interest before Development Agreement impact.
(5)	Excludes one-time fishing or coring costs.

To further test the potential of other Mid-Continent STACK Play formations, to date in 2016, we have participated in the completion of four gross (0.5 net) non-operated Meramec Shale wells, one gross (0.2 net) non-operated well targeting the Osage Shale, four gross (0.4 net) non-operated wells targeting the Oswego Limestone formation and one gross (0.04 net) non-operated Woodford Shale wells.

The following table provides production and operational information about the Mid-Continent for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Mid-Continent	2016	2015	2016	2015
Net Production:
Oil and condensate (MBbl)	242	274	790	875
Natural gas (MMcf)	997	805	2,917	2,491
NGLs (MBbl)	128	111	380	320
Total net production (MBoe)	537	520	1,656	1,611
Net Daily Production:
Oil and condensate (MBbl/d)	2.6	3.0	2.9	3.2
Natural gas (MMcf/d)	10.8	8.7	10.6	9.1
NGLs (MBbl/d)	1.4	1.2	1.4	1.2
Total net daily production (MBoe/d)	5.8	5.6	6.0	5.9
Average sales price per unit(1):
Oil and condensate (per Bbl)	$42.56	$44.45	$37.87	$48.54
Natural gas (per Mcf)	$2.48	$2.67	$2.06	$2.76
NGLs (per Bbl)	$13.22	$10.28	$12.79	$13.16
Average sales price per Boe(1)	$26.98	$29.80	$24.63	$33.27
Selected operating expenses (in thousands):
Production taxes	$398	$329	$1,154	$1,170
Lease operating expenses(2)	$5,044	$4,328	$15,007	$15,020
Transportation, treating and gathering	$337	$3	$730	$10
Selected operating expenses per Boe:
Production taxes	$0.74	$0.63	$0.70	$0.73
Lease operating expenses(2)	$9.40	$8.33	$9.06	$9.32
Transportation, treating and gathering	$0.63	$0.01	$0.44	$0.01
Production costs(3)	$10.03	$8.34	$9.50	$9.33

(1)	Excludes the impact of hedging activities.
(2)

Lease operating expenses for the three and nine months ended September 30, 2016 include $592,000 and $1.4 million, respectively, of workover expense for production enhancing WEHLU well workovers.  Lease operating expenses for the three and nine months ended September 30, 2015 include $1.1 million and $3.8 million, respectively, of workover expense for production enhancing WEHLU workovers.  Excluding workover expense, lease operating expense per Boe for the three and nine months ended September 30, 2016 would have been $8.30 per Boe and $8.20 per Boe, respectively, compared to $6.23 per Boe and $6.94 per Boe for the three and nine months ended September 30, 2015, respectively.

(3)	Production costs include lease operating expense, insurance, gathering and workover expense and excludes ad valorem and severance taxes.

Appalachian Basin.

Due to the continued depressed price environment in the Appalachian Basin, we suspended our drilling operations in the Appalachian Basin in the second quarter of 2015.  On April 8, 2016, we sold substantially all of our producing assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for an adjusted price of $75.7 million, net of $3.5 million of suspense liability transferred to buyer.  As of September 30, 2016, our acreage position in the play was approximately 15,700 gross (14,800 net) acres, 83% of which is undeveloped, in Preston, Tucker, Pocahontas, Randolph and Pendleton Counties, West Virginia.

The following table provides production and operational information for the Appalachian Basin for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Appalachian Basin	2016(1)	2015	2016(1)	2015
Net Production:
Oil and condensate (MBbl)	—	56	47	191
Natural gas (MMcf)	12	2,685	2,315	7,869
NGLs (MBbl)	—	226	236	533
Total net production (MBoe)	2	730	669	2,035
Net Daily Production:
Oil and condensate (MBbl/d)	—	0.6	0.2	0.7
Natural gas (MMcf/d)	0.1	29.2	8.4	28.8
NGLs (MBbl/d)	—	2.5	0.9	2.0
Total net daily production (MBoe/d)	—	7.9	2.4	7.5
Average sales price per unit (2):
Oil and condensate (per Bbl)	$—	$11.64	$11.73	$17.24
Natural gas (per Mcf)	$2.10	$0.49	$1.03	$0.92
NGLs (per Bbl)	$—	$(1.56)	$1.00	$1.60
Average sales price per Boe (2)	$13.00	$2.20	$4.74	$5.58
Selected operating expenses (in thousands):
Production taxes	$2	$326	$315	$1,147
Lease operating expenses	$121	$884	$822	$3,454
Transportation, treating and gathering	$1	$612	$618	$1,645
Selected operating expenses per Boe(3):
Production taxes	—	$0.45	$0.47	$0.56
Lease operating expenses	—	$1.21	$1.23	$1.70
Transportation, treating and gathering	—	$0.84	$0.92	$0.81
Production costs(4)	—	$1.59	$2.10	$1.98

(1)	The three and nine months ended September 30, 2016 reflects the impact of the Appalachian Basin Sale completed on April 8, 2016.
(2)	Excludes the impact of hedging activities.
(3)

Selected operating expenses per Boe for the three months ended September 30, 2016 are not meaningful due to immaterial production volumes and expense amounts.  Thus, selected operating expenses per Boe for the three months ended September 30, 2016 are not presented.

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

The following table provides information about production volumes, average prices of oil and natural gas and operating expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016(1)	2015	2016(1)	2015
	(In thousands, except per unit amounts)
Net Production:
Oil and condensate (MBbl)	242	330	837	1,066
Natural gas (MMcf)	1,009	3,490	5,232	10,360
NGLs (MBbl)	128	338	616	854
Total net production (MBoe)	539	1,249	2,325	3,646
Net Daily production:
Oil and condensate (MBbl/d)	2.6	3.6	3.1	3.9
Natural gas (MMcf/d)	11.0	37.9	19.1	37.9
NGLs (MBbl/d)	1.4	3.7	2.2	3.1
Total net daily production (MBoe/d)	5.9	13.6	8.5	13.4
Average sales price per unit:
Oil and condensate per Bbl, excluding impact of hedging activities	$42.55	$38.89	$36.41	$42.94
Oil and condensate per Bbl, including impact of hedging activities(2)	$47.19	$44.84	$43.85	$48.30
Natural gas per Mcf, excluding impact of hedging activities	$2.48	$0.99	$1.60	$1.36
Natural gas per Mcf, including impact of hedging activities(2)	$2.76	$1.57	$1.86	$1.93
NGLs per Bbl, excluding impact of hedging activities	$13.22	$2.35	$8.28	$5.94
NGLs per Bbl, including impact of hedging activities(2)	$15.01	$10.64	$10.55	$14.32
Average sales price per Boe, excluding impact of hedging activities	$26.92	$13.68	$18.91	$17.81
Average sales price per Boe, including impact of hedging activities(2)	$29.96	$19.11	$22.77	$22.95
Selected operating expenses:
Production taxes	$400	$655	$1,469	$2,317
Lease operating expenses	$5,166	$5,214	$15,829	$18,475
Transportation, treating and gathering	$338	$615	$1,346	$1,654
Depreciation, depletion and amortization	$5,223	$15,394	$24,543	$45,945
Impairment of natural gas and oil properties	$—	$181,966	$48,497	$282,118
General and administrative expense	$3,925	$4,683	$15,872	$13,352
Selected operating expenses per Boe:
Production taxes	$0.74	$0.52	$0.63	$0.64
Lease operating expenses(3)	$9.59	$4.17	$6.81	$5.07
Transportation, treating and gathering	$0.63	$0.49	$0.58	$0.45
Depreciation, depletion and amortization	$9.70	$12.32	$10.56	$12.60
General and administrative expense	$7.29	$3.75	$6.83	$3.66
Production costs(4)	$10.11	$4.40	$7.37	$5.22

(1)	The three and nine months ended September 30, 2016 reflect the impact of the Appalachian Basin Sale completed on April 8, 2016.
(2)	The impact of hedging includes the gain (loss) on commodity derivative contracts settled during the periods presented.
(3)

Lease operating expenses for the three and nine months ended September 30, 2016 include $592,000 and $1.4 million of workover expense for production enhancing WEHLU well workovers.  Lease operating expenses for the three and nine months ended September 30, 2015 include $1.1 million and $3.8 million, respectively, of workover expense for production enhancing WEHLU workovers.  Excluding workover, lease operating expense per Boe for the three and nine months ended September 30, 2016 would have been $8.49 per Boe and $6.19 per Boe, respectively, compared to $3.30 per Boe and $4.01 per Boe for the three and nine months ended September 30, 2015, respectively.

(4)     Production costs include lease operating expenses, insurance, gathering and workover expense and excludes ad valorem and severance taxes.

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) as reported were $14.5 million for the three months ended September 30, 2016, down 15% from $17.1 million for the three months ended September 30, 2015. The decrease in revenues was the result of a 57% decrease in production offset by a 97% increase in weighted average realized equivalent prices.  The decrease in production was the result of the Appalachian Basin Sale on April 8, 2016.  Average daily production on an equivalent basis was 5.9 MBoe/d for the three months ended September 30, 2016 compared to 13.6 MBoe/d for the same period in 2015, of which Appalachian Basin production was 7.9 MBoe/d.  Oil, condensate and NGLs production represented approximately 69% of total production for the three months ended September 30, 2016 compared to 53% of total production for the three months ended September 30, 2015.  Excluding the impact of the Appalachian Basin production sales on oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging), total oil, condensate, natural gas and NGLs revenues decreased $1.0 million, or 7%, to $14.5 million for the three months ended September 30, 2016 from the three months ended September 30, 2015 as a result of a 9% decrease in weighted average realized equivalent prices in the Mid-Continent offset by a 3% increase in average daily equivalent production in the Mid-Continent.

Oil and condensate revenues represented approximately 71% of our total oil, condensate, natural gas and NGLs revenues for the three months ended September 30, 2016 compared to 75% for the three months ended September 30, 2015 as reported and 79% for the three months ended September 30, 2015 excluding the impact of Appalachian Basin production.  Total liquids revenues (oil, condensate and NGLs) represented approximately 83% of our total oil, condensate, natural gas and NGLs revenues for the three months ended September 30, 2016 and 80% of our total oil, condensate, natural gas and NGLs revenues for the three months ended September 30, 2015 as reported and 86% excluding the impact of Appalachian Basin production.

During the three months ended September 30, 2016, we had commodity derivative contracts covering approximately 61% of our oil and condensate production.  The impact of hedging on oil and condensate sales during the three months ended September 30, 2016 was an increase of $1.1 million in oil and condensate revenues and resulted in an increase in total price realized from $42.55 per Bbl to $47.19 per Bbl.  The gain on oil and condensate commodity derivatives contracts settled during the period was reduced by $291,000 for deferred put premiums and $192,000 for amortization of prepaid premiums.  During the three months ended September 30, 2015, the impact of hedging on oil and condensate sales was an increase of $2.0 million, which resulted in an increase in total price realized from $38.89 per Bbl to $44.84 per Bbl.  We designated 15% and 50% of our crude hedges as price protection for our NGLs production for the quarters ended September 30, 2016 and 2015, respectively.

During the three months ended September 30, 2016, we had commodity derivative contracts covering approximately 57% of our natural gas production.  The impact of hedging on natural gas sales during the three months ended September 30, 2016 was an increase of $283,000 in natural gas revenues and resulted in an increase in total price realized from $2.48 per Mcf to $2.76 per Mcf.  The gain on natural gas commodity derivatives contracts settled during the period was reduced by $26,000 for deferred put premiums.  During the three months ended September 30, 2015, the impact of hedging on natural gas sales was an increase of $2.0 million in natural gas revenues resulting in an increase in total price realized from $0.99 per Mcf to $1.57 per Mcf.

During the three months ended September 30, 2016, we had commodity derivative contracts covering approximately 56% of our NGLs production. The impact of hedging on NGLs sales during the three months ended September 30, 2016 was an increase of $230,000 in NGLs revenues and resulted in an increase in total price realized from $13.22 per Bbl to $15.01 per Bbl.  The gain on NGLs commodity derivatives contracts settled during the period was reduced by $51,000 for deferred put premiums and $34,000 for amortization of prepaid premiums.  During the three months ended September 30, 2015, the impact of hedging on NGLs sales was an increase of $2.8 million in NGLs revenues which resulted in an increase in total price realized from $2.35 per Bbl to $10.64 per Bbl.

The change in mark to market value for outstanding commodity derivatives contracts for the three months ended September 30, 2016 was a loss of $3.1 million compared to a gain of $4.5 million for the three months ended September 30, 2015. The change in the mark to market value is primarily the result of changes in hedge contracts and the future price curve compared to the prior year.

For additional information regarding our oil and condensate hedging positions as of September 30, 2016, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report.

Production taxes. We reported production taxes of $400,000 for the three months ended September 30, 2016 compared to $655,000 for the three months ended September 30, 2015.  The decrease in production taxes primarily resulted from the completion of our Appalachian Basin Sale.  Excluding the Appalachian Basin, production taxes increased $69,000, or 21%, to $398,000 for the three months ended September 30, 2016 from the three months ended September 30, 2015 primarily due to adjustments for WEHLU severance tax reimbursements. As reported, production taxes for the three months ended September 30, 2016 and 2015 were approximately 2.8% and 3.8%, respectively, of oil, condensate, natural gas and NGLs revenues.  Excluding the Appalachian Basin, production taxes were approximately 2.7% and 2.1% of oil, condensate, natural gas and NGLs revenues for the three months ended September 30, 2016 and 2015, respectively.

Lease operating expenses. We reported lease operating expenses (“LOE”) of $5.2 million for the three months ended September 30, 2016 and 2015.  Our total LOE, as reported, was $9.59 per Boe for the three months ended September 30, 2016 compared to $4.17 per Boe for the same period in 2015.  Excluding the Appalachian Basin, LOE increased $716,000, or 17%, to $5.0 million for the three months ended September 30, 2016 from the three months ended September 30, 2015 due primarily to a $1.2 million increase in controllable LOE partially associated with higher water disposal costs related to flush production of new wells offset by a $499,000 decrease in workover expense.  Excluding the Appalachian Basin and workover expense, LOE per Boe for the three months ended September 30, 2016 was $8.30 compared to $6.23 for the three months ended September 30, 2015.

Transportation, treating and gathering. We reported transportation expenses of $338,000 for the three months ended September 30, 2016 compared to $615,000 for the three months ended September 30, 2015.  Excluding the impact of the Appalachian Basin Sale, transportation expense in the Mid-Continent increased $334,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to new wells and changes in Oklahoma marketing contracts from percent of proceeds to more fixed charges basis.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) expense of $5.2 million for the three months ended September 30, 2016 down from $15.4 million for the three months ended September 30, 2015. The decrease in DD&A expense was the result of a 57% decrease in production resulting from the completion of the Appalachian Basin Sale coupled with a lower DD&A rate due to impairment charges incurred in 2015 and first quarter 2016 and the credit to the full cost pool for the net proceeds from the Appalachian Basin Sale.  The DD&A rate for the three months ended September 30, 2016 was $9.70 per Boe compared to $12.32 per Boe for the same period in 2015.

General and administrative expense. We reported general and administrative expenses of $3.9 million for the three months ended September 30, 2016 compared to $4.7 million for the three months ended September 30, 2015.  Non-cash stock-based compensation expense, which is included in general and administrative expense, was $810,000 and $1.2 million for the three months ended September 30, 2016 and 2015, respectively.  Excluding stock-based compensation expense, general and administrative expense decreased $414,000 to $3.1 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This decrease is primarily due to lower acquisition costs related to the Husky Acquisition.

Litigation settlement benefit.  We reported a litigation settlement benefit of $10.1 million for the three months ended September 30, 2016.  The litigation settlement benefit is for recovery in connection with a legal settlement with our insurers regarding a claim previously denied under our directors and officers liability insurance coverage to recover settlement and legal defense expenses incurred by us in connection with litigation settled in December 2010. Legal costs incurred associated to this settlement for the three months ended September 30, 2016 and 2015 were $186,000 and $183,000, respectively.

Interest expense.  We reported interest expense of $8.2 million for the three months ended September 30, 2016 compared to $7.9 million for the three months ended September 30, 2015.  The increase in interest expense is primarily due to additional borrowings and higher grid pricing under revolving credit facility pursuant to the Second Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Lender and the lenders named therein (the “Revolving Credit Facility”).

Dividends on preferred stock. We reported accrued dividends on preferred stock of $3.6 million for the three months ended September 30, 2016 and 2015, respectively. Dividends accrued for the three months ended September 30, 2016 were accumulated and remain unpaid. The Company’s 8.625% Series A Cumulative Preferred Stock (the “Series A Preferred Stock”) had a stated value and liquidation preference (excluding accrued and unpaid dividends) of approximately $101.1 million at September 30, 2016 and 2015, respectively, and carries a cumulative dividend rate of 8.625% per annum.  Dividends accrued on the Series A Preferred Stock were $2.2 million for the three months ended September 30, 2016 and 2015, respectively.  The Company’s 10.75% Series B Cumulative Preferred Stock (the “Series B Preferred Stock”) had a stated value and liquidation preference (excluding accrued and unpaid dividends) of $53.5 million at September 30, 2016 and 2015 and carries a cumulative dividend rate of 10.75% per annum.  Dividends accrued on the Series B Preferred Stock were $1.4 million for the three months ended September 30, 2016 and 2015, respectively.  Effective March 9, 2016 and commencing April 2016, our Revolving Credit Facility prohibits the payment of cash dividends on our preferred stock.  Dividends on the Series A Preferred Stock and Series B Preferred Stock have and will continue to accumulate regardless of whether any such dividends are declared or not.

Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) as reported were $44.0 million for the nine months ended September 30, 2016, down 32% from $65.0 million for the nine months ended September 30, 2015. The decrease in revenues was the result of a 36% decrease in production offset by a 6% increase in weighted average realized prices.  The decrease in production was the result of the Appalachian Basin Sale on April 8, 2016.  Average daily production on an equivalent basis was 8.5 MBoe/d for the nine months ended September 30, 2016 compared to 13.4 MBoe/d for the same period in 2015, of which Appalachian Basin production was 7.4 MBoe/d.  Oil, condensate and NGLs production represented approximately 62% of total production for the nine months ended September 30, 2016 compared to 53% of total production for the nine months ended September 30, 2015.  Excluding the impact of Appalachian Basin production sales on oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging), total oil, condensate, natural gas and NGLs revenues decreased $12.8 million, or 24%, to $40.8 million for the nine months ended September 30, 2016 from the nine months ended September 30, 2015 as a result of a 26% decrease in weighted average realized equivalent prices slightly offset by a 3% increase in production in the Mid-Continent.

Oil and condensate revenues as reported represented approximately 69% of our total oil, condensate, natural gas and NGLs revenues for the nine months ended September 30, 2016 compared to 70% for the nine months ended September 30, 2015.  Total liquids revenues (oil, condensate and NGLs) as reported represented approximately 81% of our total oil, condensate, natural gas and NGLs revenues for the nine month period ended September 30, 2016 compared to 78% for the nine month period ended September 30, 2015.  Excluding the impact of Appalachian Basin production sales, oil and condensate revenues represented approximately 73% of our total Mid-Continent oil, condensate, natural gas and NGLs revenues for the nine months ended September 30, 2016 compared to 79% for the nine months ended September 30, 2015.  Excluding the impact of Appalachian Basin production sales, total liquids revenues (oil, condensate and NGLs) represented approximately 85% of our total Mid-Continent oil, condensate, natural gas and NGLs revenues for the nine months ended September 30, 2016 compared to 87% for the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, we had commodity derivative contracts covering approximately 50% of our oil and condensate production.  The impact of hedging on oil and condensate sales during the nine months ended September 30, 2016 was an increase of $6.2 million in oil and condensate revenues and resulted in an increase in total price realized from $36.41 per Bbl to $43.85 per Bbl.  The gain on oil and condensate commodity derivatives contracts settled during the period includes a loss of $2.0 million for deferred put premiums and $192,000 for the amortization of prepaid premiums.  During the nine months ended September 30, 2015, the impact of hedging on oil and condensate sales was an increase of $5.7 million in oil and condensate revenues, which resulted in an increase in total price realized from $42.94 per Bbl to $48.30 per Bbl.  We designated 15% and 50% of our current crude hedges as price protection for our NGLs production for the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016, we had commodity derivative contracts covering approximately 47% of our natural gas production.  The impact of hedging on natural gas sales during the nine months ended September 30, 2016 was an increase of $1.4 million in natural gas revenues and resulted in an increase in total price realized from $1.60 per Mcf to $1.86 per Mcf.  The gain on natural gas commodity derivative contracts settled during the period includes a gain of $75,000 for amortization of prepaid premiums.  Excluding the non-cash amortization, the impact of hedging on natural gas sales was an increase in revenues of $3.2 million of NYMEX hedge gains offset by $1.7 million of basis hedge losses and $261,000 of deferred put premiums. During the nine months ended September 30, 2015, the impact of hedging on natural gas sales was an increase of $5.9 million in natural gas revenues resulting in an increase in total price realized from $1.36 per Mcf to $1.93 per Mcf.

During the nine months ended September 30, 2016, we had commodity derivative contracts covering approximately 35% of our NGLs production.  The impact of hedging on NGLs sales during the nine months ended September 30, 2016 was an increase of $1.4 million in NGLs revenues and resulted in an increase in total price realized from $8.28 per Bbl to $10.55 per Bbl.  The gain on NGLs commodity derivatives contracts settled during the period includes a loss of $357,000 for deferred put premiums and $34,000 for the amortization of prepaid premiums.  During the nine months ended September 30, 2015, the impact of hedging on NGLs sales was an increase of $7.2 million in NGLs revenues which resulted in an increase in total price realized from $5.94 per Bbl to $14.32 per Bbl.

The change in mark to market value for outstanding commodity derivative contracts for nine months ended September 30, 2016 was a loss of $13.0 million compared to a gain of $986,000 for the nine months ended September 30, 2015. The change in the mark to market value was primarily the result of changes in hedge contracts and the futures price curve compared to the prior year.

For additional information regarding our oil and condensate hedging positions as of September 30, 2016, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report.

Production taxes. We reported production taxes of $1.5 million for the nine months ended September 30, 2016 compared to $2.3 million for the nine months ended September 30, 2015.  The decrease in production taxes primarily resulted from the completion of our Appalachian Basin Sale on April 8, 2016.  Excluding the Appalachian Basin, production taxes in the Mid-Continent decreased $15,000, or 1%, to $1.2 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  As reported, production taxes for the nine months ended September 30, 2016 and 2015 were approximately 3.3% and 3.6%, respectively, of oil, condensate, natural gas and NGLs revenues.  Excluding the Appalachian Basin, production taxes were approximately 2.8% and 2.2% of oil, condensate, natural gas and NGLs revenues for the nine months ended September 30, 2016 and 2015, respectively.

Lease operating expenses. We reported LOE of $15.8 million for the nine months ended September 30, 2016 compared to $18.5 million for the nine months ended September 30, 2015.  Our total LOE, as reported, was $6.81 per Boe for the nine months ended September 30, 2016 compared to $5.07 per Boe for the same period in 2015.  Excluding the Appalachian Basin, LOE decreased $14,000 to $15.0 million for the nine months ended September 30, 2016 from the nine months ended September 30, 2015.  Excluding the Appalachian Basin and workover expense, LOE per Boe for the nine months ended September 30, 2016 was $8.20 compared to $6.94 for the nine months ended September 30, 2015.  The increase in LOE per Boe in 2016 was partially associated with higher water disposal costs related to flush production of new wells.

Transportation, treating and gathering. We reported transportation expenses of $1.3 million for the nine months ended September 30, 2016 compared to $1.7 million for the nine months ended September 30, 2015.  Excluding the Appalachian Basin, transportation expense in the Mid-Continent increased $720,000 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to new wells and changes in Oklahoma marketing contracts from percent of proceeds to more fixed charges basis.

Depreciation, depletion and amortization. We reported DD&A expense of $24.5 million for the nine months ended September 30, 2016 down from $45.9 million for the nine months ended September 30, 2015. The decrease in DD&A expense was the result of a 36% decrease in production resulting from the completion of the Appalachian Basin Sale on April 8, 2016 coupled with a 16% decrease in the DD&A rate per Boe.  The DD&A rate for the nine months ended September 30, 2016 was $10.56 per Boe compared to $12.60 per Boe for the same period in 2015. The decrease in the rate is primarily due to impairment charges incurred in 2015 and first quarter 2016 and the credit to the full cost pool for the net proceeds from the Appalachian Basin Sale.

Impairment of oil and natural gas properties.  We reported an impairment of oil and natural gas properties of $48.5 million for the nine months ended September 30, 2016, which was recorded at March 31, 2016.  The impairment was the result of a 38% decline in the 12-month average natural gas price and a 44% decline in the 12-month average oil price used in the calculation of the full cost ceiling test at March 31, 2016 compared to March 31, 2015.  At March 31, 2016, our ceiling test impairment calculation was based on SEC pricing of $2.40 per MMBtu of Henry Hub spot natural gas and $46.26 per barrel of WTI spot oil.  For a description of the ceiling impairment determination and the impact of recent price declines on such impairments, see Part I, Item 1. “Financial Statements, Note 3 – Property, Plant and Equipment.”

General and administrative expense. We reported general and administrative expenses of $15.9 million for the nine months ended September 30, 2016 compared to $13.4 million for the nine months ended September 30, 2015.  Non-cash stock-based compensation expense, which is included in general and administrative expense, decreased $782,000 to $3.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  Excluding stock-based compensation expense, general and administrative expense increased $3.3 million to $12.7 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  This increase is primarily due to allowance for bad debt expense costs of $2.0 million related to the bankruptcy of a third-party purchaser of our production primarily in West Virginia, $677,000 of severance costs for the Appalachian Basin staff and the retirement of the chief operating officer, and $412,000 of additional legal costs.

Litigation settlement benefit.  We reported a litigation settlement benefit of $10.1 million for the nine months ended September 30, 2016.  The litigation settlement benefit is for recovery in connection with a legal settlement with our insurers regarding a claim previously denied under our directors’ and officers’ liability insurance coverage to recover settlement and legal defense expenses incurred by us in connection with litigation settled in December 2010. Legal costs incurred associated to this settlement for the nine months ended September 30, 2016 and 2015 were $455,000 and $205,000, respectively.

Interest expense.  We reported interest expense of $26.7 million for the nine months ended September 30, 2016 compared to $22.4 million for the nine months ended September 30, 2015.  The increase in interest expense is primarily due to additional borrowings and higher grid pricing under the Revolving Credit Facility and lower capitalized interest as a result of the Appalachian Basin Sale.

Dividends on preferred stock. We reported accrued dividends on preferred stock of $10.9 million for the nine months ended September 30, 2016 and 2015, respectively. Dividends accrued for the period April through September 2016 were accumulated and remained unpaid. The Series A Preferred Stock had a stated value and liquidation preference (excluding accrued and unpaid dividends) of approximately $101.1 million at September 30, 2016 and 2015, respectively, and carries a cumulative dividend rate of 8.625% per annum. Dividends accrued on the Series A Preferred Stock were $6.6 million for the nine months ended September 30, 2016 and 2015, respectively.  The Series B Preferred Stock had a stated value and liquidation preference (excluding accrued and unpaid dividends) of $53.5 million at September 30, 2016 and 2015, respectively, and carries a cumulative dividend rate of 10.75% per annum.  Dividends accrued on the Series B Preferred Stock were $4.3 million for the nine months ended September 30, 2016 and 2015.  Effective March 9, 2016 and commencing April 2016, our Revolving Credit Facility prohibits the payment of cash dividends on our preferred stock.  Dividends on the Series A Preferred Stock and Series B Preferred Stock have and will continue to accumulate regardless of whether such dividends are declared or not.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities, possible asset sales and capital markets transactions, to the extent available on favorable terms.  We believe that our current cash position, funds from operating cash flows and proceeds from divestitures and capital markets transactions should be sufficient to meet our cash requirements for the remainder of 2016 and 2017, subject to our ability to extend maturities or refinancing of our long term debt as described below by the last quarter of 2017.  We continually evaluate our capital needs and compare them to our capital resources and ability to raise funds in the financial markets.  We have the ability to adjust capital expenditures in response to changes in oil, condensate, natural gas and NGLs prices, drilling results, liquidity and cash flow.  On May 12, 2016, we sold 50,000,000 shares of our common stock in an underwritten public offering at a price of $0.95 per share, or $47.5 million before offering costs and expenses.  We received approximately $44.8 million of proceeds from the offering, net of offering costs and expenses of approximately $2.7 million.

In light of our approaching maturities of our Revolving Credit Facility in November 2017 and our Notes (as defined below) in May 2018, we are continuing to analyze and engage in discussions regarding various alternatives to either extend our debt maturities, reduce the level of our long-term debt or otherwise reduce our future debt service obligations. These alternatives could involve the application of proceeds from possible further targeted assets sales or sales of equity securities, debt repurchases, exchanges of existing debt securities for new debt securities, exchanges or conversions of existing debt securities for new equity securities, or a combination of the foregoing. Currently, however, we have no definitive plans, understandings or agreements in place to undertake any such transactions.

On October 14, 2016, we executed the Development Agreement with the Investor to jointly develop up to 60 Gastar operated wells in the STACK Play in Kingfisher County, Oklahoma.  The Drilling Program will target the Meramec and Osage formations within the Mississippi Lime on a contract area within three townships covering approximately 18,000 undeveloped net mineral acres under leases held by us.  We will be the operator of all wells jointly developed under the Development Agreement.  Under the Development Agreement, the Investor will fund 90% of our working interest portion of drilling and completion costs to initially earn 80% of our working interest in each new well (in each case, proportionately reduced by other participating working interests in the well).  As a result, we will pay 10% of our working interest portion of such costs for 20% of our original working interest in the well.

On October 19, 2016, we entered into a purchase and sale agreement to sell certain non-core leasehold interests in approximately 25,300 net acres of which only 19,100 net acres was ascribed allocated value and interests in 25 gross (11.2 net) wells primarily in northeast Canadian County and also in southeast Kingfisher County, Oklahoma to Red Bluff for approximately $71.0 million (of which up to $10.0 million is contingent upon the satisfaction of certain conditions), subject to certain adjustments. Current production for the wells included in the sale is approximately 164 barrels of oil equivalent per day. The transaction is expected to close on or before November 18, 2016, with a property sale effective date of August 1, 2016.  Pursuant to the Revolving Credit Facility, 20% of the future net sales proceeds from the sale of the Company’s South STACK Play acreage will be used to pay down the outstanding Revolving Credit Facility balance. Current market conditions may put limitations on our ability to issue new debt or equity securities in the public or private markets. The ability of oil and natural gas companies to access the equity and high yield debt markets has been significantly limited since the decline in commodity prices.

For the nine months ended September 30, 2016, we reported cash flows provided by operating activities of $21.8 million.  For the nine months ended September 30, 2016, we reported net cash provided by investing activities of $35.7 million primarily from proceeds from the Appalachian Basin Sale of $77.5 million offset by $43.2 million for the development of oil and natural gas properties.  For the nine months ended September 30, 2016, we reported net cash used in financing activities of $60.8 million, consisting primarily of $100.4 million of repayment of borrowings under our Revolving Credit Facility partially offset by $44.8 million of proceeds from the issuance of common equity and $3.6 million of preferred stock dividends paid.  As a result of these activities, our cash and cash equivalents balance decreased by $3.3 million, resulting in a cash and cash equivalents balance of $46.7 million at September 30, 2016.

At September 30, 2016, we had a net working capital surplus of approximately $29.8 million.  At September 30, 2016, we had $99.6 million of borrowings outstanding and $370,000 of letters of credit issued under our Revolving Credit Facility with no availability.

Our substantial borrowings relative to our current cash flows and proved reserve base limits our operational flexibility, including our ability to make capital expenditures to fully exploit and enhance the value of our undeveloped oil and natural gas properties. We are highly leveraged and may not be able to generate sufficient cash or cash flows, as applicable, to service all of our indebtedness or to meet financial covenants under our debt agreements and may be forced to take other actions to satisfy our obligations under such agreements, which may not be successful, or if successful, could adversely affect our creditors and be highly dilutive to our existing holders of our common and preferred stock or possibly cause the loss of substantially all of their investment.  For a description of possible actions we may consider to improve our liquidity, see “Part II. Other Information, Item 1A. Risk Factors – We are highly leveraged and may not be able to generate sufficient cash or cash flows, as applicable, to service all of our indebtedness or to meet financial covenants under our debt agreements and may be forced to take other actions to satisfy our obligations under such agreements, which may not be successful, or if successful, could be highly dilutive to, and adversely affect, creditors and our existing holders of our common and preferred stock.”

Future capital and other expenditure requirements.  Capital expenditures in the Mid-Continent for the remainder of 2016 are currently projected to be approximately $13.4 million comprised of $2.0 million for drilling, completion and infrastructure costs, $9.9 million for lease renewal and extension costs and $1.5 million for capitalized general and administrative costs.  The majority of the drilling and completion costs represents the Company’s share of the Drilling Program costs and are required expenditures.  Failure to fund lease acquisition expenditures will result in the forfeiture of leasehold rights on some of our properties.  During the remainder of 2016, we have approximately 6,900 net acres expiring in the Mid-Continent, including approximately 150 net acres that have automatic extension rights, and have allocated funds for such renewals.  We plan to fund our remaining 2016 capital budget through existing cash balances, internally generated cash flow from operating activities and possible capital markets transactions and divestitures of assets, or some combination thereof.

We continue to monitor the volatility in the commodity markets and we are developing capital plans responsive to changes that are occurring in the commodity and capital markets. Our capital expenditures and the scope of our drilling activities may change as a result of several factors, including, but not limited to, changes in oil, condensate, natural gas and NGLs prices, costs of drilling and completion and leasehold acquisitions, drilling results, and changes in the borrowing base under the Revolving Credit Facility. Based on current projected available capital resources, including divestiture proceeds, and assuming no additional debt service requirements, we should have ample liquidity to fund our current operating plan.

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

At September 30, 2016, the estimated fair value of all of our commodity derivative instruments was a net asset of $9.1 million, comprised of current and non-current assets and liabilities. By removing the price volatility from a portion of our oil, condensate, natural gas and NGLs sales for October 2016 through 2018, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows for those periods. While mitigating negative effects of falling commodity prices, certain derivative contracts also limit the benefits we could receive from increases in commodity prices.  In conjunction with certain commodity derivative hedging activity, we deferred the payment of certain put premiums for the production month period October 2016 through December 2018.  At September 30, 2016, we had a current commodity premium payable of $1.8 million and a long-term commodity premium payable of $1.4 million.  The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.

As of September 30, 2016, all of our commodity derivative hedge positions were with large financial institutions, each of which is not known to us to be in default on their derivative positions. We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.

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

Revolving Credit Facility. Our Revolving Credit Facility provides for a maximum amount of $500.0 million, subject to a borrowing base, which, at September 30, 2016 and November 1, 2016, was $100.0 million.  At September 30, 2016, we had $99.6 million of borrowings outstanding and $370,000 of letters of credit issued under our Revolving Credit Facility.  As of November 1, 2016, there were $99.6 million of borrowings outstanding and $370,000 of letters of credit issued under our Revolving Credit Facility.  At September 30, 2016, we were in compliance with all financial covenants under the Revolving Credit Facility.

Effective October 14, 2016, we entered into an amendment to our Revolving Credit Facility which (i) reaffirmed our borrowing base at $100.0 million (the current amount outstanding under the facility as noted above) with the next redetermination scheduled for November 2016; (ii) requires us to reduce our outstanding Revolving Credit Facility balance by 20% of any future net sales proceeds from the sale of our STACK Play acreage primarily located in Canadian County, Oklahoma; (iii) modified our minimum interest coverage ratio to 0.8 to 1.0 for the fourth quarter 2016 and first quarter 2017, 1.0 to 1.0 for the second quarter 2017 and 2.50 to 1.0 thereafter, each as determined using adjusted EBITDA for the previous four quarters; and (iv) modified provisions related to lien and asset dispositions to accommodate the Drilling Program.  For a more detailed description of the terms of our Revolving Credit Facility, see Part I, Item 1. “Financial Statements, Note 4 – Long-Term Debt” of this report.

Senior Secured Notes.  We have $325.0 million of 8.625% senior secured notes outstanding, which are due May 15, 2018 (the “Notes”). For a more detailed description of the terms of our Notes, see Part I, Item 1. “Financial Statements, Note 4 - Long-Term Debt - Senior Secured Notes” of this report.  At September 30, 2016, we were in compliance with all covenants under the indenture governing the Notes.  Covenants in the indenture governing our senior secured notes also limit our ability to borrow on a first priority lien secured basis, including our ability to refinance the full amount of currently outstanding borrowings under our Revolving Credit Facility or to reborrow on such facility in the event current borrowings thereunder are paid down.

Series A Preferred Stock.  Prior to April 2016, we paid cumulative dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the aggregate $101.1 million stated value and liquidation preference.  Dividends accrued for the period April through September 2016 were accumulated and remained unpaid. For the three and nine months ended September 30, 2016, we recognized dividends of $2.2 million and $6.6 million, respectively, for the Series A Preferred Stock.  Effective March 9, 2016, our Revolving Credit Facility prohibited the payment of cash dividends on our preferred stock commencing April 2016.  Accordingly, we ceased payment of dividends on our Series A Preferred Stock in April 2016.  Dividends accrued on the Series A Preferred Stock have and will continue to accumulate regardless of whether any such dividends are declared or not.

If we fail to pay full cash dividends in four calendar quarters, whether consecutive or non-consecutive, then commencing in the calendar month following the first month in such fourth calendar quarter in which cash dividends are not paid in full, and until accumulated dividends are paid in full for four calendar quarters with the last two calendar quarters’ dividends paid in cash, (i) the fixed rate of Series A Preferred Stock increases by 2.00%, (ii) the Company may be required to issue a dividend of common stock to pay accrued and unpaid dividends, if such dividends are not paid in cash, provided it has sufficient surplus to pay such a dividend under state law and (iii) the holders of Series A Preferred Stock and Series B Preferred Stock, voting as a single class, will have the right to elect up to two additional directors to the board of directors of the Company.

Series B Preferred Stock.  Prior to April 2016, we paid cumulative dividends on the Series B Preferred Stock at a fixed rate of 10.75% per annum of the aggregate $53.5 million stated value and liquidation preference. Dividends accrued for the period April through September 2016 were accumulated and remained unpaid.  For the three and nine months ended September 30, 2016, we recognized dividends of $1.4 million and $4.3 million, respectively, for the Series B Preferred Stock.  Effective March 9, 2016, our Revolving Credit Facility prohibited the payment of cash dividends on our preferred stock commencing April 2016.  Accordingly, we ceased payment of dividends on our Series B Preferred Stock in April 2016.  Dividends accrued on the Series B Preferred Stock have and will continue to accumulate regardless of whether any such dividends are declared or not.

If we fail to pay full cash dividends in four calendar quarters, whether consecutive or non-consecutive, then commencing in the calendar month following the first month in such fourth calendar quarter in which cash dividends are not paid in full, and until accumulated dividends are paid in full for four calendar quarters with the last two calendar quarters’ dividends paid in cash, (i) the fixed rate of Series B Preferred Stock  increases by 2.00%, (ii) the Company may be required to issue a dividend of common stock to pay accrued and unpaid dividends, if such dividends are not paid in cash, provided it has sufficient surplus to pay such a dividend under state law and (iii) the holders of Series A Preferred Stock and Series B Preferred Stock, voting as a single class, will have the right to elect up to two additional directors to the board of directors of the Company.

We suspended the declaration and payment of all monthly dividends after March 2016 on our Series A Preferred Stock and Series B Preferred Stock. After January 31, 2017, if we do not pay all accumulated and unpaid dividends on our outstanding preferred stock in cash, we may be required to issue a significant number of shares of common stock as dividends to holders of our outstanding preferred stock, which will dilute our common stockholders and may adversely affect the trading price of our common stock.  The number of shares of common stock paid as dividends, if paid in respect of Series A Preferred Stock or Series B Preferred Stock, would be determined based upon a ten day average last sale trading price of the common stock immediately prior (or reasonably close in time to) the dividend payment date. Under certain circumstances, in lieu of cash or common stock dividends, we may be required to make “pay in kind” dividends of Series A Preferred Stock and Series B Preferred Stock. Payments of stock dividends on our preferred stock could be substantially dilutive to stockholders. See “Part II, Other Information. Item 1A. Risk Factors.  – After January 31, 2017, if we do not pay all accumulated and unpaid dividends on our outstanding preferred stock in cash, we may be required to issue a significant number of shares of common stock as dividends to holders of our outstanding preferred stock, which will dilute our common stockholders and may adversely affect the trading price of our common stock.”

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

Recent Accounting Developments

For a discussion of recent accounting developments, see Part I, Item 1. “Financial Statements, Note 2 – Summary of Significant Accounting Policies” of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our oil, condensate, natural gas and NGLs production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil, condensate, natural gas and NGLs in the region produced. Prices received for oil, condensate, natural gas and NGLs are volatile, unpredictable and beyond our control.  To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments.  For the three and nine months ended September 30, 2016, a 10% change in the prices received for oil, condensate, natural gas and NGLs production would have had an approximate $1.5 million and $4.4 million, impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk, respectively. See Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report for additional information regarding our hedging activities.

Interest Rate Risk

We are exposed to changes in interest rates as a result of our Revolving Credit Facility.  At September 30, 2016, we had $99.6 million of borrowings outstanding under our Revolving Credit Facility.  Based on the amount outstanding under our Revolving Credit Facility at September 30, 2016, a one percentage point change in the interest rate would have had a per month impact of $83,000 on our interest expense.  We have not entered into interest rate hedging arrangements in the past, and have no current plans to do so.  Due to the potential for fluctuating balances in the amount outstanding under our Revolving Credit Facility, we do not believe such arrangements to be cost effective.  The amount outstanding under the Notes is at fixed interest of 8.625% per annum.  We currently do not use interest rate derivatives to mitigate our exposure to the volatility in interest rates, including under the Revolving Credit Facility, as this risk is minimal.

Item 4. Controls and Procedures

Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of current legal proceedings is set forth in Part I, Item 1. “Financial Statements, Note 11 – Commitments and Contingencies” of this report.

Item 1A. Risk Factors

In addition to the risk factors below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2015 Form 10-K and Part II, Item 1A. “Risk Factors” and elsewhere in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

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

Our ability to make scheduled payments on or to refinance our indebtedness obligations and to meet related financial covenants applicable to our debt instruments, including our Revolving Credit Facility and our $325.0 million outstanding principal amount of our  Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control, as well as our ability to complete proposed asset sales.  As of November 1, 2016, our cash balance was approximately $38.5 million. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, if any, and interest on our indebtedness, including the Notes.

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

In light of our approaching maturities of our Revolving Credit Facility in November 2017 and our Notes in May 2018, we are continuing to analyze and engage in discussions regarding various alternatives to either extend our debt maturities, reduce the level of our long-term debt or otherwise reduce our future debt service obligations. These alternatives could involve the application of proceeds from possible further targeted assets sales or sales of equity securities, debt repurchases, exchanges of existing debt securities for new debt securities, exchanges or conversions of existing debt securities for new equity securities, or a combination of the foregoing. Currently, however, we have no definitive plans, understandings or agreements in place to undertake any such transactions.

Additionally, due to the relatively high level of our indebtedness, on April 8, 2016, we sold substantially all of our producing assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for an adjusted sales price of $75.7 million, net of $3.5 million of suspense liability transferred to buyer, and on May 12, 2016, we sold 50,000,000 shares of our common stock in an underwritten public offering for approximately $44.8 million of net proceeds.  On October 19, 2016, we entered into a purchase and sale agreement to sell certain non-core leasehold interests in northeast Canadian County and also in southeast Kingfisher County, Oklahoma for approximately $71.0 million (of which up to $10.0 million is contingent upon the satisfaction of certain conditions), subject to certain adjustments.

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

After completion of our Appalachian Basin Sale on April 8, 2016 and our related repayment of $80.0 million in outstanding borrowings, our borrowing base under our Revolving Credit Facility was reduced to $100.0 million.  Effective October 14, 2016, our borrowing base was reaffirmed at $100.0 million, and as of November 1, 2016, $99.6 million of borrowings remained outstanding and $370,000 of letters of credit were issued and outstanding under the Revolving Credit Facility. The next borrowing base redetermination is scheduled for November 2016 and in connection with Amendment No. 9, a new mandatory  prepayment requirement was added to the Revolving Credit Facility that requires us to repay our outstanding Revolving Credit Facility borrowings by an amount equal to 20% of any future net sales proceeds from the sale of our STACK Play acreage primarily located in Canadian County, Oklahoma.  Our borrowing base is otherwise determined semi-annually by our lenders in May and November of each year and is based on our proved reserves and the value attributed to those reserves.  We and the lenders each have the option to initiate a redetermination of the borrowing base between scheduled semi-annual redeterminations.

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

In addition, under our Revolving Credit Facility we are required to maintain compliance with certain financial covenants, including a minimum interest coverage ratio, a maximum senior leverage ratio and for quarterly periods ending on or after June 30, 2017, a maximum leverage ratio. Under the recent commodity price environment (utilizing recent NYMEX strip commodities pricing for the remainder of the year and assuming limited capital expenditures to maintain or grow our reserves and production), we believed it likely that we would not meet the minimum interest coverage ratio applicable to our Revolving Credit Facility at year-end 2016.  In addition, our compliance with the maximum leverage ratio covenant as of June 30, 2017 is uncertain.  In connection with Amendment No. 9 to our Revolving Credit Facility, we were granted covenant relief and the minimum interest coverage ratio was modified to 0.8 to 1.0 for the fourth quarter 2016 and first quarter 2017, 1.0 to 1.0 for the second quarter 2017 and 2.50 to 1.0 thereafter, each as determined using adjusted EBITDA for the previous four quarters.

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

After January 31, 2017, if we do not pay all accumulated and unpaid dividends on our outstanding preferred stock in cash, we may be required to issue a significant number of shares of common stock as dividends to holders of our outstanding preferred stock, which will dilute our common stockholders and may adversely affect the trading price of our common stock.

We have two series of perpetual preferred stock outstanding with an aggregate stated value liquidation preference of $154.6 million (excluding accrued but unpaid dividends). Under recent amendments to our revolving credit facility, we are prohibited from paying cash dividends on our preferred stock. Accordingly, we ceased paying monthly dividends on our preferred stock effective April 2016.  If we do not or cannot pay accumulated dividends on our outstanding preferred stock in cash on or before January 31, 2017, we may be required to issue shares of common stock to pay the accumulated and unpaid dividends in February 2017, which would aggregate approximately $12.1 million at February 1, 2017 (assuming no issuance of cash dividends before such date), and pay all future monthly dividends in common stock, in each case assuming our common stock is then listed on a national securities exchange or market and we have surplus under Delaware law at that time equal to or in excess of the par value of the common stock issued as dividends. The number of shares of common stock issued in lieu of cash dividends would be determined based upon weighted ten day average last sale trading price of the common stock immediately prior (or reasonably close) to the date of such dividends.  If such average last sale trading price in February 2017 were equal to our last sale price at October 31, 2016 of $1.08 per share and assuming we have not issued any preferred cash dividends prior to such date, we would be obligated to issue approximately 11.2 million shares of our common stock in February 2017 (excluding shares for the February 2017 monthly dividend as described in the following sentence) to holders of our outstanding preferred stock as dividends in lieu of cash dividends.  In addition, after January 31, 2017, unless and until all accrued and unpaid preferred dividends are paid in full and paid in cash for the most recent two calendar quarters, the fixed rate of dividends on each of our two outstanding series of preferred stock will increase by 2.00% per annum and monthly dividends, if not paid in cash, will be required to be paid monthly in common stock, subject to the legal requirements described above. In such event, the monthly dividend requirement for our currently outstanding preferred stock would increase to approximately $1.5 million, an increase of $258,000 per month.  If the average last sales price in February 2017 were equal to our last sales price at October 31, 2016 of $1.08 per share and assuming we have not issued preferred cash dividends prior to such date, we would be obligated to issue approximately 1.4 million shares of our common stock monthly commencing February 2017.  As a result, a significant number of shares of common stock may be issued as dividends on our outstanding preferred stock after January 31, 2017, which issuances will dilute the ownership of our common stockholders and may adversely affect the trading price of our common stock.

If commodity prices fall below certain thresholds, we may not be able to recognize the benefits contemplated from the Development Agreement.

The Development Agreement provides that the Investor’s payment obligations on wells not in progress can be suspended upon the occurrence of certain events based on changes in commodity prices, including the NYMEX price per barrel of crude oil averaging less than $40.00 over 30 consecutive trading days. If the NYMEX price per barrel of crude oil averages less than $35.00 over 15 consecutive trading days, the Investor has the right to suspend its payment obligations on any wells currently in progress. If commodity prices fall below these thresholds, we may not be able to recognize the benefits contemplated under the Development Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth our share repurchase activity for each period presented.  Our share repurchase activity represents shares of common stock forfeited in connection with the payment of estimated withholding taxes on shares of restricted common stock that vested during the period.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet be Purchased Under the Plan
August 1, 2016 – August 31, 2016	3,664	$0.93	—	n/a

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

GASTAR EXPLORATION INC.

Date: November 3, 2016	By:	/s/ J. RUSSELL PORTER
J. Russell Porter
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: November 3, 2016	By:	/s/ MICHAEL A. GERLICH
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

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gastar Exploration Inc. dated July 5, 2016 (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016. File No. 001-35211).

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

10.1

Amendment No. 9 to Second Amended and Restated Credit Agreement, dated October 14, 2016, by and among Gastar Exploration Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the lenders thereto, as collateral agent, as swing line lender and as issuing lender (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 20, 2016.  File No. 001-35211).

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