Form 10-Q
period 2017-03-31
Gastar Exploration Inc.
filed 2017-05-10
CIK 1431372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of outstanding shares of common stock, $0.001 par value per share, as of May 8, 2017 was 211,903,583.

GASTAR EXPLORATION INC.

QUARTERLY REPORT ON FORM 10-Q

For the three months ended March 31, 2017

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GASTAR EXPLORATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,595	$71,529
Accounts receivable, net of allowance for doubtful accounts of $1,953	36,979	26,883
Commodity derivative contracts	6,293	6,212
Prepaid expenses	652	755
Total current assets	108,519	105,379
PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties, full cost method of accounting:
Unproved properties, excluded from amortization	125,940	67,333
Proved properties	1,259,201	1,253,061
Total oil and natural gas properties	1,385,141	1,320,394
Furniture and equipment	2,663	2,622
Total property, plant and equipment	1,387,804	1,323,016
Accumulated depreciation, depletion and amortization	(1,135,664)	(1,131,012)
Total property, plant and equipment, net	252,140	192,004
OTHER ASSETS:
Restricted cash	369	—
Commodity derivative contracts	1,445	1,638
Deferred charges, net	—	676
Advances to operators and other assets	87	102
Other	405	405
Total other assets	2,306	2,821
TOTAL ASSETS	$362,965	$300,204
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$8,034	$8,867
Revenue payable	11,173	6,690
Accrued interest	933	3,515
Accrued drilling and operating costs	5,224	2,615
Advances from non-operators	2,775	3,504
Commodity derivative contracts	184	338
Commodity derivative premium payable	1,544	1,654
Asset retirement obligation	—	89
Other accrued liabilities	3,414	2,462
Total current liabilities	33,281	29,734
LONG-TERM LIABILITIES:
Long-term debt	365,066	404,493
Commodity derivative contracts	1,077	—
Commodity derivative premium payable	626	969
Asset retirement obligation	4,282	5,443
Total long-term liabilities	371,051	410,905
Commitments and contingencies (Note 11)
STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.01 per share, 40,000,000 shares authorized
8.625% Series A Cumulative Preferred Stock, 10,000,000 shares designated; 4,045,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively, with liquidation preference of $25.00 per share	41	41
10.75% Series B Cumulative Preferred Stock, 10,000,000 shares designated; 2,140,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively, with liquidation preference of $25.00 per share	21	21
Common stock, par value $0.001 per share; 550,000,000 shares authorized; 186,147,733 and 150,377,870 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	186	150
Additional paid-in capital	777,166	644,306
Accumulated deficit	(818,781)	(784,953)
Total stockholders’ deficit	(41,367)	(140,435)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$362,965	$300,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(in thousands, except share and per share data)
REVENUES:
Oil and condensate	$12,190	$8,813
Natural gas	2,588	4,018
NGLs	2,591	1,695
Total oil, condensate, natural gas and NGLs revenues	17,369	14,526
Gain on commodity derivatives contracts	1,300	285
Total revenues	18,669	14,811
EXPENSES:
Production taxes	485	705
Lease operating expenses	5,072	6,079
Transportation, treating and gathering	311	613
Depreciation, depletion and amortization	4,652	13,729
Impairment of oil and natural gas properties	—	48,497
Accretion of asset retirement obligation	51	105
General and administrative expense	3,824	5,675
Total expenses	14,395	75,403
INCOME (LOSS) FROM OPERATIONS	4,274	(60,592)
OTHER INCOME (EXPENSE):
Interest expense	(10,849)	(9,298)
Loss on early extinguishment of debt	(12,172)	—
Investment income and other	49	33
LOSS BEFORE PROVISION FOR INCOME TAXES	(18,698)	(69,857)
Provision for income taxes	—	—
NET LOSS	(18,698)	(69,857)
Dividends on preferred stock	(3,618)	(3,618)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(22,316)	$(73,475)
NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$(0.14)	$(0.93)
Diluted	$(0.14)	$(0.93)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	162,829,221	78,788,133
Diluted	162,829,221	78,788,133

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,698)	$(69,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	4,652	13,729
Impairment of oil and natural gas properties	—	48,497
Stock-based compensation	996	1,633
Mark to market of commodity derivatives contracts:
Total gain on commodity derivatives contracts	(1,300)	(285)
Cash settlements of matured commodity derivatives contracts, net	1,683	8,158
Amortization of deferred financing costs and debt discount	1,710	990
Accretion of asset retirement obligation	51	105
Loss on early extinguishment of debt	12,172	—
Changes in operating assets and liabilities:
Accounts receivable	(9,897)	636
Prepaid expenses	103	100
Accounts payable and accrued liabilities	972	11,475
Net cash (used in) provided by operating activities	(7,556)	15,181
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of oil and natural gas properties	(21,613)	(12,825)
(Acquisition of) refund for oil and natural gas properties	(54,498)	127
Proceeds from sale of oil and natural gas properties	13,150	—
Application of proceeds from non-operators	(729)	(20)
Advances to operators	—	(69)
Purchase of furniture and equipment	(41)	(4)
Net cash used in investing activities	(63,731)	(12,791)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	250,000	—
Proceeds from convertible notes	200,000	—
Repayment of senior secured notes	(325,000)	—
Repayment of revolving credit facility	(84,630)	(20,370)
Loss on early extinguishment of debt	(7,011)	—
Proceeds from issuance of common stock, net of issuance costs	56,366	—
Dividends on preferred stock	(14,473)	(3,618)
Deferred financing charges	(9,945)	(815)
Increase in restricted cash	(369)	—
Tax withholding related to restricted stock and performance based unit award vestings	(585)	(711)
Net cash provided by (used in) financing activities	64,353	(25,514)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,934)	(23,124)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,529	50,074
CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,595	$26,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Gastar Exploration Inc. (the “Company” or “Gastar”) is a pure play Mid-Continent independent energy company engaged in the exploration, development and production of oil, condensate, natural gas and NGLs. Gastar’s principal business activities include the identification, acquisition, and subsequent exploration and development of oil and natural gas properties with an emphasis on unconventional reserves, such as shale resource plays. Gastar holds a concentrated acreage position in the normally pressured oil window of the STACK Play, an area of central Oklahoma which is home to multiple oil and natural gas-rich reservoirs including the Oswego limestone, Meramec and Osage bench formations within the Mississippi Lime, the Woodford shale and Hunton limestone formations.

2.	Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) filed with the SEC. Please refer to the notes to the consolidated financial statements included in the 2016 Form 10-K for additional details of the Company’s financial condition, results of operations and cash flows. No material item included in those notes has changed except as a result of normal transactions in the interim or as disclosed within this report.

The unaudited interim condensed consolidated financial statements of the Company included herein are stated in U.S. dollars and were prepared from the records of the Company by management in accordance with U.S.GAAP applicable to interim financial statements and reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to provide a fair presentation of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the 2016 Form 10-K. The current interim period reported herein should be read in conjunction with the financial statements and accompanying notes, including Item 8. “Financial Statements and Supplementary Data, Note 2 – Summary of Significant Accounting Policies,” included in the 2016 Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the valuation of convertible debt, estimate of proved oil and natural gas reserve quantities and the related present value of estimated future net cash flows.

The unaudited interim condensed consolidated financial statements of the Company include the consolidated accounts of all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

	March 31, 2017	December 31, 2016
	(in thousands)
Allowance for doubtful accounts, beginning of period	$1,953	$—
Expense	—	1,953
Reductions/write-offs	—	—
Allowance for doubtful accounts, end of period	$1,953	$1,953

Recent Accounting Developments

Business Combinations.  In January 2017, the Financial Accounting Standards Board (“FASB”) issued updated guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The amendments in this update provide a screen to determine when a set is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  This screen reduces the number of transactions that need to be further evaluated.  If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements.  The amendments in this update affect all reporting entities that must determine whether they have acquired or sold a business and are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.  The amendments should be applied prospectively on or after the effective date and no disclosures are required at transition.  Early application is allowed as follows (1) for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and (2) for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance.  The application of this guidance to future acquisitions and disposals could have an effect on the Company’s financial position or results of operations.

Statement of Cash Flows. In August 2016, the FASB issued updated guidance associated with the classification of certain cash receipts and cash payments on the statement of cash flows. The amended guidance addresses specific cash flow issues with the objective of reducing existing diversity in practice.  The amendment provides guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  The amendments in this update apply to all entities required to present a statement of cash flows.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.  Amendments should be applied using a retrospective transition method to each period presented.  If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable.  The Company is currently evaluating the effect that adopting this guidance will have on its presentation of cash flows and does not believe the effects of adopting this updated guidance will have a material effect on its statement of cash flows nor that it will affect the Company’s financial position or results of operations.

Compensation – Stock Compensation.  In March 2016, the FASB issued updated guidance as part of its simplification initiative which is intended to simplify several aspects of the accounting for stock-based compensation transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted.  Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively.  Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively.  An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company adopted this updated guidance for the fiscal year beginning January 1, 2017 and recorded a cumulative adjustment of approximately $657,000 to retained earnings to properly reflect the adjustment to stock compensation expense to reduce the forfeiture rate to 0%.

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

Income Taxes.  In November 2015, the FASB issued updated guidance as part of its simplification initiative for the presentation of deferred taxes.  Current U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position where such classification generally does not align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled.  To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position and apply to all entities that present a classified statement of financial position, resulting in the alignment of the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards . IAS 1, Presentation of Financial Statements.  This updated guidance is effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company has adopted this guidance prospectively and such adoption did not have an impact on its consolidated financial statements.

Revenue Recognition.  In May 2014, the FASB issued an amendment to previously issued guidance regarding the recognition of revenue, which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition,” and most industry-specific guidance.  The FASB and the International Accounting Standards Board initiated a joint project to clarify the principles for recognizing revenue and to develop a common standard that would (i) remove inconsistencies and weaknesses in revenue requirements, (ii) provide a more robust framework for addressing revenue issues, (iii) improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, (iv) provide more useful information to users of financial statements through improved disclosure requirements and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance supersedes prior revenue recognition requirements and most industry-specific guidance throughout the FASB Accounting Standards Codification.   In 2015, the FASB delayed the effective date one year, beginning in fiscal year 2018.  The Company is currently determining the impacts of the new revenue recognition standard on its contracts.  The Company’s approach includes evaluating its key revenue contracts representative of its revenue and comparing historical accounting policies and practices to the new standard.  The Company’s revenue contracts are primarily normal purchase/normal sale contracts with index pricing that settle monthly and as such, the Company does not expect that the new revenue recognition standard will have a material impact on its accounting for revenue upon adoption; however, there will be additional disclosures.  The Company intends to apply the new standard utilizing a modified retrospective basis that could result in a cumulative effect adjustment as of January 1, 2018.

3.	Property, Plant and Equipment

The amount capitalized as oil and natural gas properties was incurred for the purchase and development of various properties in the U.S., specifically the states of Oklahoma, Pennsylvania and West Virginia.  On April 8, 2016, the Company sold substantially all of its producing assets and proved reserves and a significant portion of its undeveloped acreage in Pennsylvania and West Virginia comprising the Company’s assets in the Appalachian Basin.  On January 20, 2017, the Company sold its remaining interest in producing wells and undeveloped acreage in West Virginia, effective January 1, 2017, for $200,000 before fees and expenses.

The following table summarizes the components of unproved properties excluded from amortization at the dates indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
Unproved properties, excluded from amortization:
Drilling in progress costs	$4,257	$1,100
Acreage acquisition costs	113,687	58,857
Capitalized interest	7,996	7,376
Total unproved properties excluded from amortization	$125,940	$67,333

The full cost method of accounting for oil and natural gas properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full cost ceiling calculation. The ceiling is the present value (discounted at 10% per annum) of estimated future cash flow from proved oil, condensate, natural gas and NGLs reserves reduced by future operating expenses, development expenditures, abandonment costs (net of salvage) to the extent not included in oil and natural gas properties pursuant to authoritative guidance and estimated future income taxes thereon. To the extent that the Company's capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling at the end of each reporting period, the excess must be written off to expense for such period. Once incurred, this impairment of oil and natural gas properties is not reversible at a later date even if oil and natural gas prices increase. The ceiling calculation is determined using a mandatory trailing 12-month unweighted arithmetic average of the first-day-of-the-month commodities pricing and costs in effect at the end of the period, each of which are held constant indefinitely (absent specific contracts with respect to future prices and costs) with respect to valuing future net cash flows from proved reserves for this purpose.  The 12-month unweighted arithmetic average of the first-day-of-the-month commodities prices are adjusted for basis and quality differentials in determining the present value of the proved reserves.  The table below sets forth relevant pricing assumptions utilized in the quarterly ceiling test computations for the respective periods noted before adjustment for basis and quality differentials:

	2017
	Total Year to Date Impairment	March 31
Henry Hub natural gas price (per MMBtu)(1)		$2.73
West Texas Intermediate oil price (per Bbl)(1)		$47.61
Impairment recorded (pre-tax) (in thousands)	$—	$—

	2016
	Total Year to Date Impairment	March 31
Henry Hub natural gas price (per MMBtu)(1)		$2.40
West Texas Intermediate oil price (per Bbl)(1)		$46.26
Impairment recorded (pre-tax) (in thousands)	$48,497	$48,497

(1)

For the respective periods, oil and natural gas prices are calculated using the trailing 12-month unweighted arithmetic average of the first-day-of-the-month prices based on Henry Hub spot natural gas prices and West Texas Intermediate spot oil prices.

The Company could potentially incur ceiling test impairments in the future should commodities prices decline. However, it is difficult to project future impairment charges in light of numerous variables involved.

The Company’s proved reserves estimates and their estimated discounted value and standardized measure will also be impacted by changes in lease operating costs, future development costs, production, exploration and development activities and estimated future income taxes.  The ceiling limitation calculation is not intended to be indicative of the fair market value of the Company’s proved reserves or future results.

STACK Leasehold Acquisition

On March 22, 2017, the Company completed the acquisition of additional working and net revenue interests in approximately 66 gross (9.5 net) producing wells and 5,670 net acres of additional undeveloped STACK Play leasehold in Kingfisher County, Oklahoma, effective March 1, 2017, for $51.4 million (the “STACK Leasehold Acquisition”).  Prior to the completion of the STACK Leasehold Acquisition, the Company held an interest in the majority of acquired producing wells and acreage.  The Company accounted for the STACK Leasehold Acquisition as an asset acquisition.

Development Agreement

On October 14, 2016, the Company executed an agreement with STACK Exploration LLC (the “Investor”) (the “Development Agreement”) to jointly develop up to 60 Gastar operated wells in the STACK Play in Kingfisher County, Oklahoma (the “Drilling Program”).  The Drilling Program will target the Meramec and Osage formations within the Mississippi Lime in a contract area within three townships covering approximately 32,900 gross (21,200 net) undeveloped mineral acres under leases held by the Company. The Company will be the operator of all wells jointly developed under the Development Agreement.

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

The proposed Drilling Program wells will be mutually developed in three tranches of 20 wells each.  The locations of the first 20 wells, comprised of 18 Meramec formation wells and two Osage formation wells, have been mutually agreed upon by the Company and the Investor.   Participation in the second tranche of 20 Drilling Program wells will be at the election of the Investor and the third tranche of 20 wells will require mutual consent.  With respect to each 20-well tranche, when the Investor has achieved an aggregate 15% internal rate of return for its investment in the tranche, Investor’s interest will be reduced from 80% to 40% of the Company’s original working interest and the Company’s working interest increases from 20% to 60% of its original working interest.  When a tranche internal rate of return of 20% is achieved by the Investor, Investor’s working interest decreases to 10% and the Company’s working interest increases to 90% of the working interest originally owned by the Company.  The parties to the Development Agreement can mutually agree to expand the contract area and drilling formation focus.

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

As of March 31, 2017, the Company and the Investor had completed nine gross wells, all of which were on production, within the first tranche of the Drilling Program.  As of May 1, 2017, 16 gross wells have been completed under the Drilling Program, all of which are on production.

Canadian County Property Sale

On October 19, 2016, the Company entered into a purchase and sale agreement to sell certain non-core leasehold interests in approximately 25,300 net acres of which only 19,100 net acres was ascribed allocated value and interests in 25 gross (11.2 net) wells primarily in northeast Canadian County and also in southeast Kingfisher County, Oklahoma to Red Bluff Resources Operating, LLC (“Red Bluff”) for approximately $71.0 million (of which up to $10.0 million is contingent upon the satisfaction of certain conditions), subject to certain adjustments and with a property sale effective date of August 1, 2016 (“South STACK Play Acreage Sale”).  As of March 31, 2017, the Company had received approximately $58.5 million of sales proceeds from the South STACK Play Acreage Sale.  In April 2017, the Company received an additional $10.4 million of the sales proceeds.  The remaining sales proceeds are anticipated to be received by July 2017, subject to certain adjustments.  The sale was reflected as a reduction to the full cost pool and no adjustment to the income statement was necessary as it was determined not to be significant.

Appalachian Basin Sale

          On February 19, 2016, the Company entered into an agreement to sell substantially all of its producing assets and proved reserves and a significant portion of its undeveloped acreage in the Appalachian Basin for $80.0 million, subject to customary closing adjustments.  Pursuant to the agreement, on April 8, 2016, the Company completed the Appalachian Basin Sale for an adjusted sales price of $75.7 million, net of $3.5 million of suspense liability transferred to buyer.  The Appalachian Basin Sale was reflected as a reduction to the full cost pool and the Company did not record a gain or loss related to the divestiture as it was not determined to be significant to the full cost pool and did not result in a significant change to the depletion rate.

Appalachian Basin Sale Pro Forma Operating Results

The following unaudited pro forma results for the three months ended March 31, 2016 show the effect on the Company’s consolidated results of operations as if the Appalachian Basin Sale had occurred at the beginning of the period presented. The pro forma results are the result of excluding from the statement of operations of the Company the revenues and direct operating expenses for the properties divested adjusted for (1) the reduction in ARO liabilities and accretion expense for the properties divested,  (2) the reduction in depreciation, depletion and amortization expense as a result of the divestiture and (3) the reduction in interest expense as a result of the pay down of debt under the Revolving Credit Facility in conjunction with the closing of the Appalachian Basin Sale.

For the Three Months Ended March 31,
2016
(in thousands, except per share data)
Revenues	$11,621
Net loss	$(68,647)
Loss per share:
Basic	$(0.87)
Diluted	$(0.87)

The pro forma information above includes numerous assumptions, is presented for illustrative purposes only and may not be indicative of the future results or results of operations that would have actually occurred had the Appalachian Basin Sale occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information.

4.	Long-Term Debt

The table below provides a reconciliation of the Company’s long-term debt balance as presented in the condensed consolidated balance sheets for the periods presented:

	March 31, 2017	December 31, 2016
	(in thousands)

Term Loan, principal balance	$250,000	$—
Less:		—
Unamortized deferred financing costs(1)	(5,143)
Unamortized debt discount(1)	(24,914)
Term loan, net	$219,943	$—

Notes, principal balance	$200,000	$—
Less:		—
Unamortized deferred financing costs(1)	(2,923)
Unamortized debt discount(1)	(51,954)
Notes, net	$145,123	$—

Revolving credit facility	$—	$84,630

Former senior secured notes	$—	$325,000
Less:
Unamortized deferred financing costs	—	(795)
Unamortized debt discount		(4,342)
Former senior secured notes, net	$—	$319,863

Total long-term debt	$365,066	$404,493

(1)	The unamortized deferred financing costs and debt discount will be amortized over the remaining life of the Term Loan and Notes, respectively, based on the effective interest method.

Ares Investment Transactions

On March 3, 2017, certain funds (the “Purchasers”) managed indirectly by Ares Management LLC (“Ares”) purchased from the Company for cash (i) $125.0 million aggregate principal amount of its Convertible Notes (“Notes”) due 2022 sold at par, which Notes, subject to the receipt of approval of the Company’s stockholders which was obtained on May 2, 2017, are convertible into common stock, par value $0.001 per share of the Company (the “Common Stock”) or, in certain circumstances, cash in lieu of Common Stock or a combination of cash and shares of Common Stock as described below and (ii) 29,408,305 shares of Common Stock for a purchase price of $50.0 million.  In addition, an affiliate of Ares concurrently loaned the Company $250.0 million pursuant to a senior secured first-lien term loan as further described below (the “Term Loan”).  The proceeds from the sale of the Notes, the Common Stock and the Term Loan were used to fully repay and redeem the Company’s prior Revolving Credit Facility and to satisfy and discharge its $325.0 million of 8.625% senior secured notes due May 2018, which were satisfied and discharged on March 3, 2017 by irrevocably calling for redemption and depositing with the indenture trustee cash in the amount of the redemption price of 102.156% of their principal amount plus accrued and unpaid interest to the redemption date of March 24, 2017, and to pay the expenses from the Ares transactions.

In order to provide funding for the STACK Leasehold Acquisition and a portion of the Company’s 2017 capital budget, on March 21, 2017, the Purchasers purchased from the Company for cash an additional $75.0 million aggregate principal amount of its Notes sold at par (the “Additional Notes”).

The Notes, including the Additional Notes, were issued with conversion rights that were subject to the approval of holders of issued and outstanding Common Stock (other than the Purchasers), which approval was obtained May 2, 2017 (the “Requisite Stockholder Approval”).  Pursuant to the purchase agreement for the Additional Notes, upon receipt of Requisite Stockholder Approval, Purchasers and the Company exchanged $37.5 million principal amount of the Additional Notes for (a) 25,456,521 newly issued shares of Common Stock (the “Repurchase Shares”) and (b) 2,000 shares of the Company’s Special Voting Preferred Stock, par value $0.01 per share (the “Mandatory Repurchase”).  The terms of Mandatory Repurchase, which was effected May 5, 2017, provided for one Repurchase Share  issued for each $1.4731 of outstanding principal of the repurchased Notes, which was based on the 10-day volume weighted average trading price (“VWAP”) of the Common Stock for the period ended March 17, 2017. The exchange reduced the aggregate principal amount of issued and outstanding Notes from $200.0 million at March 31, 2017 to $162.5 million.

Term Loan

On March 3, 2017, the Company entered into a credit agreement for the Term Loan. The Term Loan bears interest at a per annum rate equal to 8.5%, payable on a quarterly basis on each March 31, June 30, September 30 and December 31 of each year, commencing March 31, 2017.  The Term Loan has a scheduled maturity of March 3, 2022.  In addition, the Term Loan is subject to an interest “make-whole” and repayment premium, such that any repayment or prepayment of the loans thereunder prior to the stated maturity date shall be subject to the payment of a repayment premium, and depending on the date of such repayment or prepayment, the applicable interest “make-whole” amount, with the amount of such repayment premium decreasing over the life of the Term Loan.

The Term Loan is guaranteed by the Company’s sole domestic subsidiary and will be guaranteed by all of the Company's future domestic subsidiaries formed during the term of the Term Loan. The Term Loan is secured by a first-priority lien on substantially all of the assets of the Company and its subsidiaries, excluding certain assets as customary exceptions.

The Term Loan contains various customary covenants for credit facilities of this type, including, among others, restrictions on granting liens, incurrence of other indebtedness, payments of certain dividends and other restricted payments, engaging in transactions with affiliates, dispositions of assets and other, in each case subject to certain baskets and exceptions.

All outstanding amounts owed become due and payable upon the occurrence of certain usual and customary events of default, including among others (i) failure to make payments; (ii) non-performance of covenants and obligations continuing beyond any applicable grace period; and (iii) the occurrence of a change in control of the Company, as defined in the Term Loan.

The Company accounted for the Term Loan in accordance with guidance relating to “Debt with Conversion and Other Options” which indicates that when multiple securities are issued in a single transaction, total proceeds should be allocated based on the relative fair values of each instrument, assuming no instrument is subsequently required to be recorded at fair value.  The fair value of the Term Loan at the date of issuance was determined to be at a discounted $224.8 million based on the fair value of similar debt instruments.  The $25.2 million debt discount related to the Term Loan and the $5.2 million on issuance costs associated with the Term Loan will be amortized over the life of the Term Loan using the effective interest method.  The effective interest rate for the Term Loan is approximately 11%.

A carrying amount of the Term Loan for the period indicated is as follows:

March 31, 2017
(in thousands)

Term Loan, principal balance	$250,000
Less:
Unamortized deferred financing costs(1)	(5,143)
Unamortized debt discount(1)	(24,914)
Term loan, net	$219,943

(1)	The unamortized deferred financing costs and debt discount will be amortized over the remaining life of the Term Loan based on the effective interest method.

Indenture and Notes

On March 3, 2017, the Company entered into an indenture (the “Indenture”) by and among the Company, the subsidiary guarantor named therein, and Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral trustee, with respect to the Notes. The principal terms of the Notes are governed by the Indenture. Pursuant to the Indenture, the Notes were issued for cash at par, bear interest initially at 6.0% per annum and will mature on March 1, 2022, unless earlier repurchased, redeemed or converted in accordance with the terms of the Indenture. Interest is payable on the Notes on each March 1, June 1, September 1 and December 1 of each year, commencing on June 1, 2017.

Pursuant to the Indenture, Requisite Stockholder Approval was required on or before July 3, 2017 to approve the conversion rights of the Notes (including the Additional Notes) to be convertible at the option of the holder into shares of Common Stock based on the terms of the Indenture.  Requisite Stockholder Approval was obtained on May 2, 2017 at a special meeting of stockholders.

The interest rate on the Notes is subject to an increase in certain circumstances if the Company fails to comply with certain obligations under a Registration Rights Agreement described below, and on the Notes in the case of certain issuances of Common Stock by the Company at a price below $1.7002 per share (subject to adjustment).

The Notes are secured by a second-priority lien on substantially all of the assets of the Company. If at least a majority of the Notes issued pursuant to the Securities Purchase Agreement dated February 16, 2017 (the “Purchase Agreement”) cease to be held by affiliates of Ares as provided in the Indenture, the liens securing the Notes will be released and substantially all of the restrictive covenants in the Indenture will terminate.

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

The Indenture provides that a number of events will constitute an Event of Default (as defined in the Indenture), including, among other things: (i) a failure to pay the Notes when due at maturity, upon redemption or repurchase; (ii) failure to pay interest for 30 days; (iii) the Company’s failure to deliver certain notices; (iv) a default in the Company’s obligation to convert the Notes; (v) the Company’s failure to comply with certain covenants relating to merger, consolidation or sale of assets; (vi) the Company’s failure to comply, for 60 days following notice, with any of the other covenants or agreements in the Indenture; (vii) a default, which is not cured within 30 days, by the Company or any Restricted Subsidiaries (as defined in the Indenture) with respect to any mortgages or any indebtedness for money borrowed of at least $15 million; (viii) one or more final judgments against the Company or any of its Restricted Subsidiaries for the payment of at least $15 million; (ix) the Company’s failure to make any payments required under that certain development agreement; (x) causing any Guarantee (as defined in the Indenture) to cease to be in full force and effect; (xi) the cessation to be in full force and effect of any of the collateral agreements entered into with respect to the Notes; and (xii) certain events of bankruptcy or insolvency. In the case of an Event of Default arising from certain events of bankruptcy or insolvency with respect to the Company, all outstanding Notes will become due and payable immediately without further action or notice. If any other Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all the Notes to be due and payable immediately.

In accordance with accounting guidance relating to “Debt with Conversion and Other Options” which indicates that when multiple securities are issued in a single transaction, total proceeds should be allocated based on the relative fair values of each instrument, assuming no instrument is subsequently required to be recorded at fair value the Company accounted for the Notes based on their relative fair value to the bundled transaction and subsequently separately accounted for the liability and equity conversion components of the Notes due to the Company’s option to settle the conversion obligation in cash.  The fair value of the debt portion of the Notes, excluding the conversion feature, at the dates of issuance was estimated to be approximately $147.8 million and was calculated based on the fair value of similar non-convertible debt instruments in conjunction with the relative fair value of the Term Loan issued on the same date.  As a result of such valuation, a debt discount of $52.4 million related to the Notes was recorded.  Additionally, the value of the conversion option at the dates of issuance was calculated to be $77.6 million based on the residual fair value after application of such to the debt and was recorded as additional paid-in capital on the Company’s condensed consolidated balance sheet.  Total debt issuance costs related to the Notes were $5.1 million, of which $2.9 million was allocated to the liability component of the Notes and $2.2 million to the equity component of the Notes.  The debt discount and the liability component of the debt issuance costs will be amortized over the term of the Notes.  The weighted average effective interest rate used to amortize the debt discount and the liability component of the debt issue costs for the Notes is approximately 14% based on the Company’s estimated non-convertible borrowing rate as of the date the Notes were initially issued.  Since the Company incurred losses for all periods, the impact of the conversion option would be anti-dilutive to the earnings per share and therefore was not included in the calculation.

The carrying amount of the liability component of the Notes for the period indicated is as follows:

March 31, 2017
(in thousands)

Notes, principal balance	$200,000
Less:
Unamortized deferred financing costs(1)	(2,923)
Unamortized debt discount(1)	(51,954)
Notes, net	$145,123

(1)The unamortized deferred financing costs and debt discount will be amortized over the remaining life of the Notes based on the effective interest method.

The carrying amount of the equity components of the Notes recorded in additional paid in capital for the period indicated is as follows:

March 31, 2017
(in thousands)
Value of conversion option	$77,626
Debt issuance costs attributable to conversion option	$(2,164)
Total	$75,462

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

Under Amendment No. 10, payment of the declared January 2017 dividend and monthly preferred stock cash dividends through May 2017 was permitted contingent upon the satisfaction of certain conditions, including but not limited to, (i) the absence of any defaults or borrowing base deficiency, (ii) for any dividends declared and paid in respect of April 2017 and May 2017, having cash liquidity (including any available borrowings under the Revolving Credit Facility) of more than $30.0 million and (iii) paying any permitted dividends solely from proceeds received by the Company from sales of equity since November 30, 2016 (including through the Company’s at-the-market issuance sales agreement with a third-party sales agent to sell, from time to time, shares of the Company’s common stock (the “ATM Program”).  Under Amendment No. 10, the Company also agreed to pay down indebtedness under its Revolving Credit Facility by at least an additional $8.1 million by April 30, 2017.

On March 3, 2017, the Company used a portion of the net proceeds from the transactions described in this Note 4 under the caption “Ares Investment Transactions” to fully repay all of the $69.2 million borrowings outstanding under the Revolving Credit Facility (which was terminated on such date).

Senior Secured Notes

At December 31, 2016, the Company had $325.0 million aggregate principal amount of 8 5/8% Senior Secured Notes due May 15, 2018 (the “Former Notes”) outstanding under an indenture (the “Former Indenture”) by and among the Company, the Guarantors named therein (the “Guarantors”), Wells Fargo Bank, National Association, as Trustee (in such capacity, the “Trustee”) and Collateral Agent (in such capacity, the “Collateral Agent”).  The Notes bore interest at a rate of 8.625% per year, payable semi-annually in arrears on May 15 and November 15 of each year.  Effective May 17, 2016, Wells Fargo Bank, National Association resigned as Trustee and Collateral Agent and Wilmington Trust was appointed Trustee and Collateral Agent pursuant to the Indenture.

On March 3, 2017, the redemption price plus interest on all of the Company’s outstanding $325.0 million principal of the Former Notes was funded to satisfy and discharge the Former Notes from a portion of the net proceeds from the transactions described in this Note 4 under the caption “Ares Investment Transactions.”  All of the Former Notes were satisfied and discharged on March 3, 2017 by irrevocably calling for redemption and depositing with the indenture trustee cash in the amount of the redemption price of 102.156% of  the principal amount, or principal plus an additional $7.0 million, plus accrued and unpaid interest to the redemption date of March 24, 2017.  Additionally, the Company wrote-off $5.2 million of remaining unamortized deferred financing costs related to the Former Notes upon redemption.

A summary of the Former Notes balance as of December 31, 2016 is as follows:

December 31, 2016
(in thousands)

Former Notes, principal balance	$325,000
Less:
Unamortized discounts	(4,342)
Deferred financing costs	(795)
Former Notes, net	$319,863

5.	Fair Value Measurements

Certain of the Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations, unproved properties and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements. The Company assesses its unproved properties for impairment whenever events or circumstances indicate the carrying value of those properties may not be recoverable. The fair value of the unproved properties is measured using an income approach based upon internal estimates of future production levels, current and future prices, drilling and operating costs, discount rates, current drilling plans and favorable and unfavorable drilling activity on the properties being evaluated and/or adjacent properties or estimated market data based on area transactions, which are Level 3 inputs.   As no other fair value measurements are required to be recognized on a non-recurring basis at March 31, 2017, no additional disclosures are provided at March 31, 2017.

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

Transfers between levels are recognized at the end of the reporting period. There were no transfers between levels during the 2017 and 2016 periods.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	Fair value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$64,595	$—	$—	$64,595
Commodity derivative contracts	—	—	7,738	7,738
Liabilities:
Commodity derivative contracts	—	—	(1,261)	(1,261)
Total	$64,595	$—	$6,477	$71,072

	Fair value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$71,529	$—	$—	$71,529
Commodity derivative contracts	—	—	7,850	7,850
Liabilities:
Commodity derivative contracts	—	—	(338)	(338)
Total	$71,529	$—	$7,512	$79,041

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2017 and 2016.  Level 3 instruments presented in the table consist of net derivatives that, in management’s opinion, reflect the assumptions a marketplace participant would have used at March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$7,512	$24,418
Total gains included in earnings	1,300	285
Purchases	470	—
Issuances	—	—
Settlements(1)	(2,805)	(8,627)
Balance at end of period	$6,477	$16,076
The amount of total losses for the period included in earnings attributable to the change in mark to market of commodity derivatives contracts still held at March 31, 2017 and 2016	$(582)	$(6,497)

(1)	Included in gain (loss) on commodity derivatives contracts on the condensed consolidated statements of operations.

At March 31, 2017, the estimated fair value of accounts receivable, accounts and revenue payables approximates their carrying value due to their short-term nature. The estimated fair value of the Notes excluding the conversion feature at March 31, 2017 was $109.2 million calculated based on the fair value of similar non-convertible debt instruments (Level 2) since an observable quoted price of the Notes or a similar asset or liability is not readily available.  The estimated fair value of the Term Loan at March 31, 2017 was $221.5 million calculated based on the fair value of similar debt instruments (Level 2) since an observable price of the Term Loan or a similar asset or liability is not readily available.

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

All derivative contracts are carried at their fair value on the balance sheet and all changes in value are recorded in the condensed consolidated statements of operations in (loss) gain on commodity derivatives contracts.  For the three months ended March 31, 2017 and 2016, the Company reported losses of $582,000 and $6.5 million, respectively, in the condensed consolidated statements of operations related to the change in the fair value of its commodity derivative contracts still held at March 31, 2017 and 2016.

As of March 31, 2017, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume(1)	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in Bbls)
April to December 2017	Costless three-way collar	280	77,000	$—	$80.00	$65.00	$97.25
April to September 2017	Costless three-way collar	250	45,750	$—	$80.00	$60.00	$98.70
October 2017	Costless three-way collar	200	12,200	$—	$80.00	$60.00	$98.70
November 2017	Costless three-way collar	250	7,500	$—	$80.00	$60.00	$98.70
December 2017	Costless three-way collar	200	12,200	$—	$80.00	$60.00	$98.70
April to December 2017	Put spread	500	137,500	$—	$82.00	$62.00	$—
April to June 2017	Fixed price swap	975	88,725	$54.50	$—	$—	$—
July to December 2017	Fixed price swap	400	73,600	$54.50	$—	$—	$—
January to December 2018	Costless three-way collar	500	182,500	$—	$50.00	$40.00	$61.60
January to March 2018	Costless three-way collar	1,800	162,000	$—	$47.50	$37.50	$57.85
April to June 2018	Costless three-way collar	1,700	154,700	$—	$47.50	$37.50	$57.85
July to September 2018	Costless three-way collar	1,600	147,200	$—	$47.50	$37.50	$57.85
October to December 2018	Costless three-way collar	1,700	156,400	$—	$47.50	$37.50	$57.85
January to August 2018	Put spread	425	103,275	$—	$80.00	$60.00	$—
January to June 2018	Fixed price swap	600	108,600	$51.20	$—	$—	$—
July to September 2018	Fixed price swap	500	46,000	$51.20	$—	$—	$—
October to December 2018	Fixed price swap	600	55,200	$51.20	$—	$—	$—
January to September 2019	Costless three-way collar	2,000	546,000	$—	$47.50	$37.50	$59.70
October to December 2019	Costless three-way collar	1,900	174,800	$—	$47.50	$37.50	$59.70
January to September 2019	Fixed price swap	700	191,100	$50.40	$—	$—	$—
October to December 2019	Fixed price swap	600	55,200	$50.40	$—	$—	$—

(1)	Crude volumes hedged include oil, condensate and certain components of our NGLs production.

As of March 31, 2017, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in MMBtus)
May to December 2017	Costless three-way collar	5,000	1,225,000	$—	$3.00	$2.35	$4.00
May to June 2017	Fixed price swap	2,200	134,200	$3.25	$—	$—	$—
July to September 2017	Fixed price swap	2,300	211,600	$3.34	$—	$—	$—
October to December 2017	Fixed price swap	2,600	239,200	$3.40	$—	$—	$—
May to June 2017	Costless Collar	2,200	134,200	$—	$3.00	$—	$3.54
July to September 2017	Costless Collar	2,300	211,600	$—	$3.00	$—	$3.73
October to December 2017	Costless Collar	2,600	239,200	$—	$3.00	$—	$3.89
January to December 2018	Costless three-way collar	5,000	1,825,000	$—	$3.00	$2.35	$4.00
January to March 2018	Costless Collar	5,800	522,000	$—	$3.00	$—	$4.28

As of March 31, 2017, all of the Company’s economic derivative hedge positions were with large institutions, which are not known to the Company to be in default on their derivative positions.  The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.

In conjunction with certain derivative hedging activity, the Company deferred the payment of certain put premiums for the production month period April 2017 through December 2018. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month. The Company amortizes the deferred put premium liabilities as they become payable. The following table provides information regarding the deferred put premium liabilities for the periods indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
Current commodity derivative put premium payable	$1,544	$1,654
Long-term commodity derivative put premium payable	626	969
Total unamortized put premium liabilities	$2,170	$2,623

For the Three Months Ended March 31, 2017
(in thousands)
Put premium liabilities, beginning balance	$2,623
Settlement of put premium liabilities	(923)
Additional put premium liabilities	470
Put premium liabilities, ending balance	$2,170

The following table provides information regarding the amortization of the deferred put premium liabilities by year as of March 31, 2017:

Amortization
(in thousands)
April to December 2017	$1,202
January to December 2018	968
Total unamortized put premium liabilities	$2,170

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated statement of financial position and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	March 31, 2017	December 31, 2016
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Current assets	$6,293	$6,212
Commodity derivative contracts	Other assets	1,445	1,638
Commodity derivative contracts	Current liabilities	(184)	(338)
Commodity derivative contracts	Long-term liabilities	(1,077)	—
Total derivatives not designated as hedging instruments		$6,477	$7,512

		Amount of Gain Recognized in Income on Derivatives For the Three Months Ended March 31,
	Location of Gain Recognized in Income on Derivatives	2017	2016
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Gain on commodity derivatives contracts	$1,300	$285
Total		$1,300	$285

7.	Capital Stock

Common Stock

On May 7, 2015, the Company entered into the ATM Program with MLV & Co. LLC (the “Sales Agent”) to sell, from time to time through the Sales Agent, shares of the Company’s common stock (the “ATM Program”).  The shares were issued pursuant to the Company’s then-existing effective shelf registration statement on Form S-3, as amended (Registration No. 333-193832).  The Company registered shares having an aggregate offering price of up to $50.0 million.  During the year ended December 31, 2016, 18,606,943 shares were sold through the ATM Program for net proceeds of $24.4 million.  For the period January 1, 2017 to February 20, 2017, the Company sold 5,447,919 shares through the ATM Program for net proceeds of $8.3 million.  The ATM Program expired February 24, 2017.

On March 3, 2017, the Purchasers affiliated with Ares purchased for cash (i) $125.0 million aggregate principal amount of Notes sold at par and (ii) 29,408,305 shares of Common Stock for a purchase price of $50.0 million.  The Common Stock sale was priced based on a 30-trading day VWAP of $1.7002 determined on February 15, 2017 the date immediately prior to the signing date of the Purchase Agreement with Purchasers in respect to such sale.

On March 21, 2017, the Company sold to Purchasers an additional $75.0 million aggregate principal amount of Notes. Pursuant to the purchase agreement for the Additional Notes, after obtaining the Requisite Shareholder Approval, on May 5, 2017, the Company and the Purchasers exchanged $37.5 million aggregate principal amount of the outstanding Additional Notes for the issuance to Purchasers of (a) 25,456,521 newly issued shares of Common Stock based on the 10-day trading VWAP of $1.4731 for the period ended March 17, 2017 and (b) 2,000 shares of the Company’s Special Voting Preferred Stock, par value $0.01 per share.

The Notes are convertible into shares of Common Stock as described in more detail in Note 4.

Stockholder Rights Agreements

On January 18, 2016, the Company’s board of directors adopted the Rights Agreement dated as of January 18, 2016, between the Company and American Stock Transfer & Trust Company, LLC (the “2016 Rights Agreement”) pursuant to which the Company declared a dividend of one right (a “2016 Right”) for each of the Company’s issued and outstanding shares of common stock.  The dividend was paid to stockholders of record on January 28, 2016.  Each 2016 Right entitled the holder, subject to the terms of the 2016 Rights Agreement, to purchase one one-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock (the “Series C Preferred Stock”) at a price of $6.96, subject to certain adjustments.  The purpose of the 2016 Rights Agreement was to diminish the risk that the Company’s ability to reduce potential future federal income tax obligations would become subject to limitations by reason of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended.  The 2016 Rights and the 2016 Rights Agreement expired on January 18, 2017.

On January 27, 2017, the Company’s board of directors adopted the Rights Agreement dated as of January 27, 2017, between the Company and American Stock Transfer & Trust Company, LLC (the “2017 Rights Agreement”) pursuant to which the Company declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock.  The dividend was paid to stockholders of record on February 10, 2017. Each Right entitled the holder, subject to the terms of the 2017 Rights Agreement, to purchase one one-thousandth of a share of Series C Preferred Stock at a price of $10.74, subject to certain adjustments.  The purpose of the 2017 Rights Agreement was to diminish the risk that the Company’s ability to reduce potential future federal income tax obligations would become subject to limitations by reason of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended.

The Rights generally became exercisable on the earlier of (i) ten business days after any person or group obtained beneficial ownership of 4.9% of the Company’s outstanding common stock (an “Acquiring Person”) or (ii) ten business days after commencement of a tender or exchange offer resulting in any person or group becoming an Acquiring Person.  The exercise price payable, and the number of shares of Series C Preferred Stock or other securities or property issuable, upon exercise of the Rights were subject to adjustment from time to time to prevent dilution.  In the event that, after a person or a group became an Acquiring Person, the Company was acquired in a merger or other business combination transaction (or 50% or more of the Company’s assets or earning power were sold), proper provision would have been made so that each holder of a Right would thereafter have had the right to receive, upon the exercise thereof at the then-current exercise price of the Right, that number of shares of common stock of the acquiring company having a market value at the time of that transaction equal to two times the exercise price.

The Company had the right to redeem the Rights in whole, but not in part, at any time before a person or group became an Acquiring Person at a price of $0.001 per Right, subject to adjustment. At any time after any person or group became an Acquiring Person, the Company had the right to generally exchange each Right in whole or in part at an exchange ratio of two shares of common stock per outstanding Right, subject to adjustment.  The Rights were to expire prior to the earliest of (i) January 27, 2020 or such later day as may be established by the board of directors prior to the expiration of the Rights, provided that the extension was submitted to the Company’s stockholders for ratification at the next annual meeting of stockholders of the Company succeeding such extension; (ii) the time at which the Rights were redeemed pursuant to the 2017 Rights Agreement; (iii) the time at which the Rights were exchanged pursuant to the 2017 Rights Agreement; (iv) the time at which the Rights were terminated upon the occurrence of certain transactions; (v) the close of business on the first day after the Company’s 2017 annual meeting of stockholders, if approval by the stockholders of the Company of the 2017 Rights Agreement had not been obtained at such meeting; (vi) the close of business on the effective date of the repeal of Section 382 of the Tax Code, if the board of directors determined that the 2017 Rights Agreement is no longer necessary or desirable for the preservation of Tax Benefits; and (vii) the close of business on the first day of a taxable year of the Company to which the board of directors determined that no Tax Benefits are available to be carried forward.

The Series C Preferred Stock was not redeemable by the Company and had certain voting rights and dividend and liquidation privileges.

In connection with entering into the recent equity and convertible debt transactions with funds managed indirectly by Ares Management LLC, the Company determined that the value of the U.S. federal income tax benefits in the form of net operating losses have substantially been diminished by reason of an “ownership change,” as defined under Section 382 of the Internal Revenue Code, in 2017. As a result, the Company decided to terminate the Rights.  On April 6, 2017, the Company amended the 2017 Rights Agreement to accelerate the expiration of the Rights to 5:00 P.M., New York City time on April 6, 2017, which had the effect of terminating the Rights and the 2017 Rights Agreement on that date.

Preferred Stock

Pursuant to the Company’s certificate of incorporation, the Company has 40,000,000 shares of preferred stock authorized with a par value of $0.01 per share.  The Company has designated 10,000,000 of such shares to constitute its 8.625% Series A Cumulative Preferred Stock (the “Series A Preferred Stock”) and 10,000,000 of such shares to constitute its 10.75% Series B Cumulative Preferred Stock (the “Series B Preferred Stock”).  The Series A Preferred Stock and the Series B Preferred Stock each have a liquidation preference of $25.00 per share.  The Company has designated 550,000 of such shares as Series C Junior Participating Preferred Stock. On March 22, 2017, the Company designated 2,000 shares of such shares as Special Voting Preferred Stock with a liquidation preference of $0.01 for each such share, which is junior and subordinate to the right of the holders of any shares of any other existing or future series of preferred stock.

Series A Preferred Stock

At March 31, 2017, there were 4,045,000 shares of the Series A Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

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

The Company paid monthly dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference through March 2016.  Effective March 9, 2016, the Revolving Credit Facility prohibited the payment of cash dividends on the Company’s preferred stock commencing April 2016.  Pursuant to Amendment No. 10 to the Company’s Revolving Credit Facility, on January 10, 2017, the Company declared a special cash dividend on the Series A Preferred Stock to pay in full all accumulated and unpaid cash dividends since April 1, 2016 at an annualized 8.625% through the payment date.  The Series A Preferred Stock January 2017 dividend of $7.3 million was payable on January 31, 2017 to holders of record at the close of business on January 20, 2017.

Dividends on the Series A Preferred Stock accumulate regardless of whether any such dividends are declared.  If the Company fails to pay full cash dividends in four calendar quarters, whether consecutive or non-consecutive, then commencing in the calendar month following the first month in such fourth calendar quarter in which cash dividends are not paid in full, and until accumulated dividends are paid in full for four calendar quarters with the last two calendar quarters’ dividends paid in cash, (i) the fixed dividend rate of Series A Preferred Stock each increases by 2.00% per annum, (ii) the Company may be required to issue a dividend of common stock to pay accrued and unpaid dividends, if such dividends are not paid in cash, provided it has sufficient surplus to pay such a dividend under state law, and (iii) the holders of Series A Preferred Stock and Series B Preferred Stock,  voting as a single class, will have the right to elect up to two additional directors to the board of directors of the Company.  Under certain circumstances, “pay in kind” dividends of additional shares of Series A Preferred Stock may be payable in lieu of cash or common stock dividends.  For the three months ended March 31, 2017 and 2016, the Company recognized dividends of $2.2 million, respectively, for the Series A Preferred Stock.

Series B Preferred Stock

At March 31, 2017, there were 2,140,000 shares of the Series B Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

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

The Company paid monthly dividends on the Series B Preferred Stock at a fixed rate of 10.75% per annum of the $25.00 per share liquidation preference through March 2016. Effective March 9, 2016, the Revolving Credit Facility prohibited the payment of cash dividends on the Company’s preferred stock commencing April 2016.  Pursuant to Amendment No. 10 to the Company’s Revolving Credit Facility, on January 10, 2017, the Company declared a special cash dividend on the Series B Preferred Stock to pay in full all accumulated and unpaid cash dividends since April 1, 2016 at an annualized 10.75% through the payment date.  The Series B Preferred Stock January 2017 dividend in the amount of $4.8 million was payable on January 31, 2017 to holders of record at the close of business on January 20, 2017.

Dividends on the Series B Preferred Stock will accumulate regardless of whether any such dividends are declared. If the Company fails to pay full cash dividends in four calendar quarters, whether consecutive or non-consecutive, then commencing in the calendar month following the first month in such fourth calendar quarter in which cash dividends are not paid in full, and until accumulated dividends are paid in full for four calendar quarters with the last two calendar quarters’ dividends paid in cash, (i) the fixed dividend rate of Series B Preferred Stock each increases by 2.00% per annum, (ii) the Company may be  required to issue a dividend of common stock to pay accrued and unpaid dividends, if such dividends are not paid in cash, provided it has sufficient surplus to pay such a dividend under state law, and (iii) the holders of Series A Preferred Stock and Series B Preferred Stock,  voting as a single class, will have the right to elect up to two additional directors to the board of directors of the Company.  Under certain circumstances, “pay in kind” dividends of additional shares of Series B Preferred Stock may be payable in lieu of cash or common stock dividends.  For the three months ended March 31, 2017 and 2016, the Company recognized dividends of $1.4 million, respectively, for the Series B Preferred Stock.

Series C Preferred Stock

No shares of Series C Preferred Stock have been issued by the Company pursuant to the Stockholder Rights Agreements described above or otherwise.

Special Voting Preferred Stock

No shares of Special Voting Preferred Stock were issued at March 31, 2017.  On May 4, 2017, the Company issued to Purchasers affiliated with Ares 2,000 shares of Special Voting Preferred Stock in connection with the exchange of $37.5 million principal of outstanding Notes described above in this Note 7 under the caption “Common Stock.”

The Special Voting Preferred Stock may be redeemed in whole any time after the initial holders beneficially own less than 5% of the Common Stock subject to the terms of its certificate of designation (the “Certificate of Designation”). There is no mandatory redemption of the Special Voting Preferred Stock. Holders of the Special Voting Preferred Stock are not entitled to receive any dividends declared and paid by the Company.

The Company’s Special Voting Preferred Stock have no voting rights, other than that the holders of the Special Voting Preferred Stock have the right to elect two members of the Company’s board of directors for so long as the initial holders, any specified subsequent holders (as defined in the Certificate of Designation) and their respective affiliates beneficially own at least 15% of the outstanding Common Stock in the aggregate, and the right to elect one member of the board of directors for so long as the initial holders, subsequent holders and their respective affiliates beneficially own at least 5% but less than 15% of the outstanding Common Stock in the aggregate. The Certificate of Designation contains certain restrictions on transfer of the Special Voting Preferred Stock.

Other Share Issuances

The following table provides information regarding the issuances and forfeitures of common stock pursuant to the Company's long-term incentive plan for the periods indicated:

For the Three Months Ended March 31, 2017
Other share issuances:
Shares of restricted common stock granted	1,269,218
Shares of restricted common stock vested	1,168,925
Shares of restricted common stock surrendered upon vesting/exercise(1)	355,579
Shares of restricted common stock forfeited	—

(1)	Represents shares of common stock forfeited in connection with the payment of estimated withholding taxes on shares of restricted common stock that vested during the period.

On June 12, 2014, the Company's stockholders approved an amendment and restatement to the Gastar Exploration Inc. Long-Term Incentive Plan (the “LTIP”), effective April 24, 2014, to, among other things, increase the number of shares of common stock reserved for issuance under the LTIP by 3,000,000 shares of common stock.  There were 401,446 shares of common stock available for issuance under the LTIP at March 31, 2017.  However, due to a shortage in number of shares available under the LTIP at the time of the annual equity grant in January 2017, the Company granted 372,741 restricted stock units and 171,310 restricted stock units to its chief executive officer and chief financial officer, respectively.  The restricted stock units were granted in place of restricted common stock and upon approval of stockholders of additional shares to the LTIP, the restricted stock units will be converted to restricted common stock that will vest in three equal annual installments beginning on January 30, 2018.  Additionally, the Company granted 372,741 performance based rights units and 171,310 performance based rights units to its chief executive officer and chief financial officer, respectively.  The performance based rights units were issued in place of performance based units and upon approval of stockholders of additional shares to the LTIP, the performance based rights units will be converted to performance based units that will vest in their entirety at the end of a three-year performance period with settlement in common stock between 0% and 200% of the target award based on the Company’s share price appreciation over a three-year performance period relative to a peer index. The performance based rights units have no voting rights. Should shareholder approval not occur, the Company will be obligated to settle the value of the restricted stock units and performance based rights units in cash at an amount equal to the fair value of a common share at vesting.

Shares Reserved

At March 31, 2017, the Company had 214,600 common shares reserved for the exercise of stock options.

8.	Interest Expense

The following table summarizes the components of interest expense for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Interest expense:
Cash and accrued	$9,759	$8,907
Amortization of deferred financing costs and debt discount	1,710	990
Capitalized interest	(620)	(599)
Total interest expense	$10,849	$9,298

9.	Income Taxes

For the three months ended March 31, 2017 and 2016, respectively, the Company did not recognize a current income tax benefit or provision as the Company has a full valuation allowance against assets created by net operating losses generated.  The Company believes it more likely than not that the assets will not be utilized.

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

	For the Three Months Ended March 31,
	2017	2016
	(in thousands, except per share and share data)
Net loss attributable to common stockholders	$(22,316)	$(73,475)
Weighted average common shares outstanding - basic	162,829,221	78,788,133
Incremental shares from unvested restricted shares	—	—
Incremental shares from outstanding stock options	—	—
Incremental shares from outstanding PBUs	—	—
Weighted average common shares outstanding - diluted	162,829,221	78,788,133
Net loss per share of common stock attributable to common stockholders:
Basic	$(0.14)	$(0.93)
Diluted	$(0.14)	$(0.93)
Common shares excluded from denominator as anti-dilutive:
Unvested restricted shares	510,465	1,316,418
Unvested PBUs	170,858	1,484,907
Convertible notes	98,977,920	—
Total	99,659,243	2,801,325

11.	Commitments and Contingencies

Litigation

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

12.	Statement of Cash Flows – Supplemental Information

The following is a summary of the supplemental cash paid and non-cash transactions for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash paid for interest, net of capitalized amounts	$11,721	$1,378
Non-cash transactions:
Capital expenditures included in accounts payable and accrued drilling costs	$3,072	$3,538
Capital expenditures included in accounts receivable	$—	$310
Asset retirement obligation included in oil and natural gas properties	$230	$11
Asset retirement obligation sold	$(1,533)	$—
Application of advances to operators	$16	$(229)
Non-cash financing charges excluded from accounts payable and accrued liabilities	$585	$37

13.    Subsequent Events

On April 6, 2017, the Company amended its 2017 Rights Agreement, which had the effect of terminating the Rights and the 2017 Rights Agreement on that date.

On May 2, 2017, the Company obtained the Requisite Stockholder Approval at a special meeting of shareholders, which approved conversion rights of the Company’s outstanding Notes and the Mandatory Repurchase.  On May 5, 2017, the Purchasers affiliated with Ares exchanged an outstanding $37.5 million principal amount of the Notes for certain shares of Common Stock and Special Voting Preferred Stock pursuant to the Mandatory Repurchase, all as described in more detail in Notes 4 and 7.

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

The forward-looking statements contained in this report are largely based on our expectations and beliefs concerning future developments and their potential effect on us, which reflect certain estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions, operating trends, and other factors. Forward-looking statements may include statements that relate to, among other things, our:

•	financial condition;
•	cash flow and liquidity;
•	timing and results of property acquisitions and divestitures;
•	business strategy and budgets;
•	capital expenditures;
•	drilling of wells, including the scheduling and results of such operations;
•	oil, natural gas and natural gas liquids (“NGLs”) reserves;
•	timing and amount of future production of oil, condensate, natural gas and NGLs;
•	operating costs and other expenses;
•	availability of capital; and
•	prospect development.

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

For a more detailed description of the risks and uncertainties that we face and other factors that could affect our financial performance or cause our actual results to differ materially from our projected results please see (i) Part II, Item 1A. “Risk Factors” and elsewhere in this report, (ii)  Part I, Item 1A. “Risk Factors” and elsewhere in our 2016 Form 10-K, (iii) our subsequent reports and registration statements filed from time to time with the SEC and (iv) other announcements we make from time to time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a pure play Mid-Continent independent energy company engaged in the exploration, development and production of oil, condensate, natural gas and NGLs. Our principal business activities include the identification, acquisition, and subsequent exploration and development of oil and natural gas properties with an emphasis on unconventional reserves, such as shale resource plays.  We hold a concentrated acreage position in the normally pressured oil window of the STACK Play, an area of central Oklahoma which is home to multiple oil and natural gas-rich reservoirs including Meramec and Osage formations within the Mississippi Lime, the Oswego limestone, the Woodford shale and Hunton limestone formations.   On April 8, 2016, we sold substantially all of our producing assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for an adjusted sales price of $75.7 million, net of $3.5 million of suspense liability transferred to buyer, with an effective date of January 1, 2016 (the “Appalachian Basin Sale”).  We sold our remaining Appalachian Basin interests on January 20, 2017 (effective January 1, 2017) for approximately $200,000 before fees and expenses.

Our current operational activities are conducted in, and our consolidated revenues are generated from, markets exclusively in the U.S.  As of March 31, 2017, our major assets consist of approximately 133,700 gross (89,600net) acres in Oklahoma (36% undeveloped).

The following discussion addresses material changes in our results of operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 and material changes in our financial condition since December 31, 2016. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Part I, Item 1. “Financial Statements” of this report, as well as our 2016 Form 10-K, which includes important disclosures regarding our critical accounting policies as part of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Form 10-K.

Oil and Natural Gas Activities

The following provides an overview of our major oil and natural gas projects. While actively pursuing specific exploration and development activities in the Mid-Continent area, there is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.

Mid-Continent Horizontal Oil Play.

We believe that our acreage is prospective in the normally pressured oil window of the STACK Play, an area of central Oklahoma that includes oil and natural gas-rich formations such as the Meramec, Osage and Woodford Shale, ranging in depth from 6,000 to 9,000 feet, and in the shallow Oswego formation as well as the proven Hunton limestone horizontal oil play.  We believe that the STACK Play is one of the most economic plays in North America.  It is a horizontal drilling play in an area of previously drilled vertical wells with multiple productive reservoirs that are predominantly oil producing.  The STACK Play encompasses all or parts of Blaine, Canadian, Garfield, Kingfisher and Major counties in Oklahoma. STACK is an acronym for Sooner Trend Anadarko basin Canadian and Kingfisher counties.  At March 31, 2017, we held leases covering approximately 133,700 gross (89,600 net) acres in Garfield, Kingfisher, Logan, Blaine and Oklahoma Counties, Oklahoma within the STACK Play.

Our leasing activities primarily located in northwest Kingfisher County, Oklahoma, began in 2012 initially with an AMI co-participant whom we bought out in the Husky Acquisition and assumed operatorship of the acquired wells in December 2015.

On October 14, 2016, we executed a definitive agreement with STACK Exploration LLC (the “Investor”) to jointly develop up to 60 Gastar operated wells in the STACK Play in Kingfisher County, Oklahoma (the “Development Agreement”).  The drilling program (the “Drilling Program”) will target the Meramec and Osage formations within the Mississippi Lime in a contract area within three townships covering approximately 32,900 gross (21,200 net) undeveloped net mineral acres under leases held by us. We will serve as operator of all wells jointly developed under the Development Agreement.

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

The Drilling Program wells will be mutually developed in three tranches of 20 wells each.  The locations of the first 20 wells, comprised of 18 Meramec formation wells and two Osage formation wells, have been mutually agreed upon by us and the Investor. Participation in the second tranche of 20 Drilling Program wells will be at the election of the Investor and the third tranche of 20 wells will require mutual consent.  With respect to each 20 well tranche, when the Investor has achieved an aggregate 15% internal rate of return for its investment in the tranche, its interest will be reduced from 80% to 40% of our original working interest and our working interest increases from 20% to 60% of our original working interest.  When a tranche internal rate of return of 20% is achieved by the Investor, Investor’s working interest decreases to 10% and our working interest increases to 90% of the working interest originally owned by us.  The parties to the Development Agreement can mutually agree to expand the contract area and formation focus.

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

As of March 31, 2017, we had drilled and completed nine gross (1.3 net) wells under the first tranche of the Development Agreement, all of which were on production.  As of May 1, 2017, we have drilled and completed a total of 16 gross (1.8 net) wells under the first tranche of the Development Agreement, all of which were on production or have commenced initial flow back.

On October 19, 2016, we entered into a purchase and sale agreement to sell certain non-core leasehold interests in approximately 25,300 net acres of which only 19,100 net acres was ascribed allocated value and interests in 25 gross (11.2 net) wells primarily in northeast Canadian County and also in southeast Kingfisher County, Oklahoma to Red Bluff Resources Operating, LLC, a Delaware limited liability company, (“Red Bluff”) for approximately $71.0 million (of which up to $10.0 million is contingent upon the satisfaction of certain conditions), subject to certain adjustments and with a property sale effective date of August 1, 2016 (“South STACK Play Acreage Sale”).  On November 18, 2016, we and Red Bluff executed and delivered two amendments to the sale agreement and entered into a relating closing agreement, which, among other things, allocated $1.4 million of the purchase price to producing properties with the remainder of the purchase price to non-producing properties.   As of March 31, 2017, we had received approximately $58.5 million of the South STACK Play Acreage Sale proceeds.  On April 24, 2017, we received an additional $10.4 million of the South STACK Play Acreage Sales proceeds, bringing the total net sales proceeds received to date to $68.9 million.  We anticipate receiving the remaining proceeds by July 2017, subject to certain adjustments.

As of March 31, 2017 and currently as of the date of this report, we had production and drilling operations at various stages on the following operated STACK wells on our acreage:

Well Name	Current Working Interest(1)	Approximate Lateral Length (in feet)	Peak Production Rates(2) (BOE/d)	BOE/d(3)	% Oil(4)	Date of First Production or Status	Approximate Gross Costs to Drill & Complete ($ millions)
Meramec Completions
Holiday Road 2-1H(6)	78.3%	4,300	654	227	73%	April 11, 2016	$4.0
Ingle 29-1H(5)	17.8%	4,900	1,037	246	73%	October 22, 2016	$5.2
Geis 31-1H(5)	14.2%	4,900	877	288	72%	October 31, 2016	$3.8
Katy 21-1H(5)	18.1%	4,900	638	306	60%	November 17, 2016	$4.0
Lilly 28-1H(5)(6)	14.7%	4,400	N/A	409	86%	December 2, 2016	$4.6
Mott 19-1H(5)	16.2%	4,500	N/A	488	72%	January 8, 2017	$4.6
Mott 20-2H(5)	17.1%	5,000	N/A	475	73%	January 10, 2017	$4.2
Victoria 25-1H(5)	12.0%	4,600	513	303	65%	January 11, 2017	$5.1
Kramer 29-1H(5)	14.7%	4,400	697	371	78%	January 23, 2017	$5.3
Ma Stucki 30-1H(5)	2.9%	4,800	N/A	127	73%	March 2, 2017	$5.3
Eldon 34-1H(5)	7.7%	4,800	N/A	730	84%	April 9, 2017	$4.7
Snowden 27-1H(5)	11.8%	5,100	N/A	562	88%	April 12, 2017	$6.3
Bradbury 28-1H(5)	7.5%	7,300	N/A	N/A	N/A	Flow back	$6.8
Pickle 33-1H(5)	6.2%	5,100	N/A	N/A	N/A	Flow back	$4.8
Johnny 32-1H(5)	5.0%	4,900	N/A	N/A	N/A	Flow back	$4.8
Best 20-1H(5)	3.9%	4,900	N/A	N/A	N/A	Flow back	$5.5
Stitt 32-1H(5)	6.2%	5,100	N/A	N/A	N/A	Completing	$4.8
Ohm 28-1H(5)	3.1%	4,700	N/A	N/A	N/A	Drilling	$4.8

Osage Completions
McGee 29-1H(6)	94.2%	4,200	414	180	69%	September 25, 2016	$4.3
Great Divide 1-12H(5)	7.5%	5,000	510	277	79%	April 2, 2017	$3.4
Hane 14-1H	32.0%	4,700	N/A	N/A	N/A	Flow back	$3.8
Pedlik 10-1H	26.0%	4,800	N/A	N/A	N/A	Flow back	$3.8
Gungoll 20-1H	68.0%	5,000	N/A	N/A	N/A	Completing	$3.8
Pudge 28-1H	50.0%	4,800	N/A	N/A	N/A	Completing	$3.8
Bennie Racer 14-1H	58.0%	5,000	N/A	N/A	N/A	Drilling	$3.8
Harold Dorothy 1907 6-1H	45.0%	5,000	N/A	N/A	N/A	Drilling	$3.8

Oswego Completions
Tomahawk 7-1H	88.6%	4,200	418	68	90%	September 24, 2016	$2.7

(1)	Current estimated working interest. Working interest subject to change based on final force pooling orders.
(2)	Represents highest daily gross Boe rate. N/A indicates that the well has not yet reached its peak initial production rate.
(3)	Represents average gross production for the most current five days through May 1, 2017.
(4)	Represents inception to date percent of oil produced as compared to total oil production on a two-stream basis.
(5)	Drilling Program well. Working interest reflected is 20% of our total original working interest.
(6)	Excludes one-time fishing or coring costs.

During 2017, we have elected to participate in the spudding of four gross (0.4 net) non-operated Meramec wells, four gross (0.7 net) non-operated Osage wells and one gross (0.01 net non-operated Oswego well to further delineate our STACK Play acreage position.

The following table provides production and operational information about the Mid-Continent for the periods indicated:

	For the Three Months Ended March 31,
Mid-Continent	2017	2016
Net Production:
Oil and condensate (MBbl)	250	277
Natural gas (MMcf)	861	950
NGLs (MBbl)	117	119
Total net production (MBoe)	511	554
Net Daily Production:
Oil and condensate (MBbl/d)	2.8	3.0
Natural gas (MMcf/d)	9.6	10.4
NGLs (MBbl/d)	1.3	1.3
Total net daily production (MBoe/d)	5.7	6.1
Average sales price per unit(1):
Oil and condensate (per Bbl)	$48.78	$30.16
Natural gas (per Mcf)	$3.00	$1.81
NGLs (per Bbl)	$22.11	$10.39
Average sales price per Boe(1)	$34.01	$20.40
Selected operating expenses (in thousands):
Production taxes	$485	$379
Lease operating expenses	$5,066	$5,451
Transportation, treating and gathering	$312	$85
Selected operating expenses per Boe:
Production taxes	$0.95	$0.68
Lease operating expenses	$9.92	$9.84
Transportation, treating and gathering	$0.61	$0.15
Production costs(2)	$10.53	$9.99

(1)	Excludes the impact of hedging activities.
(2)	Production costs include lease operating expense, insurance, gathering and workover expense and excludes ad valorem and severance taxes.

Appalachian Basin.

On April 8, 2016, we sold substantially all of our producing assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for an adjusted price of $75.7 million, net of $3.5 million of suspense liability transferred to buyer.  On January 20, 2017, we sold our remaining interest in producing assets and leasehold in the Appalachian Basin, effective January 1, 2017, for $200,000 before fees and expenses.

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

The following table provides information about production volumes, average prices of oil and natural gas and operating expenses for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016(1)
	(In thousands, except per unit amounts)
Net Production:
Oil and condensate (MBbl)	250	323
Natural gas (MMcf)	863	3,204
NGLs (MBbl)	117	346
Total net production (MBoe)	511	1,203
Net Daily production:
Oil and condensate (MBbl/d)	2.8	3.6
Natural gas (MMcf/d)	9.6	35.2
NGLs (MBbl/d)	1.3	3.8
Total net daily production (MBoe/d)	5.7	13.2
Average sales price per unit:
Oil and condensate per Bbl, excluding impact of hedging activities	$48.78	$27.27
Oil and condensate per Bbl, including impact of hedging activities(2)	$54.53	$41.56
Natural gas per Mcf, excluding impact of hedging activities	$3.00	$1.25
Natural gas per Mcf, including impact of hedging activities(2)	$3.22	$1.59
NGLs per Bbl, excluding impact of hedging activities	$22.11	$4.90
NGLs per Bbl, including impact of hedging activities(2)	$24.28	$8.04
Average sales price per Boe, excluding impact of hedging activities	$34.00	$12.07
Average sales price per Boe, including impact of hedging activities(2)	$37.68	$17.71
Selected operating expenses:
Production taxes	$485	$705
Lease operating expenses	$5,072	$6,079
Transportation, treating and gathering	$311	$613
Depreciation, depletion and amortization	$4,652	$13,729
Impairment of natural gas and oil properties	$—	$48,497
General and administrative expense	$3,824	$5,675
Selected operating expenses per Boe:
Production taxes	$0.95	$0.59
Lease operating expenses	$9.93	$5.05
Transportation, treating and gathering	$0.61	$0.51
Depreciation, depletion and amortization	$9.11	$11.41
General and administrative expense	$7.49	$4.72
Production costs(3)	$10.54	$5.58

(1)

The three months ended March 31, 2016 includes Appalachian Basin production and pricing and the sale of substantially all of the producing assets and undeveloped leasehold was completed on April 8, 2016.

(2)	The impact of hedging includes the gain (loss) on commodity derivative contracts settled during the periods presented.
(3)	Production costs include lease operating expenses, insurance, gathering and workover expense and exclude ad valorem and severance taxes.

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) as reported were $17.4 million for the three months ended March 31, 2017, up 20% from $14.5 million for the three months ended March 31, 2016. The increase in revenues was the result of a 182% increase in weighted average realized equivalent prices partially offset by a 58% decrease in production.  The decrease in production was the result of the Appalachian Basin Sale on April 8, 2016.  Average daily production on an equivalent basis was 5.7 MBoe/d for the three months ended March 31, 2017 compared to 13.2 MBoe/d for the same period in 2016, of which Appalachian Basin production was 7.1 MBoe/d.  Oil, condensate and NGLs production represented approximately 72% of total production for the three months ended March 31, 2017 compared to 56% of total production for the three months ended March 31, 2016.  Excluding the impact of the Appalachian Basin production sales on oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging), total oil, condensate, natural gas and NGLs revenues increased $6.0 million, or 54%, for the three months ended March 31, 2017 from the three months ended March 31, 2016 as a result of a 67% increase in weighted average realized equivalent prices in the Mid-Continent offset by an 8% decrease in average daily equivalent production in the Mid-Continent.

Oil and condensate revenues represented approximately 70% of our total oil, condensate, natural gas and NGLs revenues for the three months ended March 31, 2017 compared to 61% for the three months ended March 31, 2016 as reported and 74% for the three months ended March 31, 2016 excluding the impact of Appalachian Basin production.  Total liquids revenues (oil, condensate and NGLs) represented approximately 85% of our total oil, condensate, natural gas and NGLs revenues for the three months ended March 31, 2017 and 72% of our total oil, condensate, natural gas and NGLs revenues for the three months ended March 31, 2016 as reported and 85% excluding the impact of Appalachian Basin production.

During the three months ended March 31, 2017, we had commodity derivative contracts covering approximately 67% of our oil and condensate production.  The impact of hedging on oil and condensate sales during the three months ended March 31, 2017 was an increase of $1.4 million in oil and condensate revenues and resulted in an increase in total price realized from $48.78 per Bbl to $54.53 per Bbl.  The gain on oil and condensate commodity derivatives contracts settled during the period was reduced by $756,000 for deferred put premiums.  During the three months ended March 31, 2016, the impact of hedging on oil and condensate sales was an increase of $4.6 million, which resulted in an increase in total price realized from $27.27 per Bbl to $41.56 per Bbl.  We allocated 15% of our crude hedges as price protection for our NGLs production for the quarters ended March 31, 2017 and 2016.  The Company has not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

During the three months ended March 31, 2017, we had commodity derivative contracts covering approximately 56% of our natural gas production.  The impact of hedging on natural gas sales during the three months ended March 31, 2017 was an increase of $189,000 in natural gas revenues and resulted in an increase in total price realized from $3.00 per Mcf to $3.22 per Mcf.  The gain on natural gas commodity derivatives contracts settled during the period was reduced by $33,000 for deferred put premiums.  During the three months ended March 31, 2016, the impact of hedging on natural gas sales was an increase of $1.1 million in natural gas revenues resulting in an increase in total price realized from $1.25 per Mcf to $1.59 per Mcf.

During the three months ended March 31, 2017, we had commodity derivative contracts covering approximately 25% of our NGLs production. The impact of hedging on NGLs sales during the three months ended March 31, 2017 was an increase of $254,000 in NGLs revenues and resulted in an increase in total price realized from $22.11 per Bbl to $24.28 per Bbl.  The gain on NGLs commodity derivatives contracts settled during the period was reduced by $133,000 for deferred put premiums.  During the three months ended March 31, 2016, the impact of hedging on NGLs sales was an increase of $1.1 million in NGLs revenues which resulted in an increase in total price realized from $4.90 per Bbl to $8.04 per Bbl.

The change in mark to market value for outstanding commodity derivatives contracts for the three months ended March 31, 2017 was a loss of $582,000 compared to a loss of $6.5 million for the three months ended March 31, 2016. The change in the mark to market value is primarily the result of changes in hedge contracts and volumes hedged and the future price curve compared to the prior year.

For additional information regarding our oil and condensate hedging positions as of March 31, 2017, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report.

Production taxes. We reported production taxes of $485,000 for the three months ended March 31, 2017 compared to $705,000 for the three months ended March 31, 2016.  The decrease in production taxes primarily resulted from the completion of our Appalachian Basin Sale.  Excluding the Appalachian Basin, production taxes increased $106,000, or 28%, for the three months ended March 31, 2017 from the three months ended March 31, 2016 primarily due to new wells and increased revenues resulting from higher prices. As reported, production taxes for the three months ended March 31, 2017 and 2016 were approximately 2.8% and 4.9%, respectively, of oil, condensate, natural gas and NGLs revenues.  Excluding the Appalachian Basin, production taxes were approximately 3.4% of oil, condensate, natural gas and NGLs revenues for the three months ended March 31, 2016.

Lease operating expenses. We reported lease operating expenses (“LOE”) of $5.1 million for the three months ended March 31, 2017 compared to $6.1 million for the three months ended March 31, 2016.  Our total LOE, as reported, was $9.93 per Boe for the three months ended March 31, 2017 compared to $5.05 per Boe for the same period in 2016.  Excluding the Appalachian Basin, LOE per Boe for the three months ended March 31, 2016 was $9.84.  Excluding the Appalachian Basin, LOE decreased $385,000, or 7%, for the three months ended March 31, 2017 from the three months ended March 31, 2016 due primarily to a $440,000 decrease in recurring well LOE costs offset by a $63,000 increase in workover expense.

Transportation, treating and gathering. We reported transportation expenses of $311,000 for the three months ended March 31, 2017 compared to $613,000 for the three months ended March 31, 2016.  Excluding the Appalachian Basin, transportation expense in the Mid-Continent increased $226,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to new wells and changes in Oklahoma marketing contracts from percent of proceeds to more fixed charges basis.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) expense of $4.7 million for the three months ended March 31, 2017 down from $13.7 million for the three months ended March 31, 2016. The decrease in DD&A expense was the result of a 58% decrease in production resulting from the completion of the Appalachian Basin Sale coupled with a lower DD&A rate due to the impairment charge incurred in the first quarter 2016 and the credit to the full cost pool for the net proceeds from the Appalachian Basin Sale and South STACK acreage sale.  The DD&A rate for the three months ended March 31, 2017 was $9.11 per Boe compared to $11.41 per Boe for the same period in 2016.

General and administrative expense. We reported general and administrative expenses of $3.8 million for the three months ended March 31, 2017 compared to $5.7 million for the three months ended March 31, 2016.  Non-cash stock-based compensation expense, which is included in general and administrative expense, was $996,000 and $1.6 million for the three months ended March 31, 2017 and 2016, respectively.  Excluding stock-based compensation expense, general and administrative expense decreased $1.2 million to $2.8 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease is primarily due to lower legal costs, lower acquisition costs related to the Husky Acquisition and lower rent.

Interest expense.  We reported interest expense of $10.8 million for the three months ended March 31, 2017 compared to $9.3 million for the three months ended March 31, 2016.  The increase in interest expense is primarily due to the payment of additional interest on the former senior secured notes due to the timing of pay-off and increased borrowings under the Convertible Notes due 2022 (the “Notes”) and the Term Loan (as defined below) at higher interest rates.

Loss on early extinguishment of debt.  We reported a loss on early extinguishment of debt of $12.2 million for the three months ended March 31, 2017 comprised of a $7.0 million penalty for the early satisfaction and discharge of our 8 5/8% Senior Secured Notes due May 15, 2018 (the “Former Notes”) and the $5.2 million write-off of the remaining deferred financing costs related to the Former Notes and our former revolving credit facility under the Second Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Lender and the lenders named therein (the “Revolving Credit Facility”).

Dividends on preferred stock. We reported dividends on preferred stock of $3.6 million for the three months ended March 31, 2017 and 2016, respectively. Dividends on the Series A Preferred Stock were $2.2 million for the three months ended March 31, 2017 and 2016, respectively.   Dividends on the Series B Preferred Stock were $1.4 million for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity and capital resources are existing cash balances, internally generated cash flows from operating activities, possible asset sales and capital markets transactions, to the extent available on acceptable terms.  We believe that our current cash position and funds from operating cash flows should be sufficient to meet our cash requirements for the remainder of 2017 and early 2018.  We continually evaluate our capital needs and compare them to our capital resources and ability to raise funds in the financial markets.  We have the ability to adjust capital expenditures in response to changes in oil, condensate, natural gas and NGLs prices, drilling results, liquidity and cash flow.   Current market conditions and restrictions under our new debt may put limitations on our ability to issue new debt or equity securities in the public or private markets.

On March 3, 2017, certain funds (the “Purchasers”) managed indirectly by Ares Management LLC (“Ares”), purchased from us for cash (i) $125.0 million aggregate principal amount of our Notes sold at par, which Notes, subject to the receipt of approval of our stockholders, which was obtained on May 2, 2017, are convertible into our common stock, par value $0.001 per share (the “Common Stock”) or, in certain circumstances, cash in lieu of Common Stock or a combination thereof as described below and (ii) 29,408,305 shares of Common Stock for a cash purchase price of $50.0 million.  In addition, affiliates of Ares concurrently loaned us $250.0 million pursuant to a senior secured first-lien term loan as further described below (the “Term Loan”).  On such date, a portion of the net proceeds from these Ares transactions was used to repay all of our outstanding borrowings under our Revolving

Credit Facility (which was terminated on such date), and the redemption price plus interest of all of our outstanding $325.0 million principal of the Former Notes was funded to satisfy and discharge the Former Notes, which were satisfied and discharged on March 3, 2017.  On March 21, 2017, we issued an additional $75.0 million principal amount of Notes at par to Ares (the “Additional Notes”).  Pursuant to the purchase agreement for the Additional Notes, upon the receipt of approval of holders of our issued and outstanding common stock (other than the Purchasers) (the “Requisite Stockholder Approval”), we would repurchase $37.5 million principal amount of the Additional Notes for (a) 25,456,521 shares of our common stock and (b) 2,000 shares of our Special Voting Preferred Stock (the “Mandatory Repurchase”), with the remainder convertible into our common stock or, in certain circumstances, cash in lieu of common stock or a combination thereof.  Requisite Stockholder Approval was obtained on May 2, 2017 at a special meeting of common stockholders.

For the three months ended March 31, 2017, we reported cash flows used in operating activities of $7.6 million.  For the three months ended March 31, 2017, we reported net cash used in investing activities of $63.7 million primarily the acquisition of oil and natural gas properties of $54.5 million and $21.6 million for the development of oil and natural gas properties partially offset by $13.2 million of proceeds from the sale of oil and natural gas properties.  For the three months ended March 31, 2017, we reported net cash provided by financing activities of $64.4 million, consisting primarily of $450.0 million of new borrowings under the Ares transactions and $56.4 million of proceeds from the issuance of common equity partially offset by $409.6 million of repayment of borrowings under our Revolving Credit Facility and the full pay-off of the Former Notes, $14.5 million of preferred stock dividends paid, $9.9 million of deferred financing charges and a $7.0 million payment for the early extinguishment of debt.  As a result of these activities, our cash and cash equivalents balance decreased by $6.9 million, resulting in a cash and cash equivalents balance of $64.6 million at March 31, 2017.

At March 31, 2017, we had a net working capital surplus of approximately $75.2 million.  As of May 8, 2017, our cash balance was $58.9 million and we had $250.0 million of first-lien term loan borrowings and $162.5 million of second-lien secured 6.0% convertible notes outstanding, both with a maturity of March 2022.

Future capital and other expenditure requirements.  Capital expenditures for the remainder of 2017 are currently projected to be approximately $59.0 million which contemplates $37.7 million for drilling, completions and infrastructure costs, $15.1 million for leasehold costs and $6.2 million for capitalized general and administrative costs.  We plan to fund our remaining 2017 capital budget through existing cash balances, recent financing activities and internally generated cash flow from operating activities. Our capital expenditures and the scope of our drilling activities may change as a result of several factors, including, but not limited to, changes in oil, condensate, natural gas and NGLs prices, costs of drilling and completion and leasehold acquisitions, drilling results, higher working interest in drilled wells and access to additional capital. We operate approximately 96% of our budgeted 2017 capital expenditures, and thus, we could reduce a significant portion of 2017 capital expenditures if necessary to better match available capital resources.

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

To mitigate some of the potential negative impact on cash flows caused by changes in oil, condensate, natural gas and NGLs prices, we have entered into financial commodity costless collars, index swaps, fixed price swaps and put and call options to hedge oil, condensate, natural gas and NGLs price risk. The crude oil fixed price swaps provide price protection for our future oil sales and butane, isobutene and pentanes components of our NGLs production as these heavy components of NGLs have pricing that correlates closely with oil pricing. For 2017, we allocated 15% of our current crude hedges as price protection for a portion of our NGLs production. We have not designated any of these derivative contracts as hedges as prescribed by accounting rules.  For additional information regarding our hedging activities, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report.

At March 31, 2017, the estimated fair value of all of our commodity derivative instruments was a net asset of $6.5 million, comprised of current and non-current assets and liabilities. By removing the price volatility from a portion of our oil, condensate, natural gas and NGLs sales for April 2017 through 2019, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows for those periods. While mitigating negative effects of falling commodity prices, certain derivative contracts also limit the benefits we could receive from increases in commodity prices.  In conjunction with certain commodity derivative hedging activity, we deferred the payment of certain put premiums for the production month period April 2017 through December 2018.  At March 31, 2017, we had a current commodity premium payable of $1.5 million and a long-term commodity premium payable of $626,000.  The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.

As of March 31, 2017, all of our commodity derivative hedge positions were with large institutions, each of which is not known to us to be in default on their derivative positions. We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.

Term Loan Facility.  On March 3, 2017, the Company entered into a $250.0 million Term Loan pursuant to the Third Amended and Restated Credit Agreement among the Company, as borrower, the guarantors party thereto, funds managed indirectly by Ares Management LLC, as lenders, and Wilmington Trust, National Association, as Administrative Agent (the “Term Loan”). The Term Loan was issued at par and bears interest at a per annum rate equal to 8.5%, payable on a quarterly basis on each March 31, June 30, September 30 and December 31 of each year, commencing March 31, 2017, and has a scheduled maturity of March 3, 2022.  In addition, the Term Loan is subject to an interest “make-whole” and repayment premium, such that any repayment or prepayment of the loans thereunder prior to the stated maturity date shall be subject to the payment of a repayment premium, and depending on the date of such repayment or prepayment, the applicable interest “make-whole” amount, with the amount of such repayment premium decreasing over the life of the Term Loan.

The Term Loan is secured by a first-priority lien on substantially all of the assets of the Company and its sole subsidiary, excluding certain assets as customary exceptions.

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

Notes. On March 3, 2017 and March 21, 2017, we issued for cash at par $125.0 million and $75.0 million, respectively, principal amounts of the Notes under an Indenture by and among the Company, the subsidiary guarantor named therein, and the Trustee and collateral trustee. The Notes bear interest initially at 6.0% per annum.  On May 5, 2017, $37.5 million principal amount of the Notes were exchanged for 25,456,521 newly issued shares of our Common Stock and 2,000 shares of Special Voting Preferred Stock pursuant to the Mandatory Repurchase, reducing the outstanding principal amount of the Notes to $162.5 million.  The Notes mature on March 1, 2022, unless earlier repurchased, redeemed or converted in accordance with the terms of the Indenture prior to such date. Interest is payable on the Notes on each March 1, June 1, September 1 and December 1 of each year, commencing June 1, 2017.

The Notes were issued with conversion rights that were subject to receipt of the Requisite Stockholder Approval, which was obtained at a special meeting of stockholders held May 2, 2017.  The Notes are convertible at the option of the holder into shares of Common Stock based on an  initial conversion price of $2.2103 per share, subject to certain adjustments and the issuance of additional “make-whole” shares under certain circumstances specified in the Indenture. Subject to certain limitations, the Company will have the right to settle its conversion obligations on the Notes in Common Stock, or in cash or a combination thereof.  The Company has the right to redeem the Notes (i) on or after March 3, 2019 if the Common Stock trades above 150% of the conversion price for periods specified in the Indenture; and (ii) on or after March 1, 2021 without regard to such condition, in each case at par plus accrued interest.

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

ATM Program. We previously had an at-the-market issuance sales agreement with a third-party sales agent to sell, from time to time, shares of our Common Stock (the “ATM Program”) pursuant to which we could issue and sell shares of our Common Stock having an aggregate offering price up to $50.0 million in amounts and at times as we determined from time to time.  Actual issuances depended on a variety of factors to be determined by us, including, among others, market conditions, the trading price of our Common Stock, our determinations of the appropriate sources of funding for our company and potential uses of funding available to us.  For the period January 1, 2017 to January 20, 2017, we issued an additional 5,447,919 shares of Common Stock under the ATM

Program for net proceeds of $8.3 million.  The ATM Program expired on February 24, 2017 and we can no longer issue and sell additional shares of Common Stock under that ATM Program.

Former Revolving Credit Facility.  On March 3, 2017, we used a portion of the net proceeds from the Ares transactions described above to fully repay the $69.2 million of outstanding borrowings under our Revolving Credit Facility and terminate the facility.

Former Senior Secured Notes.  On March 3, 2017, we used a portion of the net proceeds from the Ares transactions described above to satisfy and discharge the $325.0 million of our outstanding Former Notes, including $7.0 million of prepayment premium and $10.0 million of accrued interest.

Preferred Stock.  Effective March 9, 2016, our Revolving Credit Facility prohibited the payment of cash dividends on our preferred stock commencing April 2016.  Accordingly, we ceased payment of dividends on our Series A Preferred Stock and Series B Preferred Stock in April 2016.  Dividends on the Series A Preferred Stock continued to accumulate regardless of whether any such dividends were declared or not at a fixed rate of 8.625% per annum of the aggregate $101.1 million stated value and liquidation preference.  Accumulated and unpaid dividends for the Series A Preferred Stock for the period April 2016 through December 2016 totaled $6.5 million, or $1.6171875 per share, at December 31, 2016.  Dividends on the Series B Preferred Stock continued to accumulate at a fixed rate of 10.75% per annum of the aggregate $53.5 million stated value and liquidation preference.  Accumulated and unpaid dividends for the Series B Preferred Stock for the period April 2016 through December 2016 totaled of $4.3 million, or $2.0156256 per share, at December 31, 2016.

Pursuant to Amendment No. 10 to our Revolving Credit Facility, on January 10, 2017, we declared a special cash dividend on the Series A Preferred Stock and Series B Preferred Stock to pay in full all accumulated and unpaid cash dividends since April 1, 2016 at an annualized 8.625% and 10.75%, respectively, which dividend was paid on January 31, 2017.  We have subsequently declared and paid monthly cash dividends on our outstanding Series A Preferred Stock and Series B Preferred Stock through April 30, 2017.  Under Amendment No. 10 to the Revolving Credit Facility, payment of the declared Series A and Series B Preferred Stock January 2017 dividend and monthly preferred stock cash dividends through May 2017 were permitted.  Under the agreement governing the Term Loan and the indenture governing the Notes, cash dividend payments are permitted through July 31, 2018 contingent upon the absence of any defaults.  From and after August 1, 2018, dividend payments on the outstanding Series A and Series B Preferred Stock are permitted subject to the further condition that we are in compliance with a fixed charge coverage ratio of not less than 1.0 to 1.0 from August 1, 2018, to, but excluding May 1, 2019 and of not less than 1.25 to 1.0 from and after May 1, 2019.  Dividends on the Series A and Series B Preferred Stock will accumulate regardless of whether any such dividends are declared. The Series A Preferred Stock dividend is a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference, or $2.15625 per share outstanding each year, and on the Series B Preferred Stock a fixed rate of 10.75% per annum of the $25.00 per share liquidation preference, or $2.6875 per share outstanding each year.  If the Company fails to pay full cash dividends in four calendar quarters, whether consecutive or non-consecutive, then the fixed rate of Series A and Series B Preferred Stock each increases by 2.00% and the holders, voting as a single class, will have the right to elect up to two directors to our board of directors.

For the three months ended March 31, 2017, we declared and paid dividends of $8.7 million for the Series A Preferred Stock and $5.7 million for the Series B Preferred Stock.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Part I, Item I. “Financial Statements, Note 2 – Summary of Significant Accounting Policies” of this report and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 Form 10-K”).

Recent Accounting Developments

For a discussion of recent accounting developments, see Part I, Item 1. “Financial Statements, Note 2 – Summary of Significant Accounting Policies” of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in natural gas, natural gas liquids, and oil prices, and interest rates.  The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for hedging purposes, rather than for speculative trading.

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our oil, condensate, natural gas and NGLs production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil, condensate, natural gas and NGLs in the region produced. Prices received for oil, condensate, natural gas and NGLs are volatile, unpredictable and beyond our control.  To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments.  For the three months ended March 31, 2017, a 10% change in the prices received for oil, condensate, natural gas and NGLs production would have had an approximate $1.7 million, impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk, respectively. See Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report for additional information regarding our hedging activities.

Interest Rate Risk

Prior to the pay-off of our Revolving Credit Facility in March 2017, we were exposed to changes in interest rates as a result of our Revolving Credit Facility.  We did not enter into interest rate hedging arrangements in the past.  The amount outstanding under the Term Loan is fixed at interest of 8.5% per annum and the amount outstanding under the Notes is at fixed interest of 6.0% per annum.

Item 4. Controls and Procedures

Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of current legal proceedings is set forth in Part I, Item 1. “Financial Statements, Note 11 – Commitments and Contingencies” of this report.

Item 1A. Risk Factors

Information about material risks related to our business, financial condition and results of operations for the three months ended March 31, 2017 does not materially differ from that set out under Part I, Item 1A. “Risk Factors” in our 2016 Form 10-K. You should carefully consider the risk factors and other information discussed in our 2016 Form 10-K, as well as the information provided in this report. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet be Purchased Under the Plan
January 1, 2017 – January 31, 2017	355,579	$1.66	—	n/a

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On May 5, 2017, pursuant to the purchase agreement for the Additional Notes, the Company repurchased $37.5 million aggregate principal amount of the Company’s Notes (the “Mandatory Repurchase”) held by funds managed indirectly by Ares Management LLC in exchange for the issuance of (i) 25,456,521 shares of the Company’s Common Stock and (ii) 2,000 shares of the Company’s Special Voting Preferred Stock. The Mandatory Repurchase was made pursuant to a material definitive agreement previously disclosed in the Company’s Current Report on Form 8-K, File No. 001-35211, filed with the SEC on March 22, 2017 and the shares of Common Stock and Special Voting Preferred Stock were issued in reliance on Section 3(a)(9) of the Securities Act. The Mandatory Repurchase reduced the Company’s obligation under the Notes by $37.5 million to $162.5 million in aggregate principal amount. The Mandatory Repurchase was approved at a special meeting of the Company by common stockholders, entitled to vote, on May 2, 2017.

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

GASTAR EXPLORATION INC.

Date: May 10, 2017	By:	/s/ J. RUSSELL PORTER
J. Russell Porter
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: May 10, 2017	By:	/s/ MICHAEL A. GERLICH
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

2.2

Letter Agreement, dated December 3, 2015, by and between Gastar Exploration Inc. and Husky Ventures, Inc., Silverstar of Nevada, Inc., Maximus Exploration, LLC and Atwood Acquisitions, LLC (incorporated by reference to Exhibit 2.18 of the Yearly Report on Form 10-K filed with the SEC on March 10, 2016.  File No. 001-35211).

2.3

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

2.6

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

3.9

Certificate of Elimination of Series C Junior Participating Preferred Stock of Gastar Exploration Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on April 6, 2017. File No. 001-35211).

3.10

Certificate of Designation of Special Voting Shares of Gastar Exploration Inc. dated March 22, 2017(incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 22, 2017. File No. 001-35211).

4.1

Rights Agreement, dated as of January 27, 2017, between Gastar Exploration Inc., as the Company, and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on January 30, 2017. File No. 001-35211).

4.2

Amendment No. 1 to the Rights Agreement, dated as of April 6, 2017, between Gastar Exploration Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on April 6, 2017. File No. 001-35211).

4.3

Indenture, dated as of March 3, 2017, between Gastar Exploration Inc. and Wilmington Trust, National Association as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on March 7, 2017. File No. 001-35211).

4.4

First Supplemental Indenture, dated as of March 21, 2017, between Gastar Exploration Inc. and Wilmington Trust, National Association as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on March 22, 2017. File No. 001-35211).

4.5	Form of Convertible Note due 2022 (incorporated by reference to Exhibit A to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on March 7, 2017. File No. 001-35211).

4.6

Registration Rights Agreement, dated as of March 3, 2017, by and among Gastar Exploration Inc. and each of the purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on March 7, 2017. File No. 001-35211).

4.7

Amendment No. 1 to the Registration Rights Agreement, dated as of March 21, 2017, by and among Gastar Exploration Inc. and each of the purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed with the SEC on March 22, 2017. File No. 001-35211).

10.1

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

10.2

Securities Purchase Agreement dated as of February 16, 2017, by and among Gastar Exploration Inc. and each of the purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 7, 2017. File No. 001-35211).

10.3

Amendment No. 1 to Securities Purchase Agreement dated as of March 3, 2017, by and among Gastar Exploration Inc. and each of the purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on March 7, 2017. File No. 001-35211).

10.4†

Purchase Letter Agreement, dated February 24, 2017 by and among Gastar Exploration Inc., John B. Kleinheinz, Kleinheinz Capital Partners, Inc., GKK Husky, L.L.C., Husky Oklahoma, LLC and Strong Oil and Gas, Ltd.

10.5†

Amendment No. 1 to Purchase Letter Agreement, dated March 16, 2017 by and among Gastar Exploration Inc., John B. Kleinheinz, Kleinheinz Capital Partners, Inc., GKK Husky, L.L.C., Husky Oklahoma, LLC and Strong Oil and Gas, Ltd.

10.6†

Amendment No. 2 to Purchase Letter Agreement, dated March 21, 2017 by and among Gastar Exploration Inc., John B. Kleinheinz, Kleinheinz Capital Partners, Inc., GKK Husky, L.L.C., Husky Oklahoma, LLC and Strong Oil and Gas, Ltd.

10.7

Third Amended and Restated Credit Agreement, dated as of March 3, 2017, among Gastar Exploration Inc., as borrower, certain subsidiaries of borrower, as guarantors, the lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on March 7, 2017. File No. 001-35211).

10.8

Intercreditor Agreement, dated March 3, 2017, between Wilmington Trust, National Association, as administrative agent for the priority lien secured parties and Wilmington Trust, National Association, as collateral trustee for the second lien secured parties (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on March 7, 2017. File No. 001-35211).

10.9

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

10.10

Third Amended and Restated Pledge and Security Agreement, dated March 3, 2017, by and among Gastar Exploration Inc., the subsidiary guarantor named therein and Wilmington Trust, National Association, as collateral trustee (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on March 7, 2017. File No. 001-35211).

10.11

Pledge and Security Agreement, dated March 3, 2017, by and among Gastar Exploration Inc., the subsidiary guarantor named therein and Wilmington Trust, National Association, as collateral trustee (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed with the SEC on March 7, 2017. File No. 001-35211).

10.12

Securities Purchase Agreement, dated as of March 20, 2017, by and among Gastar Exploration Inc. and each of the purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 22, 2017. File No. 001-35211).

10.13

Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of March 20, 2017, among Gastar Exploration Inc., as borrower, certain subsidiaries of borrower, as guarantors, the lenders party thereto and Wilmington Trust, National Association, as administrative agent. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on March 22, 2017. File No. 001-35211).

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