Form 10-Q
period 2017-06-30
Gastar Exploration Inc.
filed 2017-08-03
CIK 1431372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

The total number of outstanding shares of common stock, $0.001 par value per share, as of August 1, 2017 was 213,947,634.

GASTAR EXPLORATION INC.

QUARTERLY REPORT ON FORM 10-Q

For the three and six months ended June 30, 2017

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
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,686	$71,529
Accounts receivable, net of allowance for doubtful accounts of $1,953, respectively	56,273	26,883
Commodity derivative contracts	7,463	6,212
Prepaid expenses	725	755
Total current assets	103,147	105,379
PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties, full cost method of accounting:
Unproved properties, excluded from amortization	126,501	67,333
Proved properties	1,277,551	1,253,061
Total oil and natural gas properties	1,404,052	1,320,394
Furniture and equipment	3,015	2,622
Total property, plant and equipment	1,407,067	1,323,016
Accumulated depreciation, depletion and amortization	(1,141,715)	(1,131,012)
Total property, plant and equipment, net	265,352	192,004
OTHER ASSETS:
Restricted cash	369	—
Commodity derivative contracts	1,973	1,638
Deferred charges, net	—	676
Advances to operators and other assets	54	102
Other	405	405
Total other assets	2,801	2,821
TOTAL ASSETS	$371,300	$300,204
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$15,064	$8,867
Revenue payable	14,933	6,690
Accrued interest	812	3,515
Accrued drilling and operating costs	6,786	2,615
Advances from non-operators	2,895	3,504
Commodity derivative contracts	—	338
Commodity derivative premium payable	1,492	1,654
Asset retirement obligation	—	89
Other accrued liabilities	2,858	2,462
Total current liabilities	44,840	29,734
LONG-TERM LIABILITIES:
Long-term debt	330,841	404,493
Commodity derivative premium payable	281	969
Asset retirement obligation	4,399	5,443
Total long-term liabilities	335,521	410,905
Commitments and contingencies (Note 11)
STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.01 per share, 40,000,000 shares authorized
8.625% Series A Cumulative Preferred Stock, 10,000,000 shares designated; 4,045,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively, with liquidation preference of $25.00 per share	41	41
10.75% Series B Cumulative Preferred Stock, 10,000,000 shares designated; 2,140,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively, with liquidation preference of $25.00 per share	21	21
Common stock, par value $0.001 per share; 800,000,000 and 550,000,000 shares authorized at June 30, 2017 and December 31, 2016, respectively; 213,947,634 and 150,377,870 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	214	150
Additional paid-in capital	815,842	644,306
Accumulated deficit	(825,179)	(784,953)
Total stockholders’ deficit	(9,061)	(140,435)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$371,300	$300,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
REVENUES:
Oil and condensate	$12,744	$11,345	$24,934	$20,158
Natural gas	2,345	1,876	4,933	5,894
NGLs	2,179	1,710	4,770	3,405
Total oil, condensate, natural gas and NGLs revenues	17,268	14,931	34,637	29,457
Gain (loss) on commodity derivatives contracts	5,378	(2,778)	6,678	(2,493)
Total revenues	22,646	12,153	41,315	26,964
EXPENSES:
Production taxes	469	364	954	1,069
Lease operating expenses	5,146	4,584	10,218	10,663
Transportation, treating and gathering	440	395	751	1,008
Depreciation, depletion and amortization	6,051	5,591	10,703	19,320
Impairment of oil and natural gas properties	—	—	—	48,497
Accretion of asset retirement obligation	58	89	109	194
General and administrative expense	4,591	6,272	8,415	11,947
Total expenses	16,755	17,295	31,150	92,698
INCOME (LOSS) FROM OPERATIONS	5,891	(5,142)	10,165	(65,734)
OTHER INCOME (EXPENSE):
Interest expense	(8,736)	(9,263)	(19,585)	(18,561)
Loss on early extinguishment of debt	—	—	(12,172)	—
Investment income and other	66	(76)	115	(43)
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,779)	(14,481)	(21,477)	(84,338)
Provision for income taxes	—	—	—	—
NET LOSS	(2,779)	(14,481)	(21,477)	(84,338)
Dividends on preferred stock	(3,619)	—	(7,237)	(3,618)
Undeclared cumulative dividends on preferred stock	—	(3,619)	—	(3,619)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,398)	$(18,100)	$(28,714)	$(91,575)
NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$(0.03)	$(0.17)	$(0.16)	$(1.00)
Diluted	$(0.03)	$(0.17)	$(0.16)	$(1.00)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	199,547,446	104,009,337	181,430,409	91,398,735
Diluted	199,547,446	104,009,337	181,430,409	91,398,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,477)	$(84,338)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	10,703	19,320
Impairment of oil and natural gas properties	—	48,497
Stock-based compensation	2,199	2,335
Mark to market of commodity derivatives contracts:
Total (gain) loss on commodity derivatives contracts	(6,678)	2,493
Cash settlements of matured commodity derivatives contracts, net	3,553	9,581
Cash premiums paid for commodity derivatives contracts	—	(565)
Amortization of deferred financing costs and debt discount	4,927	2,825
Accretion of asset retirement obligation	109	194
Loss on sale of furniture and equipment	—	97
Loss on early extinguishment of debt	12,172	—
Changes in operating assets and liabilities:
Accounts receivable	(29,115)	4,260
Prepaid expenses	30	175
Accounts payable and accrued liabilities	6,983	570
Net cash (used in) provided by operating activities	(16,594)	5,444
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of oil and natural gas properties	(48,274)	(23,370)
(Acquisition of) refund for oil and natural gas properties	(54,462)	1,664
Proceeds from sale of oil and natural gas properties	26,780	77,621
Application of proceeds from non-operators	(609)	(162)
Advances to operators	—	(69)
(Purchase) sale of furniture and equipment	(393)	82
Net cash (used in) provided by investing activities	(76,958)	55,766
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	250,000	—
Proceeds from convertible notes	200,000	—
Repayment of senior secured notes	(325,000)	—
Repayment of revolving credit facility	(84,630)	(100,370)
Loss on early extinguishment of debt	(7,011)	—
Proceeds from issuance of common stock, net of issuance costs	56,367	45,069
Dividends on preferred stock	(18,092)	(3,618)
Deferred financing charges	(9,971)	(893)
Increase in restricted cash	(369)	—
Tax withholding related to restricted stock and performance based unit award vestings	(585)	(711)
Net cash provided by (used in) financing activities	60,709	(60,523)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,843)	687
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,529	50,074
CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,686	$50,761

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

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

	June 30, 2017	December 31, 2016
	(in thousands)
Allowance for doubtful accounts, beginning of period	$1,953	$—
Expense	—	1,953
Reductions/write-offs	—	—
Allowance for doubtful accounts, end of period	$1,953	$1,953

Recent Accounting Developments

Business Combinations.  In January 2017, the FASB issued updated guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The amendments in this update provide a screen to determine when a set is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  This screen reduces the number of transactions that need to be further evaluated.  If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements.  The amendments in this update affect all reporting entities that must determine whether they have acquired or sold a business and are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.  The amendments should be applied prospectively on or after the effective date and no disclosures are required at transition.  Early application is allowed as follows (1) for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and (2) for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance.  The application of this guidance to future acquisitions and disposals could have an effect on the Company’s financial position or results of operations.

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

Income Taxes.  In November 2015, the FASB issued updated guidance as part of its simplification initiative for the presentation of deferred taxes.  Current U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position where such classification generally does not align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled.  To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position and apply to all entities that present a classified statement of financial position, resulting in the alignment of the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. International Accounting Standard 1, Presentation of Financial Statements.  This updated guidance is effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company has adopted this guidance prospectively and such adoption did not have an impact on its consolidated financial statements.

Revenue Recognition.  In May 2014, the FASB issued an amendment to previously issued guidance regarding the recognition of revenue, which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition,” and most industry-specific guidance.  The FASB and the International Accounting Standards Board initiated a joint project to clarify the principles for recognizing revenue and to develop a common standard that would (i) remove inconsistencies and weaknesses in revenue requirements, (ii) provide a more robust framework for addressing revenue issues, (iii) improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, (iv) provide more useful information to users of financial statements through improved disclosure requirements and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance supersedes prior revenue recognition requirements and most industry-specific guidance throughout the FASB Accounting Standards Codification.   In 2015, the FASB delayed the effective date one year, beginning in fiscal year 2018.  The Company is currently determining the impacts of the new revenue recognition standard on its contracts.  The Company’s approach includes evaluating its key revenue contracts representative of its revenue and comparing historical accounting policies and practices to the new standard.  The Company’s revenue contracts are primarily normal purchase/normal sale contracts with index pricing that settle monthly.  To assess the impact of the new revenue recognition standard, the Company is utilizing external resources assisted by internal resources.  The Company evaluated a representative sample of revenue contracts to review, analyze and test to determine how specific contractual provisions could impact the classification of revenue under the new guidance.  Based on this sample, the Company believes that it has identified all material contract types that covers the majority of the Company’s revenue.  The Company is still working to quantify and disclose the expected impact, if any, of adopting the new guidance.  While the Company and the external resources have not yet concluded their testing and documentation, based on results to date, the Company does not expect that the new revenue recognition standard will have a material impact on its accounting for revenue upon adoption; however, there will be additional disclosures. The Company intends to apply the new standard utilizing a modified retrospective basis that could result in a cumulative effect adjustment as of January 1, 2018.

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

The following table summarizes the components of unproved properties excluded from amortization at the dates indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
Unproved properties, excluded from amortization:
Drilling in progress costs	$10,543	$1,100
Acreage acquisition costs	106,033	58,857
Capitalized interest	9,925	7,376
Total unproved properties excluded from amortization	$126,501	$67,333

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

	2017
	Total Year to Date Impairment	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$3.01	$2.73
WTI oil price (per Bbl)(1)		$48.95	$47.61
Impairment recorded (pre-tax) (in thousands)	$—	$—	$—

	2016
	Total Year to Date Impairment	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$2.24	$2.40
WTI oil price (per Bbl)(1)		$43.12	$46.26
Impairment recorded (pre-tax) (in thousands)	$48,497	$—	$48,497

(1)

For the respective periods, oil and natural gas prices are calculated using the trailing 12-month unweighted arithmetic average of the first-day-of-the-month prices based on Henry Hub spot natural gas prices and WTI spot oil prices.

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

Development Agreement

On October 14, 2016, the Company executed an agreement with STACK Exploration LLC (the “Investor”) (the “Development Agreement”) to jointly develop up to 60 Gastar operated wells in the STACK Play in Kingfisher County, Oklahoma (the “Drilling Program”).  The Drilling Program targets the Meramec and Osage formations within the Mississippi Lime in a contract area within three townships covering approximately 32,900 gross (21,200 net) undeveloped mineral acres under leases held by the Company. The Company is the operator of all wells jointly developed under the Development Agreement.

Under the Development Agreement, the Investor funds 90% of the Company’s working interest portion of drilling and completion costs to initially earn 80% of the Company’s working interest in each new well (in each case, proportionately reduced by other participating working interests in the well).  As a result, the Company will pay 10% of its working interest portion of such costs for 20% of its original working interest.

The proposed Drilling Program wells were to be mutually developed in three tranches of 20 wells each.  The locations of the first 20 wells, comprised of 18 Meramec formation wells and two Osage formation wells, were mutually agreed upon by the Company and the Investor.   Participation in the second tranche of 20 Drilling Program wells was to be at the election of the Investor and the third tranche of 20 wells will require mutual consent.  With respect to each 20-well tranche, when the Investor has achieved an aggregate 15% internal rate of return for its investment in the tranche, Investor’s interest will be reduced from 80% to 40% of the Company’s original working interest and the Company’s working interest increases from 20% to 60% of its original working interest.  When a tranche internal rate of return of 20% is achieved by the Investor, Investor’s working interest decreases to 10% and the Company’s working interest increases to 90% of the working interest originally owned by the Company.  The parties to the Development Agreement can mutually agree to expand the contract area and drilling formation focus.

As of July 31, 2017, the Investor has elected not to participate in the second tranche of wells.

Upon completion of a tranche, the Investor has the right, but not the obligation, for a period of six months to cause the Company to purchase the Investor’s interest in the Drilling Program that is not subject to final reversion (the “WI Tail”) for such tranche (the “Investor Put Right”) for fair market value by applying the methodology to determine a 15% discounted present value as defined by the Development Agreement.  If the Investor fails to exercise the Investor Put Right within the six-month period after achieving final reversion, then for a period of six months thereafter, the Company shall have the right, but not the obligation, to purchase the WI Tail from the Investor on the same fair market value approach of the Investor Put Right.  If final reversion has not been achieved by the eighth anniversary of the spud date of the first well in a given tranche, Investor will, for a period of six months thereafter, have the right to cause us to buy Investor’s then-current interest in such tranche at an agreed upon valuation.  Based on current commodity prices, well cost and production performance of the completed wells in the first tranche, the 15% of internal rate of return is not anticipated to be achieved.

As of June 30, 2017, the Company and the Investor had completed 18 gross (2.6 net) wells, all of which were on production, within the first tranche of the Drilling Program.  As of August 1, 2017, 19 gross (2.7 net) wells have been completed under the Drilling Program, all of which are on production.

Canadian County Property Sale

On October 19, 2016, the Company entered into a purchase and sale agreement to sell certain non-core leasehold interests in approximately 25,300 net acres of which only 19,100 net acres was ascribed allocated value and interests in 25 gross (11.2 net) wells primarily in northeast Canadian County and also in southeast Kingfisher County, Oklahoma to Red Bluff Resources Operating, LLC (“Red Bluff”) for approximately $71.0 million (of which up to $10.0 million is contingent upon the satisfaction of certain conditions), subject to certain adjustments and with a property sale effective date of August 1, 2016 (“South STACK Play Acreage Sale”).  As of June 30, 2017, the Company had received approximately $68.3 million of sales proceeds from the South STACK Play Acreage Sale.  Subsequent to June 30, 2017, we received the remaining sales proceeds of $1.1 million.  The sale was reflected as a reduction to the full cost pool and no adjustment to the income statement was necessary as it was determined not to be significant.

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

The table below provides a reconciliation of the Company’s long-term debt balance as presented in the condensed consolidated balance sheets for the periods presented:

	June 30, 2017	December 31, 2016
	(in thousands)

Term Loan, principal balance	$250,000	$—
Less:		—
Unamortized deferred financing costs(1)	(4,894)
Unamortized debt discount(1)	(23,950)
Term Loan, net	$221,156	$—

Notes, principal balance	$162,500	$—
Less:		—
Unamortized deferred financing costs(1)	(2,666)
Unamortized debt discount(1)	(50,149)
Notes, net	$109,685	$—

Revolving credit facility	$—	$84,630

Former senior secured notes	$—	$325,000
Less:
Unamortized deferred financing costs	—	(795)
Unamortized debt discount		(4,342)
Former senior secured notes, net	$—	$319,863

Total long-term debt	$330,841	$404,493

(1)

The unamortized deferred financing costs and debt discount will be amortized over the remaining life of the Term Loan (as defined below) and  Notes (as defined below), respectively, based on the effective interest method.

Ares Investment Transactions

On March 3, 2017, certain funds (the “Purchasers”) managed indirectly by Ares Management LLC (“Ares”) purchased from the Company for cash (i) $125.0 million aggregate principal amount of its Convertible Notes due 2022 (“Notes”) sold at par, which Notes, subject to the receipt of approval of the Company’s stockholders which was obtained on May 2, 2017, are convertible into common stock, par value $0.001 per share of the Company (the “Common Stock”) or, in certain circumstances, cash in lieu of Common Stock or a combination of cash and shares of Common Stock as described below and (ii) 29,408,305 shares of Common Stock for a purchase price of $50.0 million.  In addition, an affiliate of Ares concurrently loaned the Company $250.0 million pursuant to a senior secured first-lien term loan as further described below (the “Term Loan”).  The proceeds from the sale of the Notes, the Common Stock and the Term Loan were used to fully repay and redeem the Company’s prior Revolving Credit Facility (as defined below) and to satisfy and discharge its $325.0 million of 8.625% senior secured notes due May 2018, which were satisfied and discharged on March 3, 2017 by irrevocably calling for redemption and depositing with the indenture trustee cash in the amount of the redemption price of 102.156% of their principal amount plus accrued and unpaid interest to the redemption date of March 24, 2017, and to pay the expenses from the Ares transactions.

In order to provide funding for the STACK Leasehold Acquisition and a portion of the Company’s 2017 capital budget, on March 21, 2017, the Purchasers purchased from the Company for cash an additional $75.0 million aggregate principal amount of its Notes sold at par (the “Additional Notes”).

The Notes, including the Additional Notes, were issued with conversion rights that were subject to the approval of holders of issued and outstanding Common Stock (other than the Purchasers), which approval was obtained May 2, 2017 (the “Requisite Stockholder Approval”).  Pursuant to the purchase agreement for the Additional Notes, upon receipt of Requisite Stockholder Approval, Purchasers and the Company exchanged $37.5 million principal amount of the Additional Notes for (a) 25,456,521 newly issued shares of Common Stock (the “Repurchase Shares”) and (b) 2,000 shares of the Company’s Special Voting Preferred Stock, par value $0.01 per share (the “Mandatory Repurchase”).  The terms of Mandatory Repurchase, which was effected May 5, 2017, provided for one Repurchase Share issued for each $1.4731 of outstanding principal of the repurchased Notes, which was based on the 10-day volume weighted average trading price (“VWAP”) of the Common Stock for the period ended March 17, 2017. The exchange reduced the aggregate principal amount of issued and outstanding Notes from $200.0 million to $162.5 million at June 30, 2017.

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

On March 20, 2017, the Company, together with the parties thereto, entered into an Amendment No. 1 to the Third Amended and Restated Credit Agreement which amendment permitted the issuance of the Additional Notes.

On August 2, 2017, the Company, together with the parties thereto, entered into an Amendment No. 2 to the Third Amended and Restated Credit Agreement (“Amendment No. 2”).  Amendment No. 2 amended the Term Loan, to among other things, (i) allow for the payment of pay in kind (“PIK”) interest at the applicable PIK percentage and (ii) increased the applicable rate for periods ending after June 30, 2017 from 8.5% per annum to 10.25% per annum.  Amendment No. 2 allows the Company to elect to PIK upon proper notice 100% of interest payments due after June 30, 2017 and prior to December 31, 2018 and at the Company’s election, PIK between 0% and 50% of any interest payments occurring after December 31, 2018 (other than interest due on the maturity date or the date of any repayment or prepayment).  The Term Loan interest rate increased to 10.25% for all interest periods post June 30, 2017 and the PIK interest shall be paid quarterly by the issuance of additional Term Loan notes on the applicable interest payment date.

A carrying amount of the Term Loan for the period indicated is as follows:

June 30, 2017
(in thousands)

Term Loan, principal balance	$250,000
Less:
Unamortized deferred financing costs(1)	(4,894)
Unamortized debt discount(1)	(23,950)
Term loan, net	$221,156

(1)	The unamortized deferred financing costs and debt discount will be amortized over the remaining life of the Term Loan based on the effective interest method.

Indenture and Notes

On March 3, 2017, the Company entered into an indenture (the “Indenture”) by and among the Company, the subsidiary guarantor named therein, and Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral trustee, with respect to the Notes. The principal terms of the Notes are governed by the Indenture. Pursuant to the Indenture, the Notes were issued for cash at par, bear interest at 6.0% per annum and will mature on March 1, 2022, unless earlier repurchased, redeemed or converted in accordance with the terms of the Indenture. Interest is payable on the Notes on each March 1, June 1, September 1 and December 1 of each year, commencing on June 1, 2017.

Pursuant to the Indenture, Requisite Stockholder Approval was required on or before July 3, 2017 to approve the conversion rights of the Notes (including the Additional Notes) to be convertible at the option of the holder into shares of Common Stock based on the terms of the Indenture.  Requisite Stockholder Approval was obtained on May 2, 2017 at a special meeting of stockholders.

The interest rate on the Notes was subject to an increase in certain circumstances if the Company fails to comply with certain obligations under a Registration Rights Agreement described in “Note 7 – Capital Stock” below, and on the Notes in the case of certain issuances of Common Stock by the Company at a price below $1.7002 per share (subject to adjustment).

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

The carrying amount of the liability component of the Notes for the period indicated is as follows:

June 30, 2017
(in thousands)

Notes, principal balance	$162,500
Less:
Unamortized deferred financing costs(1)	(2,666)
Unamortized debt discount(1)	(50,149)
Notes, net	$109,685

(1)The unamortized deferred financing costs and debt discount will be amortized over the remaining life of the Notes based on the effective interest method.

The carrying amount of the equity components of the Notes recorded in additional paid in capital for the period indicated is as follows:

June 30, 2017
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

On January 10, 2017, the Company, together with the parties thereto, entered into Amendment No. 10, which amended the Revolving Credit Facility to, among other things, permit the payment of certain cash dividends on its preferred stock, including the dividends declared payable on January 31, 2017, provided that (i) the Company’s borrowing base was correspondingly reduced in the amount of any such dividend payment and (ii) the Company paid down its outstanding indebtedness under the Revolving Credit Facility in the amount of any resulting borrowing base deficiency.

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

Senior Secured Notes

At December 31, 2016, the Company had $325.0 million aggregate principal amount of 8 5/8% Senior Secured Notes due May 15, 2018 (the “Former Notes”) outstanding under an indenture by and among the Company, the Guarantors named therein (the “Guarantors”), Wells Fargo Bank, National Association, as Trustee (in such capacity, the “Trustee”) and Collateral Agent.  The Notes bore interest at a rate of 8.625% per year, payable semi-annually in arrears on May 15 and November 15 of each year.  Effective May 17, 2016, Wells Fargo Bank, National Association resigned as Trustee and Collateral Agent and Wilmington Trust was appointed Trustee and Collateral Agent pursuant to the Indenture.

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

Certain of the Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations, unproved properties and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements. The Company assesses its unproved properties for impairment whenever events or circumstances indicate the carrying value of those properties may not be recoverable. The fair value of the unproved properties is measured using an income approach based upon internal estimates of future production levels, current and future prices, drilling and operating costs, discount rates, current drilling plans and favorable and unfavorable drilling activity on the properties being evaluated and/or adjacent properties or estimated market data based on area transactions, which are Level 3 (as defined below) inputs.   As no other fair value measurements are required to be recognized on a non-recurring basis at June 30, 2017, no additional disclosures are provided at June 30, 2017.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	Fair value as of June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$38,686	$—	$—	$38,686
Commodity derivative contracts	—	—	9,436	9,436
Liabilities:
Commodity derivative contracts	—	—	-	—
Total	$38,686	$—	$9,436	$48,122

	Fair value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$71,529	$—	$—	$71,529
Commodity derivative contracts	—	—	7,850	7,850
Liabilities:
Commodity derivative contracts	—	—	(338)	(338)
Total	$71,529	$—	$7,512	$79,041

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the three and six months ended June 30, 2017 and 2016.  Level 3 instruments presented in the table consist of net derivatives that, in management’s opinion, reflect the assumptions a marketplace participant would have used at June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$6,477	$16,076	$7,512	$24,418
Total gains (losses) included in earnings	5,378	(2,778)	6,678	(2,493)
Purchases	—	565	470	565
Issuances	—	(165)	—	(165)
Settlements(1)	(2,419)	(916)	(5,224)	(9,543)
Balance at end of period	$9,436	$12,782	$9,436	$12,782
The amount of total gains (losses) for the period included in earnings attributable to the change in mark to market of commodity derivatives contracts still held at June 30, 2017 and 2016	$3,356	$(3,343)	$2,774	$(9,840)

(1)	Included in gain (loss) on commodity derivatives contracts on the condensed consolidated statements of operations.

At June 30, 2017, the estimated fair value of accounts receivable, accounts and revenue payables approximates their carrying value due to their short-term nature. The estimated fair value of the Notes excluding the conversion feature at June 30, 2017 was

$99.0 million calculated based on the fair value of similar non-convertible debt instruments (Level 2) since an observable quoted price of the Notes or a similar asset or liability is not readily available.  The estimated fair value of the Term Loan at June 30, 2017 was $205.4 million calculated based on the fair value of similar debt instruments (Level 2) since an observable price of the Term Loan or a similar asset or liability is not readily available.

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

All derivative contracts are carried at their fair value on the balance sheet and all changes in value are recorded in the condensed consolidated statements of operations in (loss) gain on commodity derivatives contracts.  For the three months ended June 30, 2017 and 2016, the Company reported a gain of $3.4 million and a loss of $3.3 million, respectively, in the condensed consolidated statements of operations related to the change in the fair value of its commodity derivative contracts still held at June 30, 2017 and 2016.  For the six months ended June 30, 2017 and 2016, the Company reported a gain of $2.8 million and a loss of $9.8 million, respectively, in the consolidated statements of operations related to the change in the fair value of its commodity derivative contracts still held at June 30, 2017 and 2016.

As of June 30, 2017, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume(1)	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in Bbls)
July to December 2017	Costless three-way collar	280	51,250	$—	$80.00	$65.00	$97.25
July to September 2017	Costless three-way collar	250	23,000	$—	$80.00	$60.00	$98.70
October 2017	Costless three-way collar	200	6,200	$—	$80.00	$60.00	$98.70
November 2017	Costless three-way collar	250	7,500	$—	$80.00	$60.00	$98.70
December 2017	Costless three-way collar	200	6,200	$—	$80.00	$60.00	$98.70
July to December 2017	Put spread	500	92,000	$—	$82.00	$62.00	$—
July to December 2017	Fixed price swap	400	73,600	$54.50	$—	$—	$—
July to September 2017	Fixed price swap	150	13,800	$53.55	$—	$—	$—
October to December 2017	Fixed price swap	150	13,800	$53.80	$—	$—	$—
October to December 2017	Fixed price swap	150	13,800	$50.25	$—	$—	$—
January to December 2018	Costless three-way collar	500	182,500	$—	$50.00	$40.00	$61.60
January to March 2018	Costless three-way collar	1,800	162,000	$—	$47.50	$37.50	$57.85
April to June 2018	Costless three-way collar	1,700	154,700	$—	$47.50	$37.50	$57.85
July to September 2018	Costless three-way collar	1,600	147,200	$—	$47.50	$37.50	$57.85
October to December 2018	Costless three-way collar	1,700	156,400	$—	$47.50	$37.50	$57.85
January to August 2018	Put spread	425	103,275	$—	$80.00	$60.00	$—
January to June 2018	Fixed price swap	600	108,600	$51.20	$—	$—	$—
July to September 2018	Fixed price swap	500	46,000	$51.20	$—	$—	$—
October to December 2018	Fixed price swap	600	55,200	$51.20	$—	$—	$—
January to September 2019	Costless three-way collar	2,000	546,000	$—	$47.50	$37.50	$59.70
October to December 2019	Costless three-way collar	1,900	174,800	$—	$47.50	$37.50	$59.70
January to September 2019	Fixed price swap	700	191,100	$50.40	$—	$—	$—
October to December 2019	Fixed price swap	600	55,200	$50.40	$—	$—	$—

(1)	Crude volumes hedged include oil, condensate and certain components of our NGLs production.

As of June 30, 2017, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in MMBtus)
July to December 2017	Costless three-way collar	5,000	920,000	$—	$3.00	$2.35	$4.00
July to September 2017	Fixed price swap	2,300	211,600	$3.34	$—	$—	$—
October to December 2017	Fixed price swap	2,600	239,200	$3.40	$—	$—	$—
July to September 2017	Costless Collar	2,300	211,600	$—	$3.00	$—	$3.73
October to December 2017	Costless Collar	2,600	239,200	$—	$3.00	$—	$3.89
January to December 2018	Costless three-way collar	5,000	1,825,000	$—	$3.00	$2.35	$4.00
January to March 2018	Costless Collar	5,800	522,000	$—	$3.00	$—	$4.28

As of June 30, 2017, all of the Company’s economic derivative hedge positions were with large institutions, which are not known to the Company to be in default on their derivative positions.  The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.

In conjunction with certain derivative hedging activity, the Company deferred the payment of certain put premiums for the production month period July 2017 through December 2018. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month. The Company amortizes the deferred put premium liabilities as they become payable. The following table provides information regarding the deferred put premium liabilities for the periods indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
Current commodity derivative put premium payable	$1,492	$1,654
Long-term commodity derivative put premium payable	281	969
Total unamortized put premium liabilities	$1,773	$2,623

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
	(in thousands)
Put premium liabilities, beginning balance	$2,170	$2,623
Settlement of put premium liabilities	(397)	(1,320)
Additional put premium liabilities	—	470
Put premium liabilities, ending balance	$1,773	$1,773

The following table provides information regarding the amortization of the deferred put premium liabilities by year as of June 30, 2017:

Amortization
(in thousands)
July to December 2017	$804
January to December 2018	969
Total unamortized put premium liabilities	$1,773

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated statement of financial position and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	June 30, 2017	December 31, 2016
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Current assets	$7,463	$6,212
Commodity derivative contracts	Other assets	1,973	1,638
Commodity derivative contracts	Current liabilities	—	(338)
Total derivatives not designated as hedging instruments		$9,436	$7,512

		Amount of Gain (Loss) Recognized in Income on Derivatives For the Three Months Ended June 30,
	Location of Gain (Loss) Recognized in Income on Derivatives	2017	2016
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Gain (loss) on commodity derivatives contracts	$5,378	$(2,778)
Total		$5,378	$(2,778)

		Amount of Gain (Loss) Recognized in Income on Derivatives For the Six Months Ended June 30,
	Location of Gain (Loss) Recognized in Income on Derivatives	2017	2016
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Gain (loss) on commodity derivatives contracts	$6,678	$(2,493)
Total		$6,678	$(2,493)

7.	Capital Stock

Common Stock

On May 7, 2015, the Company entered into the ATM Program with MLV & Co. LLC (the “Sales Agent”) to sell, from time to time through the Sales Agent, shares of the Company’s common stock.  The shares were issued pursuant to the Company’s then-existing effective shelf registration statement on Form S-3, as amended (Registration No. 333-193832).  The Company registered shares having an aggregate offering price of up to $50.0 million.  During the year ended December 31, 2016, 18,606,943 shares were sold through the ATM Program for net proceeds of $24.4 million.  For the period January 1, 2017 to February 20, 2017, the Company sold 5,447,919 shares through the ATM Program for net proceeds of $8.3 million.  The ATM Program expired February 24, 2017.

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

On March 21, 2017, the Company sold to Purchasers an additional $75.0 million aggregate principal amount of Notes. Pursuant to the purchase agreement for the Additional Notes, after obtaining the Requisite Stockholder Approval, on May 5, 2017, the Company and the Purchasers exchanged $37.5 million aggregate principal amount of the outstanding Additional Notes for the issuance to Purchasers of (a) 25,456,521 newly issued shares of Common Stock based on the 10-day trading VWAP of $1.4731 for the period ended March 17, 2017 and (b) 2,000 shares of the Company’s Special Voting Preferred Stock, par value $0.01 per share.

The Notes are convertible into shares of Common Stock as described in more detail in Note 4.

On June 27, 2017, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 550,000,000 to 800,000,000, which amendment became effective on July 24, 2017.

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

Series A Preferred Stock

At June 30, 2017, there were 4,045,000 shares of the Series A Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

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

Dividends on the Series A Preferred Stock accumulate regardless of whether any such dividends are declared.  If the Company fails to pay full cash dividends in four calendar quarters, whether consecutive or non-consecutive, then commencing in the calendar month following the first month in such fourth calendar quarter in which cash dividends are not paid in full, and until accumulated dividends are paid in full for four calendar quarters with the last two calendar quarters’ dividends paid in cash, (i) the fixed dividend rate of Series A Preferred Stock each increases by 2.00% per annum, (ii) the Company may be required to issue a dividend of common stock to pay accrued and unpaid dividends, if such dividends are not paid in cash, provided it has sufficient surplus to pay such a dividend under state law, and (iii) the holders of Series A Preferred Stock and Series B Preferred Stock,  voting as a single class, will have the right to elect up to two additional directors to the board of directors of the Company.  Under certain circumstances, “pay in kind” dividends of additional shares of Series A Preferred Stock may be payable in lieu of cash or common stock dividends.  For the three and six months ended June 30, 2017, the Company recognized dividends of $2.2 million and $4.4 million, respectively, for the Series A Preferred Stock.  For the three and six months ended June 30, 2016, the Company recognized undeclared cumulative dividends of $2.2 million for the Series A Preferred Stock, respectively, and for the six months ended June 30, 2016, the Company recognized cash dividends on preferred stock of $2.2 million for the Series A Preferred Stock.  In response to the decline in oil prices and to preserve liquidity, on August 1, 2017, the Company elected to suspend Series A Preferred Stock dividends commencing August 2017.

Series B Preferred Stock

At June 30, 2017, there were 2,140,000 shares of the Series B Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

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

Dividends on the Series B Preferred Stock will accumulate regardless of whether any such dividends are declared. If the Company fails to pay full cash dividends in four calendar quarters, whether consecutive or non-consecutive, then commencing in the calendar month following the first month in such fourth calendar quarter in which cash dividends are not paid in full, and until accumulated dividends are paid in full for four calendar quarters with the last two calendar quarters’ dividends paid in cash, (i) the fixed dividend rate of Series B Preferred Stock each increases by 2.00% per annum, (ii) the Company may be  required to issue a dividend of common stock to pay accrued and unpaid dividends, if such dividends are not paid in cash, provided it has sufficient surplus to pay such a dividend under state law, and (iii) the holders of Series A Preferred Stock and Series B Preferred Stock,  voting as a single class, will have the right to elect up to two additional directors to the board of directors of the Company.  Under certain circumstances, “pay in kind” dividends of additional shares of Series B Preferred Stock may be payable in lieu of cash or common stock dividends.  For the three and six months ended June 30, 2017, the Company recognized dividends of $1.4 million and $2.9 million, respectively, for the Series B Preferred Stock.  For the three and six months ended June 30, 2016, the Company recognized undeclared cumulative dividends of $1.4 million for the Series B Preferred Stock, respectively, and for the six months ended June 30, 2016, the Company recognized cash dividends on preferred stock of $1.4 million for the Series B Preferred Stock.  In response to the decline in oil prices and to preserve liquidity, on August 1, 2017, the Company elected to suspend Series B Preferred Stock dividends commencing August 2017.

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

Other Share Issuances

The following table provides information regarding the issuances and forfeitures of common stock pursuant to the Company's long-term incentive plan for the periods indicated:

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Other share issuances:
Shares of restricted common stock granted	2,380,127	3,649,345
Shares of restricted common stock vested	—	1,168,925
Shares of restricted common stock surrendered upon vesting/exercise(1)	—	355,579
Shares of restricted common stock forfeited	36,474	36,747

_________________

(1)	Represents shares of common stock forfeited in connection with the payment of estimated withholding taxes on shares of restricted common stock that vested during the period.

On June 27, 2017, the Company’s stockholders approved an amendment to the Gastar Exploration Inc. Long-Term Incentive Plan (the “LTIP”), effective May 2, 2017, to, among other things, increase the number of shares of common stock reserved for issuance under the LTIP by 14,000,000 shares of common stock.  There were 11,514,017 shares of common stock available for issuance under the LTIP at June 30, 2017.  Due to a shortage in number of shares available under the LTIP at the time of the annual equity grant in January 2017, the Company granted 372,741 restricted stock units and 171,310 restricted stock units to its chief executive officer and chief financial officer, respectively.  The restricted stock units were granted in place of restricted common stock and upon approval of stockholders of additional shares to the LTIP, the restricted stock units were converted to restricted common stock that will vest in three equal annual installments beginning on January 30, 2018.  Additionally, the Company granted 372,741 performance based rights units and 171,310 performance based rights units to its chief executive officer and chief financial officer, respectively.  The performance based rights units were issued in place of performance based units and upon approval of stockholders of additional shares to the LTIP, the performance based rights units were converted to performance based units that will vest in their entirety at the end of a three-year performance period with settlement in common stock between 0% and 200% of the target award based on the Company’s share price appreciation over a three-year performance period relative to a peer index. The performance based rights units have no voting rights.

Shares Reserved

At June 30, 2017, the Company had 214,600 common shares reserved for the exercise of stock options.

8.	Interest Expense

The following table summarizes the components of interest expense for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Interest expense:
Cash and accrued	$7,447	$8,210	$17,206	$17,117
Amortization of deferred financing costs and debt discount	3,217	1,836	4,927	2,825
Capitalized interest	(1,928)	(783)	(2,548)	(1,381)
Total interest expense	$8,736	$9,263	$19,585	$18,561

9.	Income Taxes

For the three and six months ended June 30, 2017 and 2016, respectively, the Company did not recognize a current income tax benefit or provision as the Company has a full valuation allowance against assets created by net operating losses generated.  The Company believes it more likely than not that the assets will not be utilized.  In connection with the Company’s recent equity and convertible debt transactions during 2017, the Company believes that the utilization of net operating losses in future years could be subjected to limitations by reason of an “ownership change” as defined under Section 382 of the Internal Revenue Code.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share and share data)
Net loss attributable to common stockholders	$(6,398)	$(18,100)	$(28,714)	$(91,575)
Weighted average common shares outstanding - basic	199,547,446	104,009,337	181,430,409	91,398,735
Incremental shares from unvested restricted shares	—	—	—	—
Incremental shares from outstanding stock options	—	—	—	—
Incremental shares from outstanding PBUs	—	—	—	—
Weighted average common shares outstanding - diluted	199,547,446	104,009,337	181,430,409	91,398,735
Net loss per share of common stock attributable to common stockholders:
Basic	$(0.03)	$(0.17)	$(0.16)	$(1.00)
Diluted	$(0.03)	$(0.17)	$(0.16)	$(1.00)
Common shares excluded from denominator as anti-dilutive:
Unvested restricted shares	681,564	150,761	860,589	651,700
Unvested PBUs	1,068,520	886,979	816,987	1,026,038
Convertible notes	81,913,029	—	58,134,705	—
Total	83,663,113	1,037,740	59,812,281	1,677,738

11.	Commitments and Contingencies

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

Torchlight Energy Resources, Inc., Torchlight Energy, Inc. v. Husky Ventures, Inc., et al., (Cause No. 429-01961-2016) 429th Judicial District Court in Collin County, Texas. Torchlight Energy Resources, Inc. and Torchlight Energy, Inc. (collectively “Torchlight”) brought a lawsuit against the Company, two of its executive officers, its chairman of the board of directors and a former director of the Company on May 3, 2016 in Collin County, Texas (the “Torchlight Lawsuit”). The Torchlight Lawsuit arises primarily out of Torchlight’s business dealings with Husky Ventures, Inc. (“Husky”) in Oklahoma. Husky and several of its employees and affiliates are also defendants in the Torchlight Lawsuit. As part of settlement negotiations between Husky and the Company in a separate lawsuit, Husky informed the Company that it had agreed to repurchase assets from Torchlight that Husky had previously sold to Torchlight (the “Torchlight Assets”). Husky offered to sell those Torchlight Assets to the Company. In the Purchase and Sale Agreement between Torchlight and Husky, Torchlight expressly acknowledged that the Torchlight Assets were to be sold to the Company and released the Company from any claims arising out of the sale of the Torchlight Assets. Despite this release, Torchlight alleged multiple causes of action against the Company and its officers and directors arising out of the sale of the Torchlight Assets and Torchlight’s other business dealings it had with Husky.

On August 17, 2016, Plaintiffs nonsuited, without prejudice, their claims against the former chairman of the board.  On May 22, 2017, the court granted the Company’s motion for summary judgment and dismissed all of the Plaintiffs’ claims against the Company and the Company’s other officers and directors in their entirety.  The Company has also filed a counterclaim against Torchlight for breach of the release in the Purchase and Sale Agreement which is still pending.

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

12.	Statement of Cash Flows – Supplemental Information

The following is a summary of the supplemental cash paid and non-cash transactions for the periods indicated:

	For the Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash paid for interest, net of capitalized amounts	$17,361	$15,953
Non-cash transactions:
Capital expenditures included in accounts payable and accrued drilling costs	$8,820	$515
Capital expenditures included in accounts receivable	$76	$409
Asset retirement obligation included in oil and natural gas properties	$289	$92
Asset retirement obligation sold	$(1,533)	$(694)
Application of advances to operators	$49	$(160)
Non-cash financing charges excluded from accounts payable and accrued liabilities	$501	$32
Expenses accrued for issuance of common stock	$—	$253
Conversion of convertible debt to equity	$37,500	$—

13.    Subsequent Events

On August 2, 2017, the Company entered into Amendment No. 2 to the Third Amended and Restated Credit Agreement.    Amendment No. 2 amended the Term Loan, to among other things, (i) allow for the payment of PIK interest at the applicable PIK percentage and (ii) increased the applicable rate for periods ending after June 30, 2017 from 8.5% per annum to 10.25% per annum.  Amendment No. 2 allows the Company to elect to PIK upon proper notice 100% of interest payments due after June 30, 2017 and prior to December 31, 2018 and at the Company’s election, PIK between 0% and 50% of any interest payments occurring after December 31, 2018 (other than interest due on the maturity date or the date of any repayment or prepayment).  The Term Loan interest rate increased to 10.25% for all interest periods post June 30, 2017 and the PIK interest shall be paid quarterly by the issuance of additional Term Loan notes on the applicable interest payment date.

On August 1, 2017, the Company elected to suspend cash dividends on the Series A Preferred Stock and Series B Preferred Stock commencing August 2017.

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

For a more detailed description of the risks and uncertainties that we face and other factors that could affect our financial performance or cause our actual results to differ materially from our projected results please see (i) Part II, Item 1A. “Risk Factors” and elsewhere in this report, (ii) Part II, Item 1A. “Risk Factors” and elsewhere in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, (iii) Part I, Item 1A. “Risk Factors” and elsewhere in our 2016 Form 10-K, (iv) our subsequent reports and registration statements filed from time to time with the SEC and (v) other announcements we make from time to time.

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

Our current operational activities are conducted in, and our consolidated revenues are generated from, markets exclusively in the U.S.  As of June 30, 2017, our major assets consist of approximately 133,700 gross (89,900 net) acres in Oklahoma (34% undeveloped) of which approximately 78,500 gross (63,200 net) acres are deemed to have multi-STACK Play potential.

The following discussion addresses material changes in our results of operations for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 and material changes in our financial condition since December 31, 2016. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Part I, Item 1. “Financial Statements” of this report, as well as our 2016 Form 10-K, which includes important disclosures regarding our critical accounting policies as part of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Form 10-K.

Oil and Natural Gas Activities

The following provides an overview of our major oil and natural gas projects. While actively pursuing specific exploration and development activities in the Mid-Continent area, there is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.

Mid-Continent Horizontal Oil Play.

We believe that our acreage is prospective in the normally pressured oil window of the STACK Play, an area of central Oklahoma that includes oil and natural gas-rich formations such as the Meramec, Osage and Woodford Shale, ranging in depth from 6,000 to 9,000 feet, and in the shallow Oswego formation as well as the proven Hunton limestone horizontal oil play.  We believe that the STACK Play is one of the most economic plays in North America.  It is a horizontal drilling play in an area of previously drilled vertical wells with multiple productive reservoirs that are predominantly oil producing.  The STACK Play encompasses all or parts of Blaine, Canadian, Garfield, Kingfisher and Major counties in Oklahoma. STACK is an acronym for Sooner Trend Anadarko basin Canadian and Kingfisher counties.  At June 30, 2017, we held leases covering approximately 133,700 gross (89,900 net) acres in Garfield, Kingfisher, Logan, Blaine and Oklahoma Counties, Oklahoma within the STACK Play.

Our leasing activities primarily located in northwest Kingfisher County, Oklahoma, began in 2012 initially with an AMI co-participant whom we bought out and assumed operatorship of the acquired wells in December 2015 (the “Husky Acquisition”).

On October 14, 2016, we executed a definitive agreement with STACK Exploration LLC (the “Investor”) to jointly develop up to 60 Gastar operated wells in the STACK Play in Kingfisher County, Oklahoma (the “Development Agreement”).  The drilling program (the “Drilling Program”) targets the Meramec and Osage formations within the Mississippi Lime in a contract area within three townships covering approximately 32,900 gross (21,200 net) undeveloped net mineral acres under leases held by us. We serve as operator of all wells jointly developed under the Development Agreement.

Under the Development Agreement, the Investor funds 90% of our working interest portion of drilling and completion costs to initially earn 80% of our working interest in each new well (in each case, proportionately reduced by other participating working interests in the well).  As a result, we will pay 10% of our working interest portion of such costs for 20% of our original working interest in the well.

The Drilling Program wells were to be mutually developed in three tranches of 20 wells each.  The locations of the first 20 wells, comprised of 18 Meramec formation wells and two Osage formation wells, were mutually agreed upon by us and the Investor.  Participation in the second tranche of 20 Drilling Program wells was to be at the election of the Investor and the third tranche of 20 wells was to require mutual consent.  As of  July 31, 2017, the Investor has elected not to participate in a second tranche of wells.

With respect to each 20 well tranche drilled, when the Investor has achieved an aggregate 15% internal rate of return for its investment in the tranche, its interest will be reduced from 80% to 40% of our original working interest and our working interest increases from 20% to 60% of our original working interest.  When a tranche internal rate of return of 20% is achieved by the Investor, Investor’s working interest decreases to 10% and our working interest increases to 90% of the working interest originally owned by us.  The parties to the Development Agreement can mutually agree to expand the contract area and formation focus.

After final reversion of each tranche (the “WI Tail”), the Investor has the right, but not the obligation, for a period of six months after final reversion to cause us to purchase the Investor’s WI Tail in the Drilling Program for such tranche (the “Investor Put Right”) for fair market value by applying the methodology to determine a 15% discounted present value as defined by the Development Agreement.  If the Investor fails to exercise the Investor Put Right within the six-month period after achieving final reversion, then for a period of six months thereafter, we shall have the right, but not the obligation, to purchase the WI Tail from the Investor on the same fair market value approach of the Investor Put Right.  If final reversion has not been achieved by the eighth anniversary of the spud date of the first well in a given tranche, Investor will, for a period of six months thereafter, have the right to cause us to buy Investor’s then-current interest in such tranche at an agreed upon valuation.  Based on current commodity prices, well cost and production performance of the wells in the first tranche, the 15% internal rate of return is not anticipated to be achieved.

As of June 30, 2017, we had drilled and completed 18 gross (2.6 net) wells under the first tranche of the Development Agreement, all of which were on production.  As of August 1, 2017, we have drilled and completed a total of 19 gross (2.7 net) wells under the first tranche of the Development Agreement, all of which were on production or have commenced initial flow back.

On October 19, 2016, we entered into a purchase and sale agreement to sell certain non-core leasehold interests in approximately 25,300 net acres of which only 19,100 net acres was ascribed allocated value and interests in 25 gross (11.2 net) wells primarily in northeast Canadian County and also in southeast Kingfisher County, Oklahoma to Red Bluff Resources Operating, LLC, a Delaware limited liability company, (“Red Bluff”) for approximately $71.0 million (of which up to $10.0 million is contingent upon the satisfaction of certain conditions), subject to certain adjustments and with a property sale effective date of August 1, 2016 (“South STACK Play Acreage Sale”).  On November 18, 2016, we and Red Bluff executed and delivered two amendments to the sale agreement and entered into a relating closing agreement, which, among other things, allocated $1.4 million of the purchase price to producing properties with the remainder of the purchase price to non-producing properties.  As of June 30, 2017, we had received approximately $68.3 million of the South STACK Play Acreage Sale proceeds.  Subsequent to June 30, 2017, we received the remaining proceeds of $1.1 million.

During the three and six months ended June 30, 2017, Gastar spud two gross (0.1 net) and six gross (0.5 net) operated Meramec wells, respectively, and commenced flow back on seven gross (0.8 net) and 13 gross (1.6 net) operated Meramec wells, respectively.  Subsequent to June 30, 2017 through July 31, 2017, Gastar spud one gross (0.5 net) operated Meramec well.

During the three and six months ended June 30, 2017, Gastar spud eight gross (5.9 net) and 11 gross (7.8 net) operated Osage wells, respectively, and commenced flow back on three gross (2.7 net) and four gross (2.8 net) operated Osage wells, respectively.  Subsequent to June 30, 2017 through July 31, 2017, Gastar spud one gross (0.5 net) operated Osage well and commenced flow back on four gross (2.6 net) operated Osage wells.

Subsequent to May 10, 2017 through July 31, 2017, nine gross (1,1 net) Meramec wells obtained a 24-hour average peak production rate of 614 Boe/d (79%) oil and one gross (1.0 net) Osage well obtained a 24-hour average peak production rate of 201 Boe/d (57% oil).

During 2017, we have elected to participate in various non-operated wells in the Meramec, Osage and Oswego formations to further delineate our STACK Play acreage position.  Of the 2017 non-operated wells that we have elected to participate, currently two gross (0.3 net) non-operated Meramec wells and two gross (0.6 net) non-operated Osage wells have been placed on production.  We anticipate that we will continue to receive election notices regarding proposed non-operated STACK wells.

The following table provides production and operational information about the Mid-Continent for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Mid-Continent	2017	2016	2017	2016
Net Production:
Oil and condensate (MBbl)	277	271	527	548
Natural gas (MMcf)	923	970	1,784	1,920
NGLs (MBbl)	128	133	245	252
Total net production (MBoe)	559	566	1,070	1,120
Net Daily Production:
Oil and condensate (MBbl/d)	3.0	3.0	2.9	3.0
Natural gas (MMcf/d)	10.1	10.7	9.9	10.5
NGLs (MBbl/d)	1.4	1.5	1.4	1.4
Total net daily production (MBoe/d)	6.1	6.2	5.9	6.2
Average sales price per unit(1):
Oil and condensate (per Bbl)	$45.93	$41.55	$47.28	$35.80
Natural gas (per Mcf)	$2.54	$1.87	$2.76	$1.84
NGLs (per Bbl)	$17.01	$14.53	$19.45	$12.57
Average sales price per Boe(1)	$30.88	$26.54	$32.37	$23.50
Selected operating expenses (in thousands):
Production taxes	$485	$377	$970	$756
Lease operating expenses	$5,154	$4,511	$10,220	$9,962
Transportation, treating and gathering	$439	$308	$750	$393
Selected operating expenses per Boe:
Production taxes	$0.87	$0.67	$0.91	$0.68
Lease operating expenses	$9.22	$7.98	$9.55	$8.90
Transportation, treating and gathering	$0.78	$0.54	$0.70	$0.35
Production costs(2)	$10.00	$8.52	$10.25	$9.25

(1)	Excludes the impact of hedging activities.
(2)	Production costs include lease operating expense (“LOE”), insurance, gathering and workover expense and excludes ad valorem and severance taxes.

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

The following table provides information about production volumes, average prices of oil and natural gas and operating expenses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016(1)
	(In thousands, except per unit amounts)
Net Production:
Oil and condensate (MBbl)	277	271	527	595
Natural gas (MMcf)	923	1,019	1,785	4,223
NGLs (MBbl)	128	142	245	488
Total net production (MBoe)	559	583	1,070	1,786
Net Daily production:
Oil and condensate (MBbl/d)	3.0	3.0	2.9	3.3
Natural gas (MMcf/d)	10.1	11.2	9.9	23.2
NGLs (MBbl/d)	1.4	1.6	1.4	2.7
Total net daily production (MBoe/d)	6.1	6.4	5.9	9.8
Average sales price per unit:
Oil and condensate per Bbl, excluding impact of hedging activities	$45.94	$41.82	$47.28	$33.91
Oil and condensate per Bbl, including impact of hedging activities(2)	$52.21	$43.59	$53.31	$42.48
Natural gas per Mcf, excluding impact of hedging activities	$2.54	$1.84	$2.76	$1.40
Natural gas per Mcf, including impact of hedging activities(2)	$2.51	$1.84	$2.85	$1.65
NGLs per Bbl, excluding impact of hedging activities	$17.02	$12.02	$19.45	$6.98
NGLs per Bbl, including impact of hedging activities(2)	$19.41	$12.62	$21.74	$9.38
Average sales price per Boe, excluding impact of hedging activities	$30.88	$25.60	$32.37	$16.49
Average sales price per Boe, including impact of hedging activities(2)	$34.49	$26.57	$36.02	$20.60
Selected operating expenses:
Production taxes	$469	$364	$954	$1,069
Lease operating expenses	$5,146	$4,584	$10,218	$10,663
Transportation, treating and gathering	$440	$395	$751	$1,008
Depreciation, depletion and amortization	$6,051	$5,591	$10,703	$19,320
Impairment of natural gas and oil properties	$—	$—	$—	$48,497
General and administrative expense	$4,591	$6,272	$8,415	$11,947
Selected operating expenses per Boe:
Production taxes	$0.84	$0.62	$0.89	$0.60
Lease operating expenses	$9.20	$7.86	$9.55	$5.97
Transportation, treating and gathering	$0.79	$0.68	$0.70	$0.56
Depreciation, depletion and amortization	$10.82	$9.59	$10.00	$10.82
General and administrative expense	$8.21	$10.75	$7.86	$6.69
Production costs(3)	$9.99	$8.54	$10.25	$6.54

(1)	The six months ended June 30, 2016 includes Appalachian Basin production and pricing and the sale of substantially all of the producing assets and undeveloped leasehold was completed on April 8, 2016.
(2)	The impact of hedging includes the gain (loss) on commodity derivative contracts settled during the periods presented.
(3)	Production costs include LOE, insurance, gathering and workover expense and exclude ad valorem and severance taxes.

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) as reported were $17.3 million for the three months ended June 30, 2017, up 16% from $14.9 million for the three months ended June 30, 2016. The increase in revenues was the result of a 21% increase in weighted average realized equivalent prices partially offset by a 4% decrease in production due to natural production declines.  Average daily production on an equivalent basis was 6.1 MBoe/d for the three months ended June 30, 2017 compared to 6.4 MBoe/d for the same period in 2016.  Oil, condensate and NGLs production represented approximately 73% of total production for the three months ended June 30, 2017 compared to 71% of total production for the three months ended June 30, 2016.

Oil and condensate revenues represented approximately 74% of our total oil, condensate, natural gas and NGLs revenues for the three months ended June 30, 2017 compared to 76% for the three months ended June 30, 2016.  Total liquids revenues (oil, condensate and NGLs) represented approximately 86% of our total oil, condensate, natural gas and NGLs revenues for the three months ended June 30, 2017 and 87% of our total oil, condensate, natural gas and NGLs revenues for the three months ended June 30, 2016.

During the three months ended June 30, 2017, we had commodity derivative contracts covering approximately 61% of our oil and condensate production.  The impact of hedging on oil and condensate sales during the three months ended June 30, 2017 was an increase of $1.7 million in oil and condensate revenues and resulted in an increase in total price realized from $45.94 per Bbl to $52.21 per Bbl.  The gain on oil and condensate commodity derivatives contracts settled during the period was reduced by $309,000 for deferred put premiums.  During the three months ended June 30, 2016, the impact of hedging on oil and condensate sales was an increase of $480,000, which resulted in an increase in total price realized from $41.82 per Bbl to $43.59 per Bbl.  We allocated 15% of our crude hedges as price protection for our NGLs production for the quarters ended June 30, 2017 and 2016.  The Company has not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

During the three months ended June 30, 2017, we had commodity derivative contracts covering approximately 59% of our natural gas production.  The impact of hedging on natural gas sales during the three months ended June 30, 2017 was a decrease of $26,000 in natural gas revenues and resulted in a decrease in total price realized from $2.54 per Mcf to $2.51 per Mcf.  The loss on natural gas commodity derivatives contracts settled during the period included $33,000 for deferred put premiums.  During the three months ended June 30, 2016, we did not have any commodity derivative contracts covering our natural gas production.

During the three months ended June 30, 2017, we had commodity derivative contracts covering approximately 24% of our NGLs production. The impact of hedging on NGLs sales during the three months ended June 30, 2017 was an increase of $307,000 in NGLs revenues and resulted in an increase in total price realized from $17.02 per Bbl to $19.41 per Bbl.  The gain on NGLs commodity derivatives contracts settled during the period was reduced by $55,000 for deferred put premiums.  During the three months ended June 30, 2016, the impact of hedging on NGLs sales was an increase of $85,000 in NGLs revenues which resulted in an increase in total price realized from $12.02 per Bbl to $12.62 per Bbl.

The change in mark to market value for outstanding commodity derivatives contracts for the three months ended June 30, 2017 was a gain of $3.4 million compared to a loss of $3.3 million for the three months ended June 30, 2016. The change in the mark to market value is primarily the result of changes in hedge contracts and volumes hedged and the future price curve compared to the prior year.

For additional information regarding our oil and condensate hedging positions as of June 30, 2017, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report.

Production taxes. We reported production taxes of $469,000 for the three months ended June 30, 2017 compared to $364,000 for the three months ended June 30, 2016.  The increase in production taxes primarily resulted from new Mid-Continent wells and increased revenues resulting from higher prices as well as the expiration of tax exemptions on older drilled wells. Production taxes for the three months ended June 30, 2017 and 2016 were approximately 2.7% and 2.4%, respectively, of oil, condensate, natural gas and NGLs revenues.

Lease operating expenses. We reported LOE of $5.1 million for the three months ended June 30, 2017 compared to $4.6 million for the three months ended June 30, 2016.  Our total LOE was $9.20 per Boe for the three months ended June 30, 2017 compared to $7.86 per Boe for the same period in 2016.  The increase in LOE is due primarily to a $618,000 ($1.09 per Boe) increase in workover expense.

Transportation, treating and gathering. We reported transportation expenses of $440,000 for the three months ended June 30, 2017 compared to $395,000 for the three months ended June 30, 2016 due primarily to new wells and changes in Oklahoma marketing contracts from percent of proceeds to more fixed charges basis.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) expense of $6.1 million for the three months ended June 30, 2017 up from $5.6 million for the three months ended June 30, 2016. The increase in DD&A expense was the result of a 13% increase in the DD&A rate offset by a 4% decrease in production.  The DD&A rate for the three months ended June 30, 2017 was $10.82 per Boe compared to $9.59 per Boe for the same period in 2016.

General and administrative expense. We reported general and administrative expenses of $4.6 million for the three months ended June 30, 2017 compared to $6.3 million for the three months ended June 30, 2016.  Non-cash stock-based compensation expense, which is included in general and administrative expense, was $1.2 million and $702,000 for the three months ended June 30, 2017 and 2016, respectively.  Excluding stock-based compensation expense, general and administrative expense decreased $2.2 million to $3.4 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This decrease is primarily due to bad debt expense of $2.0 million recognized in 2016.

Interest expense.  We reported interest expense of $8.7 million for the three months ended June 30, 2017 compared to $9.3 million for the three months ended June 30, 2016.  The decrease in interest expense is due primarily to changes in and the terms of the new debt instruments coupled with increased capitalized interest.

Dividends on preferred stock. Dividends on preferred stock totaled $3.6 million for the three months ended June 30, 2017 comprised of $2.2 million for Series A Preferred Stock and $1.4 million for the Series B Preferred Stock.  Accumulated undeclared and unpaid dividends totaled $3.6 million for the three months ended June 30, 2016 comprised of $2.2 million for the Series A Preferred Stock and $1.4 million for the Series B Preferred Stock.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) as reported were $34.6 million for the six months ended June 30, 2017, up 18% from $29.5 million for the six months ended June 30, 2016. The increase in revenues was primarily the result of a 96% increase in weighted average realized equivalent prices partially offset by a 40% decrease in production.  The decrease in production was primarily the result of the Appalachian Basin Sale on April 8, 2016.  Average daily production on an equivalent basis was 5.9 MBoe/d for the six months ended June 30, 2017 compared to 9.8 MBoe/d for the same period in 2016, of which Appalachian Basin production was 3.7 MBoe/d.  Oil, condensate and NGLs production represented approximately 72% of total production for the six months ended June 30, 2017 compared to 61% of total production for the six months ended June 30, 2016.  Excluding the impact of the Appalachian Basin production sales on oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging), total oil, condensate, natural gas and NGLs revenues increased $8.3 million, or 32%, for the six months ended June 30, 2017 from the six months ended June 30, 2016 as a result of a 38% increase in weighted average realized equivalent prices in the Mid-Continent offset by a 4% decrease in average daily equivalent production in the Mid-Continent.

Oil and condensate revenues represented approximately 72% of our total oil, condensate, natural gas and NGLs revenues for the six months ended June 30, 2017 compared to 68% for the six months ended June 30, 2016 as reported and 75% for the six months ended June 30, 2016 excluding the impact of Appalachian Basin production.  Total liquids revenues (oil, condensate and NGLs) represented approximately 86% of our total oil, condensate, natural gas and NGLs revenues for the six months ended June 30, 2017 and 80% of our total oil, condensate, natural gas and NGLs revenues for the six months ended June 30, 2016 as reported and 87% excluding the impact of Appalachian Basin production.

During the six months ended June 30, 2017, we had commodity derivative contracts covering approximately 64% of our oil and condensate production.  The impact of hedging on oil and condensate sales during the six months ended June 30, 2017 was an increase of $3.2 million in oil and condensate revenues and resulted in an increase in total price realized from $47.28 per Bbl to $53.31 per Bbl.  The gain on oil and condensate commodity derivatives contracts settled during the period was reduced by $1.1 million for deferred put premiums.  During the six months ended June 30, 2016, the impact of hedging on oil and condensate sales was an increase of $5.1 million, which resulted in an increase in total price realized from $33.91 per Bbl to $42.48 per Bbl.  We allocated 15% of our crude hedges as price protection for our NGLs production for the six months ended June 30, 2017 and 2016.  The Company has not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

During the six months ended June 30, 2017, we had commodity derivative contracts covering approximately 58% of our natural gas production.  The impact of hedging on natural gas sales during the six months ended June 30, 2017 was an increase of $163,000 in natural gas revenues and resulted in an increase in total price realized from $2.76 per Mcf to $2.85 per Mcf.  The gain on natural gas commodity derivatives contracts settled during the period was reduced by $67,000 for deferred put premiums.  During the six months ended June 30, 2016, the impact of hedging on natural gas sales was an increase of $1.1 million in natural gas revenues resulting in an increase in total price realized from $1.40 per Mcf to $1.65 per Mcf.

During the six months ended June 30, 2017, we had commodity derivative contracts covering approximately 24% of our NGLs production. The impact of hedging on NGLs sales during the six months ended June 30, 2017 was an increase of $561,000 in NGLs revenues and resulted in an increase in total price realized from $19.45 per Bbl to $21.74 per Bbl.  The gain on NGLs commodity derivatives contracts settled during the period was reduced by $188,000 for deferred put premiums.  During the six months ended June 30, 2016, the impact of hedging on NGLs sales was an increase of $1.2 million in NGLs revenues which resulted in an increase in total price realized from $6.98 per Bbl to $9.38 per Bbl.

The change in mark to market value for outstanding commodity derivatives contracts for the six months ended June 30, 2017 was a gain of $2.8 million compared to a loss of $9.8 million for the six months ended June 30, 2016. The change in the mark to market value is primarily the result of changes in hedge contracts and volumes hedged and the future price curve compared to the prior year.

For additional information regarding our oil and condensate hedging positions as of June 30, 2017, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report.

Production taxes. We reported production taxes of $1.0 million for the six months ended June 30, 2017 compared to $1.1 million for the six months ended June 30, 2016.  Excluding the Appalachian Basin, production taxes increased $214,000, or 28%, for the six months ended June 30, 2017 from the six months ended June 30, 2016 primarily due to new wells, increased revenues resulting from higher prices and the expiration of tax exemptions on older drilled wells. As reported, production taxes for the six months ended June 30, 2017 and 2016 were approximately 2.8% and 3.6%, respectively, of oil, condensate, natural gas and NGLs revenues.  Excluding the Appalachian Basin, production taxes were approximately 2.9% of oil, condensate, natural gas and NGLs revenues for the six months ended June 30, 2016.

Lease operating expenses. We reported LOE of $10.2 million for the six months ended June 30, 2017 compared to $10.7 million for the six months ended June 30, 2016.  Our total LOE, as reported, was $9.55 per Boe for the six months ended June 30, 2017 compared to $5.97 per Boe for the same period in 2016.  Excluding the Appalachian Basin, LOE per Boe for the six months ended June 30, 2016 was $8.90.  Excluding the Appalachian Basin, LOE increased $257,000, or 3%, for the six months ended June 30, 2017 from the six months ended June 30, 2016 due primarily to a $682,000 increase in workover expense offset by a $441,000 decrease in recurring well LOE costs.

Transportation, treating and gathering. We reported transportation expenses of $751,000 for the six months ended June 30, 2017 compared to $1.0 million for the six months ended June 30, 2016.  Excluding the Appalachian Basin, transportation expense in the Mid-Continent increased $358,000 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to new wells and changes in Oklahoma marketing contracts from percent of proceeds to more fixed charges basis.

Depreciation, depletion and amortization. We reported DD&A expense of $10.7 million for the six months ended June 30, 2017 down from $19.3 million for the six months ended June 30, 2016. The decrease in DD&A expense was the result of a 40% decrease in production resulting from the completion of the Appalachian Basin Sale coupled with a lower DD&A rate due to the impairment charge incurred in the first quarter 2016 and the credit to the full cost pool for the net proceeds from the Appalachian Basin Sale and South STACK Play Acreage Sale.  The DD&A rate for the six months ended June 30, 2017 was $10.00 per Boe compared to $10.82 per Boe for the same period in 2016.

General and administrative expense. We reported general and administrative expenses of $8.4 million for the six months ended June 30, 2017 compared to $11.9 million for the six months ended June 30, 2016.  Non-cash stock-based compensation expense, which is included in general and administrative expense, was $2.2 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively.  Excluding stock-based compensation expense, general and administrative expense decreased $3.4 million to $6.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This decrease is primarily due to $2.0 million of bad debt expense recorded in 2016 coupled with lower legal costs, lower acquisition costs related to the Husky Acquisition and reduced personnel costs as a result of the sale of our Appalachian Basin assets.

Interest expense.  We reported interest expense of $19.6 million for the six months ended June 30, 2017 compared to $18.6 million for the six months ended June 30, 2016.  The increase in interest expense is primarily due to increased borrowings under the Convertible Notes due 2022 (the “Notes”) and the Term Loan (as defined below) at higher interest rates coupled with additional amortization of deferred financing costs partially offset by higher capitalized interest.

Loss on early extinguishment of debt.  We reported a loss on early extinguishment of debt of $12.2 million for the six months ended June 30, 2017 comprised of a $7.0 million penalty for the early satisfaction and discharge of our 8 5/8% Senior Secured Notes due May 15, 2018 (the “Former Notes”) and the $5.2 million write-off of the remaining deferred financing costs related to the Former Notes and our former revolving credit facility under the Second Amended and Restated Credit Agreement among the Company,

Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Lender and the lenders named therein (the “Revolving Credit Facility”).

Dividends on preferred stock. We reported dividends on preferred stock of $7.2 million for the six months ended June 30, 2017, comprised of $4.4 million for the Series A Preferred Stock and $2.8 million for the Series B Preferred Stock. For the six months ended June 30, 2016, we reported dividends on preferred stock of $3.6 million and undeclared cumulative dividends on preferred stock of $3.6 million.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity and capital resources are existing cash balances, internally generated cash flows from operating activities, possible asset sales and capital markets transactions, to the extent available on acceptable terms.  We believe that our current cash position and funds from operating cash flows should be sufficient to meet our cash requirements for the remainder of 2017 and to late 2018.  We continually evaluate our capital needs and compare them to our capital resources and ability to raise funds in the financial markets.  We have the ability to adjust capital expenditures in response to changes in oil, condensate, natural gas and NGLs prices, drilling results, liquidity and cash flow as we operate the majority of our capital expenditures budget.   Current market conditions and restrictions under our new debt may put limitations on our ability to issue new debt or equity securities in the public or private markets.

On March 3, 2017, certain funds (the “Purchasers”) managed indirectly by Ares Management LLC (“Ares”), purchased from us for cash (i) $125.0 million aggregate principal amount of our Notes sold at par, which Notes, subject to the receipt of approval of our stockholders, which was obtained on May 2, 2017, are convertible into our common stock, par value $0.001 per share (the “Common Stock”) or, in certain circumstances, cash in lieu of Common Stock or a combination thereof as described below and (ii) 29,408,305 shares of Common Stock for a cash purchase price of $50.0 million.  In addition, affiliates of Ares concurrently loaned us $250.0 million pursuant to a senior secured first-lien term loan as further described below (the “Term Loan”).  On such date, a portion of the net proceeds from these Ares transactions was used to repay all of our outstanding borrowings under our Revolving Credit Facility (which was terminated on such date), and the redemption price plus interest of all of our outstanding $325.0 million principal of the Former Notes was funded to satisfy and discharge the Former Notes, which were satisfied and discharged on March 3, 2017.  On March 21, 2017, we issued an additional $75.0 million principal amount of Notes at par to Ares (the “Additional Notes”).  Pursuant to the purchase agreement for the Additional Notes, upon the receipt of approval of holders of our issued and outstanding common stock (other than the Purchasers) (the “Requisite Stockholder Approval”), we would repurchase $37.5 million principal amount of the Additional Notes for (a) 25,456,521 shares of our common stock and (b) 2,000 shares of our Special Voting Preferred Stock (the “Mandatory Repurchase”), with the remainder convertible into our common stock or, in certain circumstances, cash in lieu of common stock or a combination thereof.  Requisite Stockholder Approval was obtained on May 2, 2017 at a special meeting of common stockholders.  The Mandatory Repurchase was completed on May 5, 2017.

For the six months ended June 30, 2017, we reported cash flows used in operating activities of $16.6 million.  For the six months ended June 30, 2017, we reported net cash used in investing activities of $77.0 million primarily for the acquisition of oil and natural gas properties of $54.5 million and $48.3 million for the development of oil and natural gas properties partially offset by $26.8 million of proceeds from the sale of oil and natural gas properties.  For the six months ended June 30, 2017, we reported net cash provided by financing activities of $60.7 million, consisting primarily of $412.5 million of new borrowings under the Ares transactions and $93.9 million of proceeds from the issuance of common equity partially offset by $409.6 million of repayment of borrowings under our Revolving Credit Facility and the full pay-off of the Former Notes, $18.1 million of preferred stock dividends paid, $10.0 million of deferred financing charges and a $7.0 million payment for the early extinguishment of debt.  As a result of these activities, our cash and cash equivalents balance decreased by $32.8 million, resulting in a cash and cash equivalents balance of $38.7 million at June 30, 2017.

At June 30, 2017, we had a net working capital surplus of approximately $58.3 million.  As of August 1, 2017, our cash balance was $31.5 million.

Future capital and other expenditure requirements.  Capital expenditures for the remainder of 2017 are currently projected to be approximately $71.8 million which contemplates $53.6 million for drilling, completions and infrastructure costs, $11.9 million for leasehold costs and $6.3 million for capitalized general and administrative costs.  We plan to fund our remaining 2017 revised capital budget through existing cash balances, recent financing activities and internally generated cash flow from operating activities. Our capital expenditures and the scope of our drilling activities may change as a result of several factors, including, but not limited to, changes in oil, condensate, natural gas and NGLs prices, costs of drilling and completion and leasehold acquisitions, drilling results, higher working interest in drilled wells and access to additional capital. We operate approximately 93% of our budgeted 2017 capital expenditures, and thus, we could reduce a significant portion of 2017 capital expenditures if necessary to better match available capital resources.

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

At June 30, 2017, the estimated fair value of all of our commodity derivative instruments was a net asset of $9.4 million, comprised of current and non-current assets and liabilities. By removing the price volatility from a portion of our oil, condensate, natural gas and NGLs sales for July 2017 through 2019, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows for those periods. While mitigating negative effects of falling commodity prices, certain derivative contracts also limit the benefits we could receive from increases in commodity prices.  In conjunction with certain commodity derivative hedging activity, we deferred the payment of certain put premiums for the production month period July 2017 through December 2018.  At June 30, 2017, we had a current commodity premium payable of $1.5 million and a long-term commodity premium payable of $281,000.  The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.

As of June 30, 2017, all of our commodity derivative hedge positions were with large institutions, each of which is not known to us to be in default on their derivative positions. We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.

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

On August 2, 2017, we entered in to Amendment No. 2 to the Term Loan allowing us to elect to pay-in-kind (“PIK”), upon proper notice, 100% of interest payments due after June 30, 2017 and prior to December 1, 2018 and at our election, PIK between 0% and 50% of any interest payments occurring after December 31, 2018 (other than interest due on the maturity date or the date of any repayment or prepayment).  The Term Loan interest rate increased to 10.25% for all interest periods post June 30, 2017 and the PIK interest shall be paid quarterly by the issuance of additional Term Loan notes on the applicable interest payment date.

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

Preferred Stock.  Effective March 9, 2016, our Revolving Credit Facility prohibited the payment of cash dividends on our preferred stock commencing April 2016.  Accordingly, we ceased payment of dividends on our Series A Preferred Stock and Series B Preferred Stock in April 2016.  Dividends on the Series A Preferred Stock continued to accumulate regardless of whether any such dividends were declared or not at a fixed rate of 8.625% per annum of the aggregate $101.1 million stated value and liquidation preference.  Accumulated and unpaid dividends for the Series A Preferred Stock for the period April 2016 through December 2016 totaled $6.5 million, or $1.6171875 per share, at December 31, 2016.  Dividends on the Series B Preferred Stock continued to accumulate at a fixed rate of 10.75% per annum of the aggregate $53.5 million stated value and liquidation preference.  Accumulated and unpaid dividends for the Series B Preferred Stock for the period April 2016 through December 2016 totaled $4.3 million, or $2.0156256 per share, at December 31, 2016.

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

For the three and six months ended June 30, 2017, we declared and paid dividends of $2.2 million and $10.9 million, respectively, for the Series A Preferred Stock and $1.4 million and $7.2 million, respectively, for the Series B Preferred Stock.  In response to the decline in oil prices and to preserve liquidity, on August 1, 2017, we elected to suspend Series A Preferred Stock and Series B Preferred Stock dividends commencing August 2017.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in natural gas, NGLs, and oil prices, and interest rates.  The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for hedging purposes, rather than for speculative trading.

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our oil, condensate, natural gas and NGLs production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil, condensate, natural gas and NGLs in the region produced. Prices received for oil, condensate, natural gas and NGLs are volatile, unpredictable and beyond our control.  To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments.  For the three and six months ended June 30, 2017, a 10% change in the prices received for oil, condensate, natural gas and NGLs production would have had an approximate $1.7 million and $3.5 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk, respectively. See Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report for additional information regarding our hedging activities.

Interest Rate Risk

Prior to the pay-off of our Revolving Credit Facility in March 2017, we were exposed to changes in interest rates as a result of our Revolving Credit Facility.  We did not enter into interest rate hedging arrangements in the past.  The amount outstanding under the Term Loan is fixed at interest of 8.5% per annum prior to June 30, 2017 and 10.25% per annum after June 30, 2017 and the amount outstanding under the Notes is at fixed interest of 6.0% per annum.

Item 4. Controls and Procedures

Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of current legal proceedings is set forth in Part I, Item 1. “Financial Statements, Note 11 – Commitments and Contingencies” of this report.

Item 1A. Risk Factors

Information about material risks related to our business, financial condition and results of operations for the three and six months ended June 30, 2017 does not materially differ from that set out under Part I, Item 1A. “Risk Factors” in our 2016 Form 10-K. You should carefully consider the risk factors and other information discussed in our 2016 Form 10-K, as well as the information provided in this report. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On August 2, 2017, the Company, together with the parties thereto, entered into an Amendment No. 2 to the Third Amended and Restated Credit Agreement (“Amendment No. 2”).  Amendment No. 2 amended the Term Loan, to among other things, (i) allow for the payment of pay in kind (“PIK”) interest at the applicable PIK percentage and (ii) increased the applicable rate for periods ending after June 30, 2017 from 8.5% per annum to 10.25% per annum.  Amendment No. 2 allows the Company to elect to PIK upon proper notice 100% of interest payments due after June 30, 2017 and prior to December 31, 2018 and at the Company’s election, PIK between 0% and 50% of any interest payments occurring after December 31, 2018 (other than interest due on the maturity date or the date of any repayment or prepayment).  The Term Loan interest rate increased to 10.25% for all interest periods post June 30, 2017 and the PIK interest shall be paid quarterly by the issuance of additional Term Loan notes on the applicable interest payment date.

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

GASTAR EXPLORATION INC.

Date: August 3, 2017	By:	/s/ J. RUSSELL PORTER
J. Russell Porter
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: August 3, 2017	By:	/s/ MICHAEL A. GERLICH
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

3.3†	First Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gastar Exploration Inc. dated July 24, 2017.

3.4

Amended and Restated Bylaws of Gastar Exploration Inc. dated November 4, 2015 (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed with the SEC on November 5, 2015. File No. 001-35211).

3.5

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

10.1

Gastar Exploration Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Annex A to Gastar’s Definitive Proxy Statement on Schedule 14A filed on May 2, 2014. File No. 001-35211).

10.2

First Amendment to the Gastar Exploration Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-8 filed with the SEC on July 7, 2017. File No. 001-35211).

10.3

Second Amendment to the Gastar Exploration Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed May 22, 2017.  File No. 001-35211).

10.4

Purchase Letter Agreement, dated February 24, 2017 by and among Gastar Exploration Inc., John B. Kleinheinz, Kleinheinz Capital Partners, Inc., GKK Husky, L.L.C., Husky Oklahoma, LLC and Strong Oil and Gas, Ltd. (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017. File No. 001-35211).

10.5

Third Amended and Restated Credit Agreement, dated as of March 3, 2017, among Gastar Exploration Inc., as borrower, certain subsidiaries of borrower, as guarantors, the lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on March 7, 2017. File No. 001-35211).

10.6

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

10.7†

Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of August 2, 2017, among Gastar Exploration Inc., as borrower, certain subsidiaries of borrower, as guarantors, the lenders party thereto and Wilmington Trust, National Association, as administrative agent.

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