Form 10-Q
period 2017-09-30
Gastar Exploration Inc.
filed 2017-11-08
CIK 1431372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

The total number of outstanding shares of common stock, $0.001 par value per share, as of November 6, 2017 was 218,941,521.

GASTAR EXPLORATION INC.

QUARTERLY REPORT ON FORM 10-Q

For the three and nine months ended September 30, 2017

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

Glossary of Terms

AMI	Area of mutual interest, an agreed designated geographic area where co-participants or other industry participants have a right of participation in acquisitions and operations

Bbl	Barrel of oil, condensate or NGLs

Bbl/d	Barrels of oil, condensate or NGLs per day

Bcf	One billion cubic feet of natural gas

Bcfe	One billion cubic feet of natural gas equivalent, calculated by converting liquids volumes on the basis of 1/6th of a barrel of oil, condensate or NGLs per Mcf

Boe	One barrel of oil equivalent determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or NGLs

Boe/d	Barrels of oil equivalent per day

Btu	British thermal unit, typically used in measuring natural gas energy content

FASB	Financial Accounting Standards Board

Gross acres	Refers to acres in which we own a working interest

Gross wells	Refers to wells in which we have a working interest

MBbl	One thousand barrels of oil, condensate or NGLs

MBbl/d	One thousand barrels of oil, condensate or NGLs per day

MBoe	One thousand barrels of oil equivalent, calculated by converting natural gas volumes on the basis of 6 Mcf of natural gas per barrel

MBoe/d	One thousand barrels of oil equivalent per day

Mcf	One thousand cubic feet of natural gas

Mcf/d	One thousand cubic feet of natural gas per day

Mcfe	One thousand cubic feet of natural gas equivalent, calculated by converting liquids volumes on the basis of 1/6th of a barrel of oil, condensate or NGLs per Mcf

MMBtu	One million British thermal units

MMBtu/d	One million British thermal units per day

MMcf	One million cubic feet of natural gas

MMcf/d	One million cubic feet of natural gas per day

MMcfe	One million cubic feet of natural gas equivalent, calculated by converting liquids volumes on the basis of 1/6th of a barrel of oil, condensate or NGLs per Mcf

MMcfe/d	One million cubic feet of natural gas equivalent per day

Net acres	Refers to our proportionate interest in acreage resulting from our ownership in gross acreage

Net wells	Refers to gross wells multiplied by our working interest in such wells

NGLs	Natural gas liquids

NYMEX	New York Mercantile Exchange

PBU	Performance based unit comprising one of our compensation plan awards

PUD	Proved undeveloped reserves

STACK Play

An acronymic name for a predominantly oil producing play referring to the exploration and development of the Sooner Trend of the Anadarko Basin in Canadian and Kingfisher Counties, Oklahoma.  References to the STACK Play is extended to adjacent counties.

U.S.	United States of America

U.S. GAAP	Accounting principles generally accepted in the United States of America

WTI	West Texas Intermediate

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GASTAR EXPLORATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,229	$71,529
Accounts receivable, net of allowance for doubtful accounts of $1,953, respectively	40,353	26,883
Commodity derivative contracts	4,400	6,212
Prepaid expenses	1,167	755
Total current assets	75,149	105,379
PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties, full cost method of accounting:
Unproved properties, excluded from amortization	135,945	67,333
Proved properties	1,303,165	1,253,061
Total oil and natural gas properties	1,439,110	1,320,394
Furniture and equipment	3,031	2,622
Total property, plant and equipment	1,442,141	1,323,016
Accumulated depreciation, depletion and amortization	(1,147,774)	(1,131,012)
Total property, plant and equipment, net	294,367	192,004
OTHER ASSETS:
Restricted cash	370	—
Commodity derivative contracts	416	1,638
Deferred charges, net	—	676
Advances to operators and other assets	100	102
Other	405	405
Total other assets	1,291	2,821
TOTAL ASSETS	$370,807	$300,204
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$11,411	$8,867
Revenue payable	16,428	6,690
Accrued interest	7,271	3,515
Accrued drilling and operating costs	12,100	2,615
Advances from non-operators	1,589	3,504
Commodity derivative contracts	326	338
Commodity derivative premium payable	1,337	1,654
Asset retirement obligation	—	89
Other accrued liabilities	2,791	2,462
Total current liabilities	53,253	29,734
LONG-TERM LIABILITIES:
Long-term debt	333,593	404,493
Commodity derivative contracts	129	—
Commodity derivative premium payable	34	969
Asset retirement obligation	4,574	5,443
Total long-term liabilities	338,330	410,905
Commitments and contingencies (Note 11)
STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.01 per share, 40,000,000 shares authorized
8.625% Series A Cumulative Preferred Stock, 10,000,000 shares designated; 4,045,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively, with liquidation preference of $25.00 per share	41	41
10.75% Series B Cumulative Preferred Stock, 10,000,000 shares designated; 2,140,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively, with liquidation preference of $25.00 per share	21	21
Common stock, par value $0.001 per share; 800,000,000 and 550,000,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; 218,946,763 and 150,377,870 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	219	150
Additional paid-in capital	817,627	644,306
Accumulated deficit	(838,684)	(784,953)
Total stockholders’ deficit	(20,776)	(140,435)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$370,807	$300,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
REVENUES:
Oil and condensate	$12,952	$10,306	$37,886	$30,464
Natural gas	2,519	2,500	7,452	8,394
NGLs	2,757	1,695	7,527	5,100
Total oil, condensate, natural gas and NGLs revenues	18,228	14,501	52,865	43,958
(Loss) gain on commodity derivatives contracts	(2,896)	(1,498)	3,782	(3,991)
Total revenues	15,332	13,003	56,647	39,967
EXPENSES (BENEFIT):
Production taxes	721	400	1,675	1,469
Lease operating expenses	6,178	5,166	16,396	15,829
Transportation, treating and gathering	436	338	1,187	1,346
Depreciation, depletion and amortization	6,059	5,223	16,762	24,543
Impairment of oil and natural gas properties	—	—	—	48,497
Accretion of asset retirement obligation	62	92	171	286
General and administrative expense	4,067	3,925	12,482	15,872
Litigation settlement benefit	—	(10,100)	—	(10,100)
Total expenses	17,523	5,044	48,673	97,742
(LOSS) INCOME FROM OPERATIONS	(2,191)	7,959	7,974	(57,775)
OTHER INCOME (EXPENSE):
Interest expense	(10,159)	(8,178)	(29,744)	(26,739)
Loss on early extinguishment of debt	—	—	(12,172)	—
Investment income and other (expense)	51	41	166	(2)
LOSS BEFORE PROVISION FOR INCOME TAXES	(12,299)	(178)	(33,776)	(84,516)
Provision for income taxes	—	—	—	—
NET LOSS	(12,299)	(178)	(33,776)	(84,516)
Dividends on preferred stock	(1,206)	—	(8,443)	(3,618)
Undeclared cumulative dividends on preferred stock	(2,412)	(3,618)	(2,412)	(7,237)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15,917)	$(3,796)	$(44,631)	$(95,371)
NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$(0.08)	$(0.03)	$(0.23)	$(0.92)
Diluted	$(0.08)	$(0.03)	$(0.23)	$(0.92)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	209,072,232	129,301,817	190,745,688	104,125,317
Diluted	209,072,232	129,301,817	190,745,688	104,125,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,776)	$(84,516)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	16,762	24,543
Impairment of oil and natural gas properties	—	48,497
Stock-based compensation	3,990	3,145
Mark to market of commodity derivatives contracts:
Total (gain) loss on commodity derivatives contracts	(3,782)	3,991
Cash settlements of matured commodity derivatives contracts, net	5,602	10,690
Cash premiums paid for commodity derivatives contracts	—	(565)
Amortization of deferred financing costs and debt discount	8,218	3,812
Accretion of asset retirement obligation	171	286
Settlement of asset retirement obligation	—	(87)
Loss on sale of furniture and equipment	—	97
Loss on early extinguishment of debt	12,172	—
Changes in operating assets and liabilities:
Accounts receivable	(13,466)	3,861
Prepaid expenses	(412)	362
Accounts payable and accrued liabilities	13,657	7,656
Net cash provided by operating activities	9,136	21,772
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of oil and natural gas properties	(81,906)	(43,175)
(Acquisition of) refund for oil and natural gas properties	(54,462)	1,149
Proceeds from sale of oil and natural gas properties	28,798	77,499
Application of proceeds from non-operators	(1,915)	(57)
(Advances to) reimbursements from operators	(22)	211
(Purchase) sale of furniture and equipment	(409)	80
Net cash (used in) provided by investing activities	(109,916)	35,707
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	250,000	—
Proceeds from convertible notes	200,000	—
Repayment of senior secured notes	(325,000)	—
Repayment of revolving credit facility	(84,630)	(100,370)
Loss on early extinguishment of debt	(7,011)	—
Proceeds from issuance of common stock, net of issuance costs	56,366	44,815
Dividends on preferred stock	(19,298)	(3,618)
Deferred financing charges	(10,991)	(930)
Increase in restricted cash	(370)	—
Tax withholding related to restricted stock and performance based unit award vestings	(586)	(711)
Net cash provided by (used in) financing activities	58,480	(60,814)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(42,300)	(3,335)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,529	50,074
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,229	$46,739

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

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

	September 30, 2017	December 31, 2016
	(in thousands)
Allowance for doubtful accounts, beginning of period	$1,953	$—
Expense	—	1,953
Reductions/write-offs	—	—
Allowance for doubtful accounts, end of period	$1,953	$1,953

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

The Company has substantially completed its scoping and assessment of impact of the new revenue recognition standard.

The Company has evaluated a representative sample of revenue contracts related to its oil, natural gas and NGLs revenues.  For these contracts, the Company has reviewed the contract provisions and evaluated the contracts under the new standard to assess the impact on the quantum and timing of revenue recognition and presentation of revenues on adoption of the new guidance.  The Company believes that it has identified all material contract types and contractual features that represent the Company’s revenue.  Based upon work completed to date, the Company does not currently expect that the adoption of this standard will have a material impact on net profit, although the Company does believe that certain reclassifications between revenue and expenses may be required based upon its assessment of i) where control passes to the customer and ii) whether the Company represents the principal or agent in certain arrangements.  In addition, the Company’s disclosures surrounding revenue recognition will be more substantial upon adoption.  These conclusions are subject to change and the Company is continuing to evaluate the requirements of this standard as it works towards finalizing its assessment, and as it continues to perform other implementation activities such as establishing new policies, procedures and controls, quantifying the adoption date adjustments and drafting disclosures.  The Company is required to apply this new standard beginning January 1, 2018.  Two methods of transition are permitted under this standard: the full retrospective method, in which the standard would be applied retrospectively to each prior reporting period presented, subject to certain allowable exceptions; or the modified retrospective method, in which the standard would be applied to all contracts existing as of the date of initial application, with the cumulative effect of applying the standard recognized in retained earnings (the adoption date adjustments).  The Company anticipates adopting this standard using the modified retrospective method.

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

The following table summarizes the components of unproved properties excluded from amortization at the dates indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
Unproved properties, excluded from amortization:
Drilling in progress costs	$10,881	$1,100
Acreage acquisition costs	113,110	58,857
Capitalized interest	11,954	7,376
Total unproved properties excluded from amortization	$135,945	$67,333

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

	2017
	Total Year to Date Impairment	September 30	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$3.00	$3.01	$2.73
WTI oil price (per Bbl)(1)		$49.81	$48.95	$47.61
Impairment recorded (pre-tax) (in thousands)	$—	$—	$—	$—

	2016
	Total Year to Date Impairment	September 30	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$2.28	$2.24	$2.40
WTI oil price (per Bbl)(1)		$41.68	$43.12	$46.26
Impairment recorded (pre-tax) (in thousands)	$48,497	$—	$—	$48,497

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

Development Agreement

On October 14, 2016, the Company executed an agreement with STACK Exploration LLC (the “Investor”) (the “Development Agreement”) to jointly develop up to 60 Gastar operated wells in the STACK Play in Kingfisher County, Oklahoma (the “Drilling Program”).  The Drilling Program targeted the Meramec and Osage formations within the Mississippi Lime in a contract area within three townships covering approximately 32,900 gross (21,200 net) undeveloped mineral acres under leases held by the Company. The Company is the operator of all wells jointly developed under the Development Agreement.

Under the Development Agreement, the Investor funded 90% of the Company’s working interest portion of drilling and completion costs to initially earn 80% of the Company’s working interest in each new well (in each case, proportionately reduced by other participating working interests in the well).  As a result, the Company paid 10% of its working interest portion of such costs for 20% of its original working interest.

The proposed Drilling Program wells were to be mutually developed in three tranches of 20 wells each.  The locations of the first 20 wells, comprised of 18 Meramec formation wells and two Osage formation wells, were mutually agreed upon by the Company and the Investor.   Participation in the second tranche of 20 Drilling Program wells was to be at the election of the Investor and the third tranche of 20 wells would require mutual consent.  On July 31, 2017, the Investor elected not to participate in the second tranche of wells.  With respect to each 20-well tranche, when the Investor has achieved an aggregate 15% internal rate of return for its investment in the tranche, Investor’s interest will be reduced from 80% to 40% of the Company’s original working interest and the Company’s working interest increases from 20% to 60% of its original working interest.  When a tranche internal rate of return of 20% is achieved by the Investor, Investor’s working interest decreases to 10% and the Company’s working interest increases to 90% of the working interest originally owned by the Company.

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

As of September 30, 2017, the Company and the Investor had completed 20 gross (15.8 net; 3.2 net to the Company) wells, all of which were on production, within the first tranche of the Drilling Program.

Canadian County Property Sale

On October 19, 2016, the Company entered into a purchase and sale agreement (the “Red Bluff PSA”) to sell certain non-core leasehold interests in approximately 25,300 net acres of which only 19,100 net acres was ascribed allocated value and interests in 25 gross (11.2 net) wells primarily in northeast Canadian County and also in southeast Kingfisher County, Oklahoma to Red Bluff Resources Operating, LLC (“Red Bluff”) for $71.0 million (of which up to $10.0 million was contingent upon the satisfaction of certain conditions), subject to certain adjustments and with a property sale effective date of August 1, 2016 (“South STACK Play Acreage Sale”).  As of September 30, 2017, the sale was completed and the Company had received approximately $69.5 million of sales proceeds from the South STACK Play Acreage Sale.  The sale was reflected as a reduction to the full cost pool and no adjustment to the income statement was necessary as it was determined not to be significant.

Appalachian Basin Sale

          On February 19, 2016, the Company entered into an agreement to sell substantially all of its producing assets and proved reserves and a significant portion of its undeveloped acreage in the Appalachian Basin for $80.0 million, subject to customary closing adjustments (the “Appalachian Basin Sale”).  Pursuant to the agreement, on April 8, 2016, the Company completed the Appalachian Basin Sale for an adjusted sales price of $75.7 million, net of $3.5 million of suspense liability transferred to buyer.  The Appalachian Basin Sale was reflected as a reduction to the full cost pool and the Company did not record a gain or loss related to the divestiture as it was not determined to be significant to the full cost pool and did not result in a significant change to the depletion rate.

4.	Long-Term Debt

The table below provides a reconciliation of the Company’s long-term debt balance as presented in the condensed consolidated balance sheets for the periods presented:

	September 30, 2017	December 31, 2016
	(in thousands)

Term Loan, principal balance(1)	$250,000	$—
Less:
Unamortized deferred financing costs(2)	(4,909)	—
Unamortized debt discount(2)	(22,958)	—
Term Loan, net	$222,133	$—

Notes, principal balance	$162,500	$—
Less:
Unamortized deferred financing costs(2)	(2,765)	—
Unamortized debt discount(2)	(48,275)	—
Notes, net	$111,460	$—

Revolving credit facility	$—	$84,630

Former senior secured notes	$—	$325,000
Less:
Unamortized deferred financing costs	—	(795)
Unamortized debt discount		(4,342)
Former senior secured notes, net	$—	$319,863

Total long-term debt	$333,593	$404,493

(1)

Pursuant to Amendment No. 2 (as defined below), on October 2, 2017, the Company elected to pay in kind 100% of the interest due for the period June 30, 2017 to October 1, 2017 in the amount of $6.6 million, thus increasing the outstanding principal balance of the Term Loan (as defined below) to $256.6 million at such time.

(2)

The unamortized deferred financing costs and debt discount will be amortized over the remaining life of the Term Loan and  Notes (as defined below), respectively, based on the effective interest method.

Ares Investment Transactions

On March 3, 2017, certain funds (the “Purchasers”) managed indirectly by Ares Management LLC (“Ares”) purchased from the Company for cash (i) $125.0 million aggregate principal amount of its Convertible Notes due 2022 (“Notes”) sold at par, which Notes, subject to the receipt of approval of the Company’s stockholders which was obtained on May 2, 2017, are convertible into common stock, par value $0.001 per share of the Company (the “Common Stock”) or, in certain circumstances, cash in lieu of Common Stock or a combination of cash and shares of Common Stock as described below and (ii) 29,408,305 shares of Common Stock for a purchase price of $50.0 million.  In addition, an affiliate of Ares concurrently loaned the Company $250.0 million pursuant to the Third Amended and Restated Credit Agreement among the Company (the “Term Loan”), as borrower, the guarantors party thereto, AF V Energy I Holdings, L.P., a fund managed indirectly by Ares, as lender, and Wilmington Trust, National Association, as Administrative Agent as further described below.  The proceeds from the sale of the Notes, the Common Stock and the Term Loan were used to fully repay and redeem the Company’s prior Revolving Credit Facility (as defined below) and to satisfy and discharge its $325.0 million of 8.625% senior secured notes due May 2018, which were satisfied and discharged on March 3, 2017 by irrevocably calling for redemption and depositing with the indenture trustee cash in the amount of the redemption price of 102.156% of their principal amount plus accrued and unpaid interest to the redemption date of March 24, 2017, and to pay the expenses from the Ares transactions.

In order to provide funding for the STACK Leasehold Acquisition and a portion of the Company’s 2017 capital budget, on March 21, 2017, the Purchasers purchased from the Company for cash an additional $75.0 million aggregate principal amount of its Notes sold at par (the “Additional Notes”).

The Notes, including the Additional Notes, were issued with conversion rights that were subject to the approval of holders of issued and outstanding Common Stock (other than the Purchasers), which approval was obtained May 2, 2017 (the “Requisite Stockholder Approval”).  Pursuant to the purchase agreement for the Additional Notes, upon receipt of Requisite Stockholder Approval, Purchasers and the Company exchanged $37.5 million principal amount of the Additional Notes for (a) 25,456,521 newly issued shares of Common Stock (the “Repurchase Shares”) and (b) 2,000 shares of the Company’s Special Voting Preferred Stock, par value $0.01 per share (the “Mandatory Repurchase”).  The terms of Mandatory Repurchase, which was effected May 5, 2017, provided for one Repurchase Share issued for each $1.4731 of outstanding principal of the repurchased Notes, which was based on the 10-day volume weighted average trading price (“VWAP”) of the Common Stock for the period ended March 17, 2017.  The exchange reduced the aggregate principal amount of issued and outstanding Notes from $200.0 million to $162.5 million at June 30, 2017, which principal amount remains outstanding at September 30, 2017.

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

The Term Loan contains various customary covenants for credit facilities of this type, including, among others, restrictions on granting liens, incurrence of other indebtedness, payments of certain dividends and other restricted payments, engaging in transactions with affiliates, dispositions of assets and other, in each case subject to certain baskets and exceptions, and at September 30, 2017, the Company was in compliance with such covenants.

All outstanding amounts owed become due and payable upon the occurrence of certain usual and customary events of default, including among others (i) failure to make payments; (ii) non-performance of covenants and obligations continuing beyond any applicable grace period; and (iii) the occurrence of a change in control of the Company, as defined in the Term Loan.

The Company accounted for the Term Loan in accordance with guidance relating to “Debt with Conversion and Other Options” which indicates that when multiple securities are issued in a single transaction, total proceeds should be allocated based on the relative fair values of each instrument, assuming no instrument is subsequently required to be recorded at fair value.  The fair value of the Term Loan at the date of issuance was determined to be at a discounted $224.8 million based on the fair value of similar debt instruments.  The $25.2 million debt discount related to the Term Loan and the $5.5 million on issuance costs associated with the Term Loan will be amortized over the life of the Term Loan using the effective interest method.  The effective interest rate for the Term Loan is approximately 13%.

On March 20, 2017, the Company, together with the parties thereto, entered into an Amendment No. 1 to the Term Loan which amendment permitted the issuance of the Additional Notes.

On August 2, 2017, the Company, together with the parties thereto, entered into an Amendment No. 2 to Term Loan (“Amendment No. 2”).  Amendment No. 2 amended the Term Loan, to among other things, (i) allow for the payment of pay in kind (“PIK”) interest on the Term Loan at the applicable PIK percentage and (ii) increased the applicable rate for periods ending after June 30, 2017 from 8.5% per annum to 10.25% per annum.  Amendment No. 2 allows the Company to elect to PIK upon proper notice 100% of interest payments due after June 30, 2017 and prior to December 31, 2018 and at the Company’s election, PIK between 0% and 50% of any interest payments occurring after December 31, 2018 (other than interest due on the maturity date or the date of any repayment or prepayment).  The Term Loan interest rate increased to 10.25% for all interest periods post June 30, 2017 and the PIK interest shall be payable by capitalizing and adding such amounts to the outstanding principal amount of the Term Loan on the applicable interest payment date.

On September 18, 2017, the Company, together with the parties thereto, entered into an Amendment No. 3 to the Term Loan (“Amendment No. 3”).  Amendment No. 3 amended the Term Loan to, among other things, expressly provide that certain assignments of oil and natural gas properties made or to be made by the Company to Red Bluff, pursuant to the Red Bluff PSA, are permitted by the Term Loan and are not subject to the mandatory prepayment provisions applicable to “Asset Sales” under the Term Loan.

A carrying amount of the Term Loan for the period indicated is as follows:

September 30, 2017
(in thousands)

Term Loan, principal balance(1)	$250,000
Less:
Unamortized deferred financing costs(2)	(4,909)
Unamortized debt discount(2)	(22,958)
Term loan, net	$222,133

(1)

Pursuant to Amendment No. 2, on October 2, 2017, the Company elected to pay in kind 100% of the interest due for the period June 30, 2017 to October 1, 2017 in the amount of $6.6 million, thus increasing the outstanding principal balance of the Term Loan to $256.6 million at such time.

(2)	The unamortized deferred financing costs and debt discount will be amortized over the remaining life of the Term Loan based on the effective interest method.

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

The Indenture provides that a number of events will constitute an Event of Default (as defined in the Indenture), including, among other things: (i) a failure to pay the Notes when due at maturity, upon redemption or repurchase; (ii) failure to pay interest for 30 days; (iii) the Company’s failure to deliver certain notices; (iv) a default in the Company’s obligation to convert the Notes; (v) the Company’s failure to comply with certain covenants relating to merger, consolidation or sale of assets; (vi) the Company’s failure to comply, for 60 days following notice, with any of the other covenants or agreements in the Indenture; (vii) a default, which is not cured within 30 days, by the Company or any Restricted Subsidiaries (as defined in the Indenture) with respect to any mortgages or any indebtedness for money borrowed of at least $15 million; (viii) one or more final judgments against the Company or any of its Restricted Subsidiaries for the payment of at least $15 million; (ix) the Company’s failure to make any payments required under that certain development agreement; (x) causing any Guarantee (as defined in the Indenture) to cease to be in full force and effect; (xi) the cessation to be in full force and effect of any of the collateral agreements entered into with respect to the Notes; and (xii) certain events of bankruptcy or insolvency. In the case of an Event of Default arising from certain events of bankruptcy or insolvency with respect to the Company, all outstanding Notes will become due and payable immediately without further action or notice. If any other Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all the Notes to be due and payable immediately.  At September 30, 2017, no Event of Default had occurred.

In accordance with accounting guidance relating to “Debt with Conversion and Other Options” which indicates that when multiple securities are issued in a single transaction, total proceeds should be allocated based on the relative fair values of each instrument, assuming no instrument is subsequently required to be recorded at fair value.  The Company accounted for the Notes based on their relative fair value to the bundled transaction and subsequently separately accounted for the liability and equity conversion components of the Notes due to the Company’s option to settle the conversion obligation in cash.  The fair value of the debt portion of the Notes, excluding the conversion feature, at the dates of issuance was estimated to be approximately $147.8 million and was calculated based on the fair value of similar non-convertible debt instruments in conjunction with the relative fair value of the Term Loan issued on the same date.  As a result of such valuation, a debt discount of $52.4 million related to the Notes was recorded.  Additionally, the value of the conversion option at the dates of issuance was calculated to be $77.6 million based on the residual fair value after application of such to the debt and was recorded as additional paid-in capital on the Company’s condensed consolidated balance sheet.  Total debt issuance costs related to the Notes were $5.4 million, of which $3.2 million was allocated to the liability component of the Notes and $2.2 million to the equity component of the Notes.  The debt discount and the liability component of the debt issuance costs will be amortized over the term of the Notes.  The weighted average effective interest rate used to amortize the debt discount and the liability component of the debt issue costs for the Notes is approximately 15% based on the Company’s estimated non-convertible borrowing rate as of the date the Notes were initially issued.  Since the Company incurred losses for all periods, the impact of the conversion option would be anti-dilutive to the earnings per share and therefore was not included in the calculation.

The carrying amount of the liability component of the Notes for the period indicated is as follows:

September 30, 2017
(in thousands)

Notes, principal balance	$162,500
Less:
Unamortized deferred financing costs(1)	(2,765)
Unamortized debt discount(1)	(48,275)
Notes, net	$111,460

(1)The unamortized deferred financing costs and debt discount will be amortized over the remaining life of the Notes based on the effective interest method.

The carrying amount of the equity components of the Notes recorded in additional paid in capital for the period indicated is as follows:

September 30, 2017
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

On January 10, 2017, the Company, together with the parties thereto, entered into an amendment to the Revolving Credit Facility (“Amendment No. 10”), which amended the Revolving Credit Facility to, among other things, permit the payment of certain cash dividends on its preferred stock, including the dividends declared payable on January 31, 2017, provided that (i) the Company’s borrowing base was correspondingly reduced in the amount of any such dividend payment and (ii) the Company paid down its outstanding indebtedness under the Revolving Credit Facility in the amount of any resulting borrowing base deficiency.

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

Certain of the Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations, unproved properties and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements. The Company assesses its unproved properties for impairment whenever events or circumstances indicate the carrying value of those properties may not be recoverable.  The fair value of the unproved properties is measured using an income approach based upon internal estimates of future production levels, current and future prices, drilling and operating costs, discount rates, current drilling plans and favorable and unfavorable drilling activity on the properties being evaluated and/or adjacent properties or estimated market data based on area transactions, which are Level 3 (as defined below) inputs.  Should an impairment of unproved properties occur, the value of the impaired properties would be reclassified into proved properties in the full cost pool subject to depletion.  As no other fair value measurements are required to be recognized on a non-recurring basis at September 30, 2017, no additional disclosures are provided at September 30, 2017.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	Fair value as of September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$29,229	$—	$—	$29,229
Commodity derivative contracts	—	—	4,816	4,816
Liabilities:
Commodity derivative contracts	—	—	(455)	(455)
Total	$29,229	$—	$4,361	$33,590

	Fair value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$71,529	$—	$—	$71,529
Commodity derivative contracts	—	—	7,850	7,850
Liabilities:
Commodity derivative contracts	—	—	(338)	(338)
Total	$71,529	$—	$7,512	$79,041

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the three and nine months ended September 30, 2017 and 2016.  Level 3 instruments presented in the table consist of net derivatives that, in management’s opinion, reflect the assumptions a marketplace participant would have used at September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$9,436	$12,782	$7,512	$24,418
Total (losses) gains included in earnings	(2,896)	(1,498)	3,782	(3,991)
Purchases	—	—	470	565
Issuances	—	—	—	(165)
Settlements(1)	(2,179)	(2,231)	(7,403)	(11,774)
Balance at end of period	$4,361	$9,053	$4,361	$9,053
The amount of total (losses) gains for the period included in earnings attributable to the change in mark to market of commodity derivatives contracts still held at September 30, 2017 and 2016	$(4,672)	$(3,134)	$(1,898)	$(12,974)

(1)	Included in gain (loss) on commodity derivatives contracts on the condensed consolidated statements of operations.

At September 30, 2017, the estimated fair value of accounts receivable, accounts and revenue payables approximates their carrying value due to their short-term nature. The estimated fair value of the Notes excluding the conversion feature at September 30, 2017 was $132.7 million calculated based on the fair value of similar non-convertible debt instruments (Level 2) since an observable quoted price of the Notes or a similar asset or liability is not readily available.  The estimated fair value of the Term Loan at September 30, 2017 was $214.9 million calculated based on the fair value of similar debt instruments (Level 2) since an observable price of the Term Loan or a similar asset or liability is not readily available.

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

All derivative contracts are carried at their fair value on the balance sheet and all changes in value are recorded in the condensed consolidated statements of operations in (loss) gain on commodity derivatives contracts.  For the three months ended September 30, 2017 and 2016, the Company reported losses of $4.7 million and $3.1 million, respectively, in the condensed consolidated statements of operations related to the change in the fair value of its commodity derivative contracts still held at September 30, 2017 and 2016.  For the nine months ended September 30, 2017 and 2016, the Company reported losses of $1.9 million and $13.0 million, respectively, in the consolidated statements of operations related to the change in the fair value of its commodity derivative contracts still held at September 30, 2017 and 2016.

As of September 30, 2017, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume(1)	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in Bbls)
October to December 2017	Costless three-way collar	280	25,760	$—	$80.00	$65.00	$97.25
October 2017	Costless three-way collar	200	6,200	$—	$80.00	$60.00	$98.70
November 2017	Costless three-way collar	250	7,500	$—	$80.00	$60.00	$98.70
December 2017	Costless three-way collar	200	6,200	$—	$80.00	$60.00	$98.70
October to December 2017	Put spread	500	46,000	$—	$82.00	$62.00	$—
October to December 2017	Fixed price swap	400	36,800	$54.50	$—	$—	$—
October to December 2017	Fixed price swap	150	13,800	$53.80	$—	$—	$—
October to December 2017	Fixed price swap	150	13,800	$50.25	$—	$—	$—
October to December 2017	Fixed price swap	500	46,000	$50.00	$—	$—	$—
October to December 2017	Fixed price swap	500	46,000	$50.00	$—	$—	$—
October to December 2017	Fixed price swap	100	9,200	$50.60	$—	$—	$—
October to December 2017	Fixed price swap	100	9,200	$50.94	$—	$—	$—
October to December 2017	Fixed price swap	100	9,200	$50.50	$—	$—	$—
October to December 2017	Fixed price swap	100	9,200	$50.65	$—	$—	$—
October to December 2017	Fixed price swap	100	9,200	$50.35	$—	$—	$—
December 2017	Fixed price swap	350	10,850	$52.33	$—	$—	$—
October to December 2017	Costless collar	200	18,400	$—	$45.00	$—	$53.50
January to December 2018	Costless three-way collar	500	182,500	$—	$50.00	$40.00	$61.60
January to March 2018	Costless three-way collar	1,800	162,000	$—	$47.50	$37.50	$57.85
April to June 2018	Costless three-way collar	1,700	154,700	$—	$47.50	$37.50	$57.85
July to September 2018	Costless three-way collar	1,600	147,200	$—	$47.50	$37.50	$57.85
October to December 2018	Costless three-way collar	1,700	156,400	$—	$47.50	$37.50	$57.85
January to August 2018	Put spread	425	103,275	$—	$80.00	$60.00	$—
January to June 2018	Fixed price swap	600	108,600	$51.20	$—	$—	$—
January to June 2018	Fixed price swap	200	182,500	$50.11	$—	$—	$—
July to September 2018	Fixed price swap	500	46,000	$51.20	$—	$—	$—
October to December 2018	Fixed price swap	600	55,200	$51.20	$—	$—	$—
January to September 2019	Costless three-way collar	2,000	546,000	$—	$47.50	$37.50	$59.70
October to December 2019	Costless three-way collar	1,900	174,800	$—	$47.50	$37.50	$59.70
January to September 2019	Fixed price swap	700	191,100	$50.40	$—	$—	$—
October to December 2019	Fixed price swap	600	55,200	$50.40	$—	$—	$—

(1)	Crude volumes hedged include oil, condensate and certain components of our NGLs production.

As of September 30, 2017, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in MMBtus)
November to December 2017	Costless three-way collar	5,000	305,000	$—	$3.00	$2.35	$4.00
November to December 2017	Fixed price swap	2,600	158,600	$3.40	$—	$—	$—
November to December 2017	Costless Collar	2,600	158,600	$—	$3.00	$—	$3.89
January to December 2018	Costless three-way collar	5,000	1,825,000	$—	$3.00	$2.35	$4.00
January to March 2018	Costless Collar	5,800	522,000	$—	$3.00	$—	$4.28

As of September 30, 2017, all of the Company’s economic derivative hedge positions were with large institutions, which are not known to the Company to be in default on their derivative positions.  The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.

In conjunction with certain derivative hedging activity, the Company deferred the payment of certain put premiums for the production month period October 2017 through December 2018. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month. The Company amortizes the deferred put premium liabilities as they become payable. The following table provides information regarding the deferred put premium liabilities for the periods indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
Current commodity derivative put premium payable	$1,337	$1,654
Long-term commodity derivative put premium payable	34	969
Total unamortized put premium liabilities	$1,371	$2,623

	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
	(in thousands)
Put premium liabilities, beginning balance	$1,773	$2,623
Settlement of put premium liabilities	(402)	(1,722)
Additional put premium liabilities	—	470
Put premium liabilities, ending balance	$1,371	$1,371

The following table provides information regarding the amortization of the deferred put premium liabilities by year as of September 30, 2017:

Amortization
(in thousands)
October to December 2017	$402
January to December 2018	969
Total unamortized put premium liabilities	$1,371

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated statement of financial position and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	September 30, 2017	December 31, 2016
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Current assets	$4,400	$6,212
Commodity derivative contracts	Other assets	416	1,638
Commodity derivative contracts	Current liabilities	(326)	(338)
Commodity derivative contracts	Long-term liabilities	(129)	—
Total derivatives not designated as hedging instruments		$4,361	$7,512

		Amount of Gain (Loss) Recognized in Income on Derivatives For the Three Months Ended September 30,
	Location of Loss Recognized in Income on Derivatives	2017	2016
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Loss on commodity derivatives contracts	$(2,896)	$(1,498)
Total		$(2,896)	$(1,498)

		Amount of Gain (Loss) Recognized in Income on Derivatives For the Nine Months Ended September 30,
	Location of Gain (Loss) Recognized in Income on Derivatives	2017	2016
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Gain (loss) on commodity derivatives contracts	$3,782	$(3,991)
Total		$3,782	$(3,991)

7.	Capital Stock

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

On March 21, 2017, the Company sold to Purchasers affiliated with Ares an additional $75.0 million aggregate principal amount of Notes. Pursuant to the purchase agreement for the Additional Notes, after obtaining the Requisite Stockholder Approval, on May 5, 2017, the Company and the Purchasers exchanged $37.5 million aggregate principal amount of the outstanding Additional Notes for the issuance to Purchasers of the Mandatory Repurchase.

The Notes are convertible into shares of Common Stock as described in more detail in Note 4.

On June 27, 2017, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 550,000,000 to 800,000,000, which amendment became effective on July 24, 2017.

Stockholder Rights Agreements

On January 18, 2016, the Company’s board of directors adopted the Rights Agreement dated as of January 18, 2016, between the Company and American Stock Transfer & Trust Company, LLC (the “2016 Rights Agreement”) pursuant to which the Company declared a dividend of one right (a “2016 Right”) for each of the Company’s issued and outstanding shares of common stock.  The dividend was paid to stockholders of record on January 28, 2016.  Each 2016 Right entitled the holder, subject to the terms of the 2016 Rights Agreement, to purchase one one-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock (the “Series C Preferred Stock”) at a price of $6.96, subject to certain adjustments.  The purpose of the 2016 Rights Agreement was to diminish the risk that the Company’s ability to reduce potential future federal income tax obligations would become subject to limitations by reason of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  The 2016 Rights and the 2016 Rights Agreement expired on January 18, 2017.

On January 27, 2017, the Company’s board of directors adopted the Rights Agreement dated as of January 27, 2017, between the Company and American Stock Transfer & Trust Company, LLC (the “2017 Rights Agreement”) pursuant to which the Company declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock.  The dividend was paid to stockholders of record on February 10, 2017. Each Right entitled the holder, subject to the terms of the 2017 Rights Agreement, to purchase one one-thousandth of a share of Series C Preferred Stock at a price of $10.74, subject to certain adjustments.  The purpose of the 2017 Rights Agreement was to diminish the risk that the Company’s ability to reduce potential future federal income tax obligations would become subject to limitations by reason of an “ownership change,” as defined in Section 382 of the Internal Revenue Code.  On April 6, 2017, the Company amended the 2017 Rights Agreement to accelerate the expiration of the Rights to 5:00 P.M., New York City time on April 6, 2017, which had the effect of terminating the Rights and the 2017 Rights Agreement on that date.

In connection with entering into the recent equity and convertible debt transactions with funds managed indirectly by Ares , the Company determined that the value of the U.S. federal income tax benefits in the form of net operating losses have substantially been diminished by reason of an “ownership change,” as defined under Section 382 of the Internal Revenue Code, in 2017. As a result, the Company decided to terminate the Rights.

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

Series A Preferred Stock

At September 30, 2017, there were 4,045,000 shares of the Series A Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

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

The Company paid monthly dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference through March 2016.  Effective March 9, 2016, the Revolving Credit Facility prohibited the payment of cash dividends on the Company’s preferred stock commencing April 2016.  Pursuant to Amendment No. 10, on January 10, 2017, the Company declared a special cash dividend on the Series A Preferred Stock to pay in full all accumulated and unpaid cash dividends since April 1, 2016 at an annualized 8.625% through the payment date.  The Series A Preferred Stock January 2017 dividend of $7.3 million was payable on January 31, 2017 to holders of record at the close of business on January 20, 2017.  On August 1, 2017, primarily in response to the decline in oil prices and to preserve liquidity, the Company elected to suspend Series A Preferred Stock dividends commencing August 2017.

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

For the three and nine months ended September 30, 2017, the Company recognized cash dividends of $727,000 and $5.1 million, respectively, and recognized undeclared cumulative dividends of $1.5 million for the three and nine months ended September 30, 2017, respectively, for the Series A Preferred Stock.  For the three and nine months ended September 30, 2016, the Company recognized undeclared cumulative dividends of $2.2 million and $4.4 million, respectively, for the Series A Preferred Stock and for the nine months ended September 30, 2016, the Company recognized cash dividends on preferred stock of $2.2 million for the Series A Preferred Stock.

Series B Preferred Stock

At September 30, 2017, there were 2,140,000 shares of the Series B Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

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

The Company paid monthly dividends on the Series B Preferred Stock at a fixed rate of 10.75% per annum of the $25.00 per share liquidation preference through March 2016. Effective March 9, 2016, the Revolving Credit Facility prohibited the payment of cash dividends on the Company’s preferred stock commencing April 2016.  Pursuant to Amendment No. 10, on January 10, 2017, the Company declared a special cash dividend on the Series B Preferred Stock to pay in full all accumulated and unpaid cash dividends since April 1, 2016 at an annualized 10.75% through the payment date.  The Series B Preferred Stock January 2017 dividend in the amount of $4.8 million was payable on January 31, 2017 to holders of record at the close of business on January 20, 2017.  On August 1, 2017, primarily in response to the decline in oil prices and to preserve liquidity, the Company elected to suspend Series B Preferred Stock dividends commencing August 2017.

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

For the three and nine months ended September 30, 2017, the Company recognized cash dividends of $479,000  and $3.4 million, respectively, and recognized undeclared cumulative dividends of $959,000 for the three and nine months ended September 30, 2017, respectively, for the Series B Preferred Stock.  For the three and nine months ended September 30, 2016, the Company recognized undeclared cumulative dividends of $1.4 million and $2.9 million, respectively, for the Series B Preferred Stock, and for the nine months ended September 30, 2016, the Company recognized cash dividends on preferred stock of $1.4 million for the Series B Preferred Stock.

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

Other Share Issuances

The following table provides information regarding the issuances and forfeitures of common stock pursuant to the Company's long-term incentive plan for the periods indicated:

	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Other share issuances:
Shares of restricted common stock granted	5,000,000	8,649,345
Shares of restricted common stock vested	24,338	1,193,263
Shares of restricted common stock surrendered upon vesting/exercise(1)	871	356,450
Shares of restricted common stock forfeited	—	36,747

_________________

(1)	Represents shares of common stock forfeited in connection with the payment of estimated withholding taxes on shares of restricted common stock that vested during the period.

On June 27, 2017, the Company’s stockholders approved an amendment to the Gastar Exploration Inc. Long-Term Incentive Plan (the “LTIP”), effective May 2, 2017, to, among other things, increase the number of shares of common stock reserved for issuance under the LTIP by 14,000,000 shares of common stock.  There were 6,565,088 shares of common stock available for issuance under the LTIP at September 30, 2017.

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

Shares Reserved

At September 30, 2017, the Company had 164,400 common shares reserved for the exercise of stock options.

8.	Interest Expense

The following table summarizes the components of interest expense for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Interest expense:
Cash and accrued	$8,897	$8,158	$26,103	$25,275
Amortization of deferred financing costs and debt discount	3,291	986	8,218	3,812
Capitalized interest	(2,029)	(966)	(4,577)	(2,348)
Total interest expense	$10,159	$8,178	$29,744	$26,739

9.	Income Taxes

For the three and nine months ended September 30, 2017 and 2016, respectively, the Company did not recognize a current income tax benefit or provision as the Company has a full valuation allowance against assets created by net operating losses generated.  The Company believes it more likely than not that the assets will not be utilized.  In connection with the Company’s recent equity and convertible debt transactions during 2017, the Company believes that the utilization of net operating losses in future years could be subjected to limitations by reason of an “ownership change” as defined under Section 382 of the Internal Revenue Code.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share and share data)
Net loss attributable to common stockholders	$(15,917)	$(3,796)	$(44,631)	$(95,371)
Weighted average common shares outstanding - basic	209,072,232	129,301,817	190,745,688	104,125,317
Incremental shares from unvested restricted shares	—	—	—	—
Incremental shares from outstanding stock options	—	—	—	—
Incremental shares from outstanding PBUs	—	—	—	—
Weighted average common shares outstanding - diluted	209,072,232	129,301,817	190,745,688	104,125,317
Net loss per share of common stock attributable to common stockholders:
Basic	$(0.08)	$(0.03)	$(0.23)	$(0.92)
Diluted	$(0.08)	$(0.03)	$(0.23)	$(0.92)
Common shares excluded from denominator as anti-dilutive:
Unvested restricted shares	553,671	170,362	750,499	540,994
Unvested PBUs	1,654,841	1,041,493	713,911	837,199
Convertible notes	73,520,769	—	63,319,752	—
Total	75,729,281	1,211,855	64,784,162	1,378,193

11.	Commitments and Contingencies

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

Torchlight Energy Resources, Inc., Torchlight Energy, Inc. v. Husky Ventures, Inc., et al., (Cause No. 429-01961-2016) 429th Judicial District Court in Collin County, Texas. Torchlight Energy Resources, Inc. and Torchlight Energy, Inc. (collectively “Torchlight”) brought a lawsuit against the Company, two of its executive officers, its chairman of the board of directors and a former director of the Company on May 3, 2016 in Collin County, Texas (the “Torchlight Lawsuit”). The Torchlight Lawsuit arises primarily out of Torchlight’s business dealings with Husky Ventures, Inc. (“Husky”) in Oklahoma. Husky and several of its employees and affiliates are also defendants in the Torchlight Lawsuit. As part of settlement negotiations between Husky and the Company in a separate lawsuit, Husky informed the Company that it had agreed to repurchase assets from Torchlight that Husky had previously sold to Torchlight (the “Torchlight Assets”). Husky offered to sell those Torchlight Assets to the Company. In the Purchase and Sale Agreement between Torchlight and Husky (the “Purchase and Sale Agreement”), Torchlight expressly acknowledged that the Torchlight Assets were to be sold to the Company and released the Company from any claims arising out of the sale of the Torchlight Assets. Despite this release, Torchlight alleged multiple causes of action against the Company and its officers and directors arising out of the sale of the Torchlight Assets and Torchlight’s other business dealings it had with Husky.

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

PennMarc Resources II, LP, et al v. Gastar Exploration USA, Inc., et al, (Civil Action No. 17-C-214) Circuit Court of Marshall County, West Virginia.  PennMarc Resources II, LP and others filed suit against the Company on October 23, 2017 in the Circuit Court of Marshall County, West Virginia.  The plaintiffs are royalty owners under various leases taken by or assigned to the Company.  The leases cover property in Marshall County, West Virginia.  The leases are among other assets that were assigned to THQ Appalachia, LLC pursuant to a purchase and sale agreement dated February 12, 2016.  The plaintiffs allege that the Company breached the leases by making deductions for post-production costs that were not authorized by the terms of the leases.  The plaintiffs also allege that the unauthorized deductions were not shown on the monthly royalty statements and the failure to detail the deduction of these costs was a further breach of the leases and fraud.  The plaintiffs claim of breach of contract, breach of fiduciary duty and fraudulent concealment.  The plaintiffs seek compensatory damages and punitive damages.  The Company is still assessing this claim and has not yet filed a response.

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

12.	Statement of Cash Flows – Supplemental Information

The following is a summary of the supplemental cash paid and non-cash transactions for the periods indicated:

	For the Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash paid for interest, net of capitalized amounts	$17,770	$16,140
Non-cash transactions:
Capital expenditures included in accounts payable and accrued drilling costs	$12,176	$4,913
Capital expenditures included in accounts receivable	$76	$409
Asset retirement obligation included in oil and natural gas properties	$403	$92
Asset retirement obligation sold	$(1,533)	$(694)
Application of advances to operators	$24	$(378)
Non-cash financing charges excluded from accounts payable and accrued liabilities	$19	$—
Expenses accrued for issuance of common stock	$—	$2
Undeclared cumulative dividends on preferred stock	$2,412	$7,237
Conversion of convertible debt to equity	$37,500	$—

13.    Subsequent Events

Pursuant to Amendment No. 2, on October 2, 2017, the Company elected to pay in kind 100% of the interest due for the period June 30, 2017 to October 1, 2017 in the amount of $6.6 million, thus increasing the outstanding principal balance of the Term Loan to $256.6 million at such time.

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

For a more detailed description of the risks and uncertainties that we face and other factors that could affect our financial performance or cause our actual results to differ materially from our projected results please see (i) Part II, Item 1A. “Risk Factors” and elsewhere in this report, (ii) Part II, Item 1A. “Risk Factors” and elsewhere in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, (iii) Part I, Item 1A. “Risk Factors” and elsewhere in our 2016 Form 10-K, (iv) our subsequent reports and registration statements filed from time to time with the SEC and (v) other announcements we make from time to time.

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

Our current operational activities are conducted in, and our consolidated revenues are generated from, markets exclusively in the U.S.  As of September 30, 2017, our major assets consist of approximately 132,400 gross (91,400 net) acres in Oklahoma (29% undeveloped) of which approximately 99,900 gross (65,200 net) acres are deemed to have multi-STACK Play potential.

The following discussion addresses material changes in our results of operations for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 and material changes in our financial condition since December 31, 2016. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Part I, Item 1. “Financial Statements” of this report, as well as our 2016 Form 10-K, which includes important disclosures regarding our critical accounting policies as part of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Form 10-K.

Oil and Natural Gas Activities

The following provides an overview of our major oil and natural gas projects. While actively pursuing specific exploration and development activities in the Mid-Continent area, there is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.

Mid-Continent Horizontal Oil Play.

We believe that our acreage is prospective in the normally pressured oil window of the STACK Play, an area of central Oklahoma that includes oil and natural gas-rich formations such as the Meramec, Osage and Woodford Shale, ranging in depth from 6,000 to 9,000 feet, and in the shallow Oswego formation as well as the proven Hunton limestone horizontal oil play.  We believe that the STACK Play is one of the most economic plays in North America.  It is a horizontal drilling play in an area of previously drilled vertical wells with multiple productive reservoirs that are predominantly oil producing.  The STACK Play encompasses all or parts of Blaine, Canadian, Garfield, Kingfisher and Major counties in Oklahoma. STACK is an acronym for Sooner Trend Anadarko basin Canadian and Kingfisher counties.  At September 30, 2017, we held leases covering approximately 132,400 gross (91,400 net) acres in Garfield, Kingfisher, Logan, Blaine and Oklahoma Counties, Oklahoma within the STACK Play.

Our initial leasing activities in 2012 were primarily focused in northwest Kingfisher County, Oklahoma with an AMI co-participant whom we bought out and assumed operatorship of the acquired wells in December 2015 (the “Husky Acquisition”).

On October 14, 2016, we executed a definitive agreement with STACK Exploration LLC (the “Investor”) to jointly develop up to 60 Gastar operated wells in the STACK Play in Kingfisher County, Oklahoma (the “Development Agreement”).  The drilling program (the “Drilling Program”) targeted the Meramec and Osage formations within the Mississippi Lime in a contract area within three townships covering approximately 32,900 gross (21,200 net) undeveloped net mineral acres under leases held by us. We serve as operator of all wells jointly developed under the Development Agreement.

Under the Development Agreement, the Investor funded 90% of our working interest portion of drilling and completion costs to initially earn 80% of our working interest in each new well (in each case, proportionately reduced by other participating working interests in the well).  As a result, we paid 10% of our working interest portion of such costs for 20% of our original working interest in the well.

The Drilling Program wells were to be mutually developed in three tranches of 20 wells each.  The locations of the first 20 wells, comprised of 18 Meramec formation wells and two Osage formation wells, were mutually agreed upon by us and the Investor.  Participation in the second tranche of 20 Drilling Program wells was to be at the election of the Investor and the third tranche of 20 wells was to require mutual consent.  As of July 31, 2017, the Investor elected not to participate in a second tranche of wells.

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

As of September 30, 2017, we had drilled and completed 20 gross (3.2 net) wells under the first tranche of the Development Agreement, all of which were on production.

On October 19, 2016, we entered into a purchase and sale agreement to sell certain non-core leasehold interests in approximately 25,300 net acres of which only 19,100 net acres was ascribed allocated value and interests in 25 gross (11.2 net) wells primarily in northeast Canadian County and also in southeast Kingfisher County, Oklahoma to Red Bluff Resources Operating, LLC, a Delaware limited liability company, (“Red Bluff”) for $71.0 million (of which up to $10.0 million was contingent upon the satisfaction of certain conditions), subject to certain adjustments and with a property sale effective date of August 1, 2016 (“South STACK Play Acreage Sale”).  On November 18, 2016, we and Red Bluff executed and delivered two amendments to the sale agreement and entered into a relating closing agreement, which, among other things, allocated $1.4 million of the purchase price to producing properties with the remainder of the purchase price to non-producing properties.  As of September 30, 2017, we had completed the sale and received approximately $69.5 million of the South STACK Play Acreage Sale proceeds.

During the three and nine months ended September 30, 2017, Gastar spud four gross (2.9 net) and 10 gross (3.8 net) operated Meramec wells, respectively, and commenced flow back on one gross (0.2 net) and 14 gross (2.2 net) operated Meramec wells, respectively.

During the three and nine months ended September 30, 2017, Gastar spud two gross (1.4 net) and 13 gross (9.8 net) operated Osage wells, respectively, and commenced flow back on four gross (2.8 net) and eight gross (5.8 net) operated Osage wells, respectively.  Subsequent to September 30, 2017 through October 31, 2017, Gastar spud two gross (1.2 net) operated Osage wells and commenced flow back on four gross (3.2 net) operated Osage wells.]

During 2017, we have elected to participate in various non-operated wells in the Meramec, Osage and Oswego formations to further delineate our STACK Play acreage position.  Of the 2017 non-operated wells that we have elected to participate, currently two gross (0.3 net) non-operated Meramec wells and one gross (0.1 net) non-operated Osage wells have been placed on production.  We anticipate that we will continue to receive election notices regarding proposed non-operated STACK wells.

The following table provides production and operational information about the Mid-Continent for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Mid-Continent	2017	2016	2017	2016
Net Production:
Oil and condensate (MBbl)	278	242	805	790
Natural gas (MMcf)	962	997	2,746	2,917
NGLs (MBbl)	134	128	379	380
Total net production (MBoe)	572	537	1,642	1,656
Net Daily Production:
Oil and condensate (MBbl/d)	3.0	2.6	3.0	2.9
Natural gas (MMcf/d)	10.5	10.8	10.1	10.6
NGLs (MBbl/d)	1.5	1.4	1.4	1.4
Total net daily production (MBoe/d)	6.2	5.8	6.0	6.0
Average sales price per unit(1):
Oil and condensate (per Bbl)	$46.56	$42.56	$47.03	$37.87
Natural gas (per Mcf)	$2.62	$2.48	$2.71	$2.06
NGLs (per Bbl)	$20.64	$13.22	$19.87	$12.79
Average sales price per Boe(1)	$31.86	$26.98	$32.19	$24.63
Selected operating expenses (in thousands):
Production taxes	$721	$398	$1,691	$1,154
Lease operating expenses	$6,179	$5,044	$16,399	$15,007
Transportation, treating and gathering	$437	$337	$1,187	$730
Selected operating expenses per Boe:
Production taxes	$1.26	$0.74	$1.03	$0.70
Lease operating expenses	$10.80	$9.40	$9.99	$9.06
Transportation, treating and gathering	$0.76	$0.63	$0.72	$0.44
Production costs(2)	$11.56	$10.03	$10.71	$9.50

(1)	Excludes the impact of hedging activities.
(2)	Production costs include lease operating expense (“LOE”), insurance, gathering and workover expense and excludes ad valorem and severance taxes.

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

The following table provides information about production volumes, average prices of oil, natural gas and NGLs and operating expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016(1)
	(In thousands, except per unit amounts)
Net Production:
Oil and condensate (MBbl)	278	242	805	837
Natural gas (MMcf)	962	1,009	2,748	5,232
NGLs (MBbl)	134	128	379	616
Total net production (MBoe)	572	539	1,642	2,325
Net Daily production:
Oil and condensate (MBbl/d)	3.0	2.6	3.0	3.1
Natural gas (MMcf/d)	10.5	11.0	10.1	19.1
NGLs (MBbl/d)	1.5	1.4	1.4	2.2
Total net daily production (MBoe/d)	6.2	5.9	6.0	8.5
Average sales price per unit:
Oil and condensate per Bbl, excluding impact of hedging activities	$46.56	$42.55	$47.03	$36.41
Oil and condensate per Bbl, including impact of hedging activities(2)	$51.77	$47.19	$52.78	$43.85
Natural gas per Mcf, excluding impact of hedging activities	$2.62	$2.48	$2.71	$1.60
Natural gas per Mcf, including impact of hedging activities(2)	$2.69	$2.76	$2.80	$1.86
NGLs per Bbl, excluding impact of hedging activities	$20.64	$13.22	$19.87	$8.28
NGLs per Bbl, including impact of hedging activities(2)	$22.55	$15.01	$22.02	$10.55
Average sales price per Boe, excluding impact of hedging activities	$31.86	$26.92	$32.19	$18.91
Average sales price per Boe, including impact of hedging activities(2)	$34.96	$29.96	$35.65	$22.77
Selected operating expenses:
Production taxes	$721	$400	$1,675	$1,469
Lease operating expenses	$6,178	$5,166	$16,396	$15,829
Transportation, treating and gathering	$436	$338	$1,187	$1,346
Depreciation, depletion and amortization	$6,059	$5,223	$16,762	$24,543
Impairment of natural gas and oil properties	$—	$—	$—	$48,497
General and administrative expense	$4,067	$3,925	$12,482	$15,872
Selected operating expenses per Boe:
Production taxes	$1.26	$0.74	$1.02	$0.63
Lease operating expenses	$10.80	$9.59	$9.98	$6.81
Transportation, treating and gathering	$0.76	$0.63	$0.72	$0.58
Depreciation, depletion and amortization	$10.59	$9.70	$10.21	$10.56
General and administrative expense	$7.11	$7.29	$7.60	$6.83
Production costs(3)	$11.56	$10.11	$10.71	$7.37

(1)

The nine months ended September 30, 2016 includes Appalachian Basin production and pricing and the sale of substantially all of the producing assets and undeveloped leasehold was completed on April 8, 2016.

(2)	The impact of hedging includes the gain (loss) on commodity derivative contracts settled during the periods presented.
(3)	Production costs include LOE, insurance, gathering and workover expense and exclude ad valorem and severance taxes.

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) as reported were $18.2 million for the three months ended September 30, 2017, up 26% from $14.5 million for the three months ended September 30, 2016. The increase in revenues was the result of an 18% increase in weighted average realized equivalent prices coupled with a 6% increase in production.  Average daily production on an equivalent basis was 6.2 MBoe/d for the three months ended September 30, 2017 compared to 5.9 MBoe/d for the same period in 2016.  Oil, condensate and NGLs production represented approximately 72% of total production for the three months ended September 30, 2017 compared to 69% of total production for the three months ended September 30, 2016.

Oil and condensate revenues represented approximately 71% of our total oil, condensate, natural gas and NGLs revenues for the three months ended September 30, 2017 and 2016.  Total liquids revenues (oil, condensate and NGLs) represented approximately 86% of our total oil, condensate, natural gas and NGLs revenues for the three months ended September 30, 2017 and 83% of our total oil, condensate, natural gas and NGLs revenues for the three months ended September 30, 2016.

During the three months ended September 30, 2017, we had commodity derivative contracts covering approximately 48% of our oil and condensate production.  The impact of hedging on oil and condensate sales during the three months ended September 30, 2017 was an increase of $1.4 million in oil and condensate revenues and resulted in an increase in total price realized from $46.56 per Bbl to $51.77 per Bbl.  The gain on oil and condensate commodity derivatives contracts settled during the period was reduced by $313,000 for deferred put premiums.  During the three months ended September 30, 2016, the impact of hedging on oil and condensate sales was an increase of $1.1 million, which resulted in an increase in total price realized from $42.55 per Bbl to $47.19 per Bbl.  We allocated 15% of our crude hedges as price protection for our NGLs production for the quarters ended September 30, 2017 and 2016.  We have not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

During the three months ended September 30, 2017, we had commodity derivative contracts covering approximately 70% of our natural gas production.  The impact of hedging on natural gas sales during the three months ended September 30, 2017 was an increase of $72,000 in natural gas revenues and resulted in an increase in total price realized from $2.62 per Mcf to $2.69 per Mcf.  The gain on natural gas commodity derivatives contracts settled during the period was reduced by $34,000 for deferred put premiums.  During the three months ended September 30, 2016, the impact of hedging on natural gas sales was an increase of $283,000, which resulted in an increase in total price realized from $2.48 per Mcf to $2.76 per Mcf.  We have not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

During the three months ended September 30, 2017, we had commodity derivative contracts covering approximately 18% of our NGLs production. The impact of hedging on NGLs sales during the three months ended September 30, 2017 was an increase of $256,000 in NGLs revenues and resulted in an increase in total price realized from $20.64 per Bbl to $22.55 per Bbl.  The gain on NGLs commodity derivatives contracts settled during the period was reduced by $55,000 for deferred put premiums.  During the three months ended September 30, 2016, the impact of hedging on NGLs sales was an increase of $230,000 in NGLs revenues which resulted in an increase in total price realized from $13.22 per Bbl to $15.01 per Bbl.  We have not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

The change in mark to market value for outstanding commodity derivatives contracts for the three months ended September 30, 2017 was a loss of $4.7 million compared to a loss of $3.1 million for the three months ended September 30, 2016. The change in the mark to market value is primarily the result of changes in hedge contracts and volumes hedged and the future price curve compared to the prior year.

For additional information regarding our oil and condensate hedging positions as of September 30, 2017, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report.

Production taxes. We reported production taxes of $721,000 for the three months ended September 30, 2017 compared to $400,000 for the three months ended September 30, 2016.  The increase in production taxes primarily resulted from new Mid-Continent wells, increases in Oklahoma production tax exemption rates on certain horizontal wells and increased revenues resulting from higher prices as well as the expiration of tax exemptions on older drilled wells. Production taxes for the three months ended September 30, 2017 and 2016 were approximately 4.0% and 2.8%, respectively, of oil, condensate, natural gas and NGLs revenues.

Lease operating expenses. We reported LOE of $6.2 million for the three months ended September 30, 2017 compared to $5.2 million for the three months ended September 30, 2016.  Our total LOE was $10.80 per Boe for the three months ended September 30, 2017 compared to $9.59 per Boe for the same period in 2016.  The increase in LOE is due primarily to a $553,000 ($0.97 per Boe) increase in workover expense and a $512,000 ($0.89 per Boe) increase in controllable LOE.

Transportation, treating and gathering. We reported transportation expenses of $436,000 for the three months ended September 30, 2017 compared to $338,000 for the three months ended September 30, 2016 due primarily to new wells and changes in Oklahoma marketing contracts from percent of proceeds to more fixed charges basis.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) expense of $6.1 million for the three months ended September 30, 2017 up from $5.2 million for the three months ended September 30, 2016. The increase in DD&A expense was the result of a 9% increase in the DD&A rate due to increased costs on wells that resulted in lower reserves coupled with a 6% increase in production.  The DD&A rate for the three months ended September 30, 2017 was $10.59 per Boe compared to $9.70 per Boe for the same period in 2016.

General and administrative expense. We reported general and administrative expenses of $4.1 million for the three months ended September 30, 2017 compared to $3.9 million for the three months ended September 30, 2016.  Non-cash stock-based compensation expense, which is included in general and administrative expense, was $1.8 million and $810,000 for the three months ended September 30, 2017 and 2016, respectively.  Excluding stock-based compensation expense, general and administrative expense decreased $839,000 to $2.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This decrease is primarily due to lower legal fees and acquisition costs coupled with a West Virginia franchise tax refund.

Litigation settlement benefit.  We reported a litigation settlement benefit of $10.1 million for the three months ended September 30, 2016 for recovery in connection with a legal settlement with our insurers regarding a claim previously denied under our directors and officers liability insurance coverage to recover settlement and legal defense expenses incurred by us in connection with litigation settled in December 2010.

Interest expense.  We reported interest expense of $10.2 million for the three months ended September 30, 2017 compared to $8.2 million for the three months ended September 30, 2016.  The increase in interest expense is due primarily to changes in and the terms of the new debt instruments.

Dividends on preferred stock. Dividends on preferred stock totaled $1.2 million for the three months ended September 30, 2017 comprised of $727,000 for Series A Preferred Stock and $479,000 for the Series B Preferred Stock.  Accumulated undeclared and unpaid dividends totaled $2.4 million for the three months ended September 30, 2017 comprised of $1.5 million for the Series A Preferred Stock and $959,000 for the Series B Preferred Stock compared to $3.6 million for the three months ended September 30, 2016 comprised of $2.2 million for the Series A Preferred Stock and $1.4 million for the Series B Preferred Stock.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) as reported were $52.9 million for the nine months ended September 30, 2017, up 20% from $44.0 million for the nine months ended September 30, 2016. The increase in revenues was primarily the result of a 70% increase in weighted average realized equivalent prices partially offset by a 29% decrease in production.  The decrease in production was primarily the result of the Appalachian Basin Sale on April 8, 2016.  Average daily production on an equivalent basis was 6.0 MBoe/d for the nine months ended September 30, 2017 compared to 8.5 MBoe/d for the same period in 2016, of which Appalachian Basin production was 2.4 MBoe/d.  Oil, condensate and NGLs production represented approximately 72% of total production for the nine months ended September 30, 2017 compared to 62% of total production for the nine months ended September 30, 2016.  Excluding the impact of the Appalachian Basin production sales on oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging), total oil, condensate, natural gas and NGLs revenues increased $12.1 million, or 30%, for the nine months ended September 30, 2017 from the nine months ended September 30, 2016 as a result of a 31% increase in weighted average realized equivalent prices in the Mid-Continent partially offset by a 1% decrease in average daily equivalent production in the Mid-Continent.

Oil and condensate revenues represented approximately 72% of our total oil, condensate, natural gas and NGLs revenues for the nine months ended September 30, 2017 compared to 69% for the nine months ended September 30, 2016 as reported and 73% for the nine months ended September 30, 2016 excluding the impact of Appalachian Basin production.  Total liquids revenues (oil, condensate and NGLs) represented approximately 86% of our total oil, condensate, natural gas and NGLs revenues for the nine months ended September 30, 2017 and 81% of our total oil, condensate, natural gas and NGLs revenues for the nine months ended September 30, 2016 as reported and 85% excluding the impact of Appalachian Basin production.

During the nine months ended September 30, 2017, we had commodity derivative contracts covering approximately 59% of our oil and condensate production.  The impact of hedging on oil and condensate sales during the nine months ended September 30, 2017 was an increase of $4.6 million in oil and condensate revenues and resulted in an increase in total price realized from $47.03 per Bbl to $52.78 per Bbl.  The gain on oil and condensate commodity derivatives contracts settled during the period was reduced by $1.4 million for deferred put premiums. During the nine months ended September 30, 2016, the impact of hedging on oil and condensate sales was an increase of $6.2 million, which resulted in an increase in total price realized from $36.41 per Bbl to $43.85 per Bbl.  We allocated 15% of our crude hedges as price protection for our NGLs production for the nine months ended September 30, 2017 and 2016.  We have not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

During the nine months ended September 30, 2017, we had commodity derivative contracts covering approximately 62% of our natural gas production.  The impact of hedging on natural gas sales during the nine months ended September 30, 2017 was an increase of $235,000 in natural gas revenues and resulted in an increase in total price realized from $2.71 per Mcf to $2.80 per Mcf.  The gain on natural gas commodity derivatives contracts settled during the period was reduced by $101,000 for deferred put premiums.  During the nine months ended September 30, 2016, the impact of hedging on natural gas sales was an increase of $1.4 million in natural gas revenues resulting in an increase in total price realized from $1.60 per Mcf to $1.86 per Mcf.  We have not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

During the nine months ended September 30, 2017, we had commodity derivative contracts covering approximately 22% of our NGLs production. The impact of hedging on NGLs sales during the nine months ended September 30, 2017 was an increase of $817,000 in NGLs revenues and resulted in an increase in total price realized from $19.87 per Bbl to $22.02 per Bbl.  The gain on NGLs commodity derivatives contracts settled during the period was reduced by $243,000 for deferred put premiums.  During the nine months ended September 30, 2016, the impact of hedging on NGLs sales was an increase of $1.4 million in NGLs revenues which resulted in an increase in total price realized from $8.28 per Bbl to $10.55 per Bbl.  We have not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

The change in mark to market value for outstanding commodity derivatives contracts for the nine months ended September 30, 2017 was a loss of $1.9 million compared to a loss of $13.0 million for the nine months ended September 30, 2016. The change in the mark to market value is primarily the result of changes in hedge contracts and volumes hedged and the future price curve compared to the prior year.

For additional information regarding our oil and condensate hedging positions as of September 30, 2017, see Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report.

Production taxes. We reported production taxes of $1.7 million for the nine months ended September 30, 2017 compared to $1.5 million for the nine months ended September 30, 2016.  Excluding the Appalachian Basin, production taxes increased $537,000, or 46%, for the nine months ended September 30, 2017 from the nine months ended September 30, 2016 primarily due to new wells, increases in Oklahoma production tax exemption rates on certain horizontal wells, increased revenues resulting from higher prices and the expiration of tax exemptions on older drilled wells.  As reported, production taxes for the nine months ended September 30, 2017 and 2016 were approximately 3.2% and 3.3%, respectively, of oil, condensate, natural gas and NGLs revenues.  Excluding the Appalachian Basin, production taxes were approximately 2.8% of oil, condensate, natural gas and NGLs revenues for the nine months ended September 30, 2016.

Lease operating expenses. We reported LOE of $16.4 million for the nine months ended September 30, 2017 compared to $15.8 million for the nine months ended September 30, 2016.  Our total LOE, as reported, was $9.98 per Boe for the nine months ended September 30, 2017 compared to $6.81 per Boe for the same period in 2016.  Excluding the Appalachian Basin, LOE per Boe for the nine months ended September 30, 2016 was $9.06.  Excluding the Appalachian Basin, LOE increased $1.4 million, or 9%, for the nine months ended September 30, 2017 from the nine months ended September 30, 2016 due primarily to a $1.2 million increase in workover expense.

Transportation, treating and gathering. We reported transportation expenses of $1.2 million for the nine months ended September 30, 2017 compared to $1.3 million for the nine months ended September 30, 2016.  Excluding the Appalachian Basin, transportation expense in the Mid-Continent increased $458,000 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to new wells and changes in Oklahoma marketing contracts from percent of proceeds to more fixed charges basis.

Depreciation, depletion and amortization. We reported DD&A expense of $16.8 million for the nine months ended September 30, 2017 down from $24.5 million for the nine months ended September 30, 2016. The decrease in DD&A expense was the result of a 29% decrease in production resulting from the completion of the Appalachian Basin Sale coupled with a lower DD&A rate due to the impairment charge incurred in the first quarter 2016 and the credit to the full cost pool for the net proceeds from the Appalachian Basin Sale and South STACK Play Acreage Sale.  The DD&A rate for the nine months ended September 30, 2017 was $10.21 per Boe compared to $10.56 per Boe for the same period in 2016.

General and administrative expense. We reported general and administrative expenses of $12.5 million for the nine months ended September 30, 2017 compared to $15.9 million for the nine months ended September 30, 2016.  Non-cash stock-based compensation expense, which is included in general and administrative expense, was $4.0 million and $3.1 million for the nine months ended September 30, 2017 and 2016, respectively.  Excluding stock-based compensation expense, general and administrative expense decreased $4.2 million to $8.5 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This decrease is primarily due to $2.0 million of bad debt expense recorded in 2016 coupled with lower legal costs, lower acquisition costs related to the Husky Acquisition and reduced personnel costs as a result of the sale of our Appalachian Basin assets.

Litigation settlement benefit.  We reported a litigation settlement benefit of $10.1 million for the nine months ended September 30, 2016 for recovery in connection with a legal settlement with our insurers regarding a claim previously denied under our directors and officers liability insurance coverage to recover settlement and legal defense expenses incurred by us in connection with litigation settled in December 2010.

Interest expense.  We reported interest expense of $29.7 million for the nine months ended September 30, 2017 compared to $26.7 million for the nine months ended September 30, 2016.  The increase in interest expense is primarily due to increased borrowings under the Convertible Notes due 2022 (the “Notes”) and the Term Loan (as defined below) at higher interest rates coupled with additional amortization of deferred financing costs partially offset by higher capitalized interest.

Loss on early extinguishment of debt.  We reported a loss on early extinguishment of debt of $12.2 million for the nine months ended September 30, 2017 comprised of a $7.0 million penalty for the early satisfaction and discharge of our 8 5/8% Senior Secured Notes due May 15, 2018 (the “Former Notes”) and the $5.2 million write-off of the remaining deferred financing costs related to the Former Notes and our former revolving credit facility under the Second Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Lender and the lenders named therein (the “Revolving Credit Facility”).

Dividends on preferred stock. We reported dividends on preferred stock of $8.4 million for the nine months ended September 30, 2017, comprised of $5.1 million for the Series A Preferred Stock and $3.3 million for the Series B Preferred Stock and $3.6 million for the nine months ended September 30, 2016 comprised of $2.2 million for the Series A Preferred Stock and $1.4 million for the Series B Preferred Stock.  Accumulated undeclared and unpaid dividends totaled $2.4 million for the nine months ended September 30, 2017 comprised of $1.5 million for the Series A Preferred Stock and $959,000 for the Series B Preferred Stock compared to undeclared cumulative dividends on preferred stock of $7.2 million for the nine months ended September 30, 2016 comprised of $4.4 million for the Series A Preferred Stock and $2.8 million for the Series B Preferred Stock.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity and capital resources are existing cash balances, internally generated cash flows from operating activities, possible asset sales and capital markets transactions, to the extent available on acceptable terms.  We believe that our current cash position and funds from operating cash flows and possible future property sales should be sufficient to meet our cash requirements for the remainder of 2017 and to late 2018.  We continually evaluate our capital needs and compare them to our capital resources and ability to raise funds in the financial markets or through the sale of certain non-STACK assets.  We have the ability to adjust capital expenditures in response to changes in oil, condensate, natural gas and NGLs prices, drilling results, liquidity and cash flow as we operate the majority of our capital expenditures budget.   Current market conditions and restrictions under our new debt may put limitations on our ability to issue new debt or equity securities in the public or private markets.

On March 3, 2017, certain funds (the “Purchasers”) managed indirectly by Ares Management LLC (“Ares”), purchased from us for cash (i) $125.0 million aggregate principal amount of our Notes sold at par, which Notes, subject to the receipt of approval of our stockholders, which was obtained on May 2, 2017, are convertible into our common stock, par value $0.001 per share (the “Common Stock”) or, in certain circumstances, cash in lieu of Common Stock or a combination thereof as described below and (ii) 29,408,305 shares of Common Stock for a cash purchase price of $50.0 million.  In addition, affiliates of Ares concurrently loaned us $250.0 million pursuant to the Term Loan (as described below).  On such date, a portion of the net proceeds from these Ares transactions was used to repay all of our outstanding borrowings under our Revolving Credit Facility (which was terminated on such date), and the redemption price plus interest of all of our outstanding $325.0 million principal of the Former Notes was funded to satisfy and discharge the Former Notes, which were satisfied and discharged on March 3, 2017.  On March 21, 2017, we issued an additional $75.0 million principal amount of Notes at par to Ares (the “Additional Notes”).  Pursuant to the purchase agreement for the Additional Notes, upon the receipt of approval of holders of our issued and outstanding common stock (other than the Purchasers) (the “Requisite Stockholder Approval”), we would repurchase $37.5 million principal amount of the Additional Notes for (a) 25,456,521 shares of our common stock and (b) 2,000 shares of our Special Voting Preferred Stock (the “Mandatory Repurchase”), with the remainder convertible into our common stock or, in certain circumstances, cash in lieu of common stock or a combination thereof.  Requisite Stockholder Approval was obtained on May 2, 2017 at a special meeting of common stockholders.  The Mandatory Repurchase was completed on May 5, 2017.

For the nine months ended September 30, 2017, we reported cash flows provided by operating activities of $9.1 million.  For the nine months ended September 30, 2017, we reported net cash used in investing activities of $109.9 million primarily for the acquisition of oil and natural gas properties of $54.5 million and $81.9 million for the development of oil and natural gas properties partially offset by $28.8 million of proceeds from the sale of oil and natural gas properties.  For the nine months ended September 30, 2017, we reported net cash provided by financing activities of $58.5 million, consisting primarily of $450.0 million of new borrowings under the Ares transactions and $56.6 million of proceeds from the issuance of common equity partially offset by $409.6 million of repayment of borrowings under our Revolving Credit Facility and the full pay-off of the Former Notes, $19.3 million of preferred stock dividends paid, $11.0 million of deferred financing charges and a $7.0 million payment for the early extinguishment of debt.  As a result of these activities, our cash and cash equivalents balance decreased by $42.3 million, resulting in a cash and cash equivalents balance of $29.2 million at September 30, 2017.

At September 30, 2017, we had a net working capital surplus of approximately $21.9 million.  As of November 3, 2017, our cash balance was $20.7 million.

Future capital and other expenditure requirements.  Total capital expenditures for 2017 are currently projected to not exceed the previously announced full-year budget of $129.2 million.  Remaining capital expenditures for 2017 are estimated to be approximately $34.7 million which contemplates $27.3 million for drilling, completions and infrastructure costs, $4.3 million for leasehold costs and $3.2 million for capitalized general and administrative costs.  We plan to fund our remaining 2017 revised capital budget through existing cash balances, recent financing activities, internally generated cash flow from operating activities and possible future property sales proceeds. Our capital expenditures and the scope of our drilling activities may change as a result of several factors, including, but not limited to, changes in oil, condensate, natural gas and NGLs prices, costs of drilling and completion and leasehold acquisitions, drilling results, higher working interest in drilled wells and access to additional capital. We operate the majority of our  remaining budgeted 2017 capital expenditures, and thus, we could reduce a significant portion of remaining 2017 capital expenditures if necessary to better match available capital resources.

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

At September 30, 2017, the estimated fair value of all of our commodity derivative instruments was a net asset of $4.4 million, comprised of current and non-current assets and liabilities. By removing the price volatility from a portion of our oil, condensate, natural gas and NGLs sales for October 2017 through 2019, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows for those periods. While mitigating negative effects of falling commodity prices, certain derivative contracts also limit the benefits we could receive from increases in commodity prices.  In conjunction with certain commodity derivative hedging activity, we deferred the payment of certain put premiums for the production month period October 2017 through December 2018.  At September 30, 2017, we had a current commodity premium payable of $1.3 million and a long-term commodity premium payable of $34,000.  The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.

As of September 30, 2017, all of our commodity derivative hedge positions were with large institutions, each of which is not known to us to be in default on their derivative positions. We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.

Term Loan Facility.  On March 3, 2017, the Company entered into a $250.0 million Term Loan pursuant to the Third Amended and Restated Credit Agreement among the Company, as borrower, the guarantors party thereto, funds managed indirectly by Ares, as lenders, and Wilmington Trust, National Association, as Administrative Agent (the “Term Loan”). The Term Loan was issued at par and bears interest at a per annum rate equal to 8.5%, payable on a quarterly basis on each March 31, June 30, September 30 and December 31 of each year, commencing March 31, 2017, and has a scheduled maturity of March 3, 2022.  In addition, the Term Loan is subject to an interest “make-whole” and repayment premium, such that any repayment or prepayment of the loans thereunder prior to the stated maturity date shall be subject to the payment of a repayment premium, and depending on the date of such repayment or prepayment, the applicable interest “make-whole” amount, with the amount of such repayment premium decreasing over the life of the Term Loan.

On March 20, 2017, we, together with the parties thereto, entered into an Amendment No. 1 to the Term Loan which amendment permitted the issuance of the Additional Notes.

On August 2, 2017, we entered into Amendment No. 2 allowing us to elect to PIK interest on the Term Loan, upon proper notice, 100% of interest payments due after June 30, 2017 and prior to December 1, 2018 and at our election, PIK between 0% and 50% of any interest payments occurring after December 31, 2018 (other than interest due on the maturity date or the date of any repayment or prepayment).  The Term Loan interest rate increased to 10.25% for all interest periods post June 30, 2017 and the PIK interest shall be payable by capitalizing and adding such amounts to the outstanding principal amount of the Term Loan on the applicable interest payment date.

On September 18, 2017, we, together with the parties thereto, entered into Amendment No. 3 to the Term Loan, which among other things, expressly provided that certain assignments of oil and gas properties made or to be made by the Company to Red Bluff, pursuant to the Red Bluff PSA, are permitted by the Term Loan and are not subject to the mandatory prepayment provisions applicable to “Asset Sales” under the Term Loan.

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

Pursuant to Amendment No. 2, on October 2, 2017, we elected to pay in kind 100% of the interest due for the period June 30, 2017 to October 1, 2017 in the amount of $6.6 million, thus increasing the outstanding principal balance of the Term Loan to $256.6 million at such time.

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

For the three and nine months ended September 30, 2017, we declared and paid dividends of $727,000 and $5.1 million, respectively, for the Series A Preferred Stock and $479,000 and $3.3 million, respectively, for the Series B Preferred Stock.  For the three and nine months ended September 30, 2017, undeclared cumulative dividends totaled $1.5 million, respectively, for the Series A Preferred Stock and $959,000, respectively, for the Series B Preferred Stock.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Part I, Item I. “Financial Statements, Note 2 – Summary of Significant Accounting Policies” of this report and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our 2016 Form 10-K.

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

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our oil, condensate, natural gas and NGLs production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil, condensate, natural gas and NGLs in the region produced. Prices received for oil, condensate, natural gas and NGLs are volatile, unpredictable and beyond our control.  To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments.  For the three and nine months ended September 30, 2017, a 10% change in the prices received for oil, condensate, natural gas and NGLs production would have had an approximate $1.8 million and $5.3 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk, respectively. See Part I, Item 1. “Financial Statements, Note 6 – Derivative Instruments and Hedging Activity” of this report for additional information regarding our hedging activities.

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

Item 4. Controls and Procedures

Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of current legal proceedings is set forth in Part I, Item 1. “Financial Statements, Note 11 – Commitments and Contingencies” of this report.

Item 1A. Risk Factors

Information about material risks related to our business, financial condition and results of operations for the three and nine months ended September 30, 2017 does not materially differ from that set out under Part I, Item 1A. “Risk Factors” in our 2016 Form 10-K. You should carefully consider the risk factors and other information discussed in our 2016 Form 10-K, as well as the information provided in this report. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet be Purchased Under the Plan
August 1, 2017 – August 31, 2017	871	$0.58	—	n/a

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On November 7, 2017, John H. Cassels gave the Company notice that he would retire as a director of the Company, effective December 31, 2017.  Mr. Cassels’ retirement is for personal reasons and not the result of any disagreement or other issues with the Company.

Item 6. Exhibits

The exhibits required to be filed or furnished pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index immediately below and such exhibits identified therein are incorporated herein by reference into this report.

EXHIBIT INDEX

Exhibit Number	Description

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

3.3

First Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gastar Exploration Inc. dated July 24, 2017 (incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017. File No. 001-35211).

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

10.1

Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of August 2, 2017, among Gastar Exploration Inc., as borrower, certain subsidiaries of borrower, as guarantors, the lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017. File No. 001-35211).

10.2

Amendment No. 3 to Third Amended and Restated Credit Agreement, executed on September 18, 2017, among Gastar Exploration Inc., as borrower, certain subsidiaries of borrower, as guarantors, the lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 19, 2017. File No. 001-35211).

10.3

Fourth Amendment to Amended and Restated Gastar Exploration Inc. Employee Change of Control Severance Plan, dated September 12, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with SEC on September 13, 2017. File No. 001-35211).

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

GASTAR EXPLORATION INC.

Date: November 8, 2017	By:	/s/ J. RUSSELL PORTER
J. Russell Porter
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: November 8, 2017	By:	/s/ MICHAEL A. GERLICH
Michael A. Gerlich
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)