Form 10-K
period 2017-12-31
Gastar Exploration Inc.
filed 2018-03-15
CIK 1431372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-35211

GASTAR EXPLORATION INC.

(Exact name of registrant as specified in its charter)

Delaware	38-3531640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1331 Lamar Street, Suite 650 Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

(713) 739-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.001 per share 8.625% Series A Cumulative Preferred Stock, par value $0.01 per share 10.75% Series B Cumulative Preferred Stock, par value $0.01 per share	NYSE American NYSE American

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity of Gastar Exploration Inc. held by non-affiliates of Gastar Exploration Inc. as of June 30, 2017 (the last business day of Gastar Exploration Inc.’s most recently completed second fiscal quarter) was approximately $116.0 million based on the closing price of $0.93 per share on the NYSE American.

The total number of shares of common stock, par value $0.001 per share, outstanding as of March 12, 2018 was 220,895,069.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

GASTAR EXPLORATION INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

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

Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. As such, management’s assumptions about future events may prove to be inaccurate. For a more detailed description of the known material factors that could cause actual results to differ from those in the forward-looking statements, see Item 1A. “Risk Factors” in Part I of this Form 10-K. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events, changes in circumstances or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. Management cautions all readers that the forward-looking statements contained in this Form 10-K are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to:

•	the supply and demand for oil, condensate, natural gas and NGLs;
•	continued low or further declining prices for oil, condensate, natural gas and NGLs including risks of low commodity prices;
•	our financial condition, results of operations, revenues, cash flows and expenses;
•	the potential need to sell certain assets or raise additional capital;
•	the need to take ceiling test impairments due to low commodity prices;
•	worldwide political and economic conditions and conditions in the energy market;
•	the extent to which we are able to realize the anticipated benefits from acquired assets;
•	our ability to monetize certain assets;
•	our ability to raise capital to fund capital expenditures, service our indebtedness or repay or refinance debt upon maturity;

•	the ability and willingness of our current or potential counterparties, third-party operators or vendors to enter into transactions with us and/or to fulfill their obligations to us;
•	failure of our co-participants to fund any or all of their portion of any capital program;
•	the ability to find, acquire, market, develop and produce new oil and natural gas properties;
•	uncertainties about the estimated quantities of oil and natural gas reserves and in the projection of future rates of production and timing of development expenditures of proved reserves;
•	strength and financial resources of competitors;
•	availability and cost of material and equipment, such as drilling rigs, service costs and transportation pipelines;
•	availability and cost of processing and transportation;
•	changes or advances in technology;
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

STACK Play

An acronymic name for a predominantly oil producing play referring to the exploration and development of the Sooner Trend of the Anadarko Basin in Canadian and Kingfisher Counties, Oklahoma. References to the STACK Play are extended to adjacent counties.

U.S.	United States of America

U.S. GAAP	Accounting principles generally accepted in the United States of America

WTI	West Texas Intermediate

PART I

Item 1. Business

Overview

We are a pure-play Mid-Continent independent energy company engaged in the exploration, development and production of oil, condensate, natural gas and NGLs.  Our principal business activities include the identification, acquisition and subsequent exploration and development of oil and natural gas properties with an emphasis on unconventional reserves, such as shale resource plays. We hold a concentrated acreage position in the normally pressured oil window of the STACK Play, an area of central Oklahoma which is home to multiple oil and natural gas-rich reservoirs, including the Oswego limestone, Meramec and Osage bench formations within the Mississippi Lime, the Woodford shale and Hunton limestone formations.

Shares of our common stock are listed on the NYSE American under the symbol “GST,” shares of our 8.625% Series A Cumulative Preferred Stock are listed on the NYSE American under the symbol “GST.PRA” and shares of our 10.75% Series B Cumulative Preferred Stock are listed on the NYSE American under the symbol “GST.PRB”. Our principal office is located at 1331 Lamar Street, Suite 650, Houston, Texas 77010, and our telephone number is (713) 739-1800. Our website address is http://www.gastar.com. Information on our website or about us on any other website is not incorporated by reference into and does not constitute part of this Form 10-K.

Our Strategy

Our strategy is to increase stockholder value by delivering sustainable reserves and production growth and improved operating results from our existing assets. We recognize that there may be periods, such as the recently depressed commodity price environment commencing in 2014, which make it difficult to fully execute this strategy on a short-term basis. We intend to implement our strategy by focusing on:

•	development and exploitation of our Mid-Continent assets in the STACK Play;
•	active management of our drilling programs; and
•	effective management, adoption and utilization of technological advancement.

Development and Exploitation of our Mid-Continent Assets in the STACK Play

Subsequent to the sale of our Appalachian Basin assets in 2016, we have focused our activities solely in the STACK Play.

We believe that our acreage is prospective in the normally pressured oil window of the STACK Play, an area of central Oklahoma that includes oil and natural gas-rich formations such as the Meramec, Osage and Woodford shale, ranging in depth from 6,000 to 9,000 feet, and in the shallow Oswego formation as well as the proven Hunton limestone horizontal oil play.  We believe that the STACK Play is one of the most economic plays in North America.  It is a horizontal drilling play in an area of previously drilled vertical wells with multiple productive reservoirs that are predominantly oil producing.  The STACK Play encompasses all or parts of Blaine, Canadian, Garfield, Kingfisher and Major counties in Oklahoma.  STACK is an acronym for Sooner Trend Anadarko Canadian Kingfisher.  At December 31, 2017, we held leases covering approximately 136,700 gross (93,400 net) acres in Garfield, Kingfisher, Logan, Blaine and Oklahoma Counties, Oklahoma, within the STACK Play, of which 26,100 gross (25,200 net) acres are attributable to the West Edmund Hunton Lime Unit (“WEHLU”), which we sold on February 28, 2018 for net cash proceeds of $98.8 million at closing.  Subsequent to the closing of the WEHLU sale, we hold leases covering approximately 96,100 gross (67,800 net) acres in the STACK Play.

Actively Manage Our Drilling Program in the STACK Play

We believe that dedicating the majority of our capital budget for 2018 to drilling and completing wells that we operate will enable us to control the timing and cost of our drilling and completion activities, as well as control operating costs and the marketing of our production.  Control over our costs and expenditures is increasingly important in achieving acceptable returns on capital investment.  Our preliminary capital budget for 2018, which is dedicated exclusively to our STACK Play activities, is approximately $115.0 million, which includes $69.5 million for STACK operated drilling, completions and recompletions, $15.7 million for our participation in non-operated STACK Play drilling, $18.2 million for maintaining our current Oklahoma leasehold position and $11.6 million for capitalized interest and administration costs.  We may also seek opportunistic acquisitions of acreage positions in the STACK Play, with or without existing production, depending on the availability of capital and the quality and strategic importance of such acreage to our position.    We believe that we have assembled an experienced team of operating professionals with the specialized skills needed to plan and execute the drilling and completion of horizontal STACK Play wells.

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

Oil and Natural Gas Activities

The following provides an overview of our major oil and natural gas projects during the past three fiscal years. There is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled. For additional information regarding our sources of revenue and historical expenditures, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Mid-Continent Horizontal Oil Plays

The following is a description of our oil and natural gas producing activities in the Mid-Continent over the last three years.

Subsequent to the sale of our Appalachian Basin assets in 2016, we focused our activities solely in the STACK Play.  Subsequent to the closing of the WEHLU Sale, we hold leases covering approximately 96,100 gross (67,800 net) acres in the STACK Play.

Our initial leasing activities in the Mid-Continent commenced in 2012 primarily in northwest Kingfisher County, Oklahoma, with an AMI co-participant and were expanded to include two additional adjacent prospect areas.  We continued to build our acreage position in this region during 2013 through 2015 with our AMI co-participant, Husky Ventures, Inc., who prior to the closing of the Husky Acquisition (as defined below), handled all drilling, completion and production activities while we handled leasing and permitting activities in certain areas of the AMI.  On December 16, 2015, we completed the acquisition of additional working and net revenue interests in 103 gross (10.2 net) producing wells and certain undeveloped acreage in the STACK Play and Hunton limestone formations in our existing AMI from our AMI co-participant and three other sellers for an adjusted purchase price of approximately $42.7 million, net of $358,000 of revenue suspense liability assumed by us, reflecting adjustment for an acquisition effective date of July 1, 2015, and the conveyance of approximately 11,000 net non-core, non-producing acres in Blaine, Major and Kingfisher Counties, Oklahoma to the sellers, subject to certain adjustments and customary closing conditions (the “Husky Acquisition”).  As a result of the Husky Acquisition, we assumed operatorship of a majority of the acquired wells and our AMI participation agreements with our AMI co-participant were dissolved.  On March 22, 2017, we completed the acquisition of additional working and net revenue interests in approximately 66 gross (9.5 net) producing wells and 5,670 net acres of additional undeveloped STACK Play leasehold in Kingfisher County, Oklahoma for $51.4 million (the “STACK Leasehold Acquisition”).  Prior to the STACK Leasehold Acquisition, we already held an interest in the majority of this acquired producing wells and acreage.

On October 14, 2016, we executed a definitive agreement with STACK Exploration LLC (the “Investor”) to jointly develop up to 60 Gastar operated wells in the STACK Play in Kingfisher County, Oklahoma (the “Development Agreement”).  The drilling program (the “Drilling Program”) targeted the Meramec and Osage formations within the Mississippi Lime in a contract area within three townships covering approximately 32,900 gross (21,200 net) undeveloped net mineral acres under leases held by us. We serve as operator of all Drilling Program wells.

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

The Drilling Program wells were to be mutually developed in three tranches of 20 wells each.  The locations of the first 20 wells, comprised of 18 Meramec formation wells and two Osage formation wells, were mutually agreed upon by us and the Investor.  Participation in the second tranche of 20 Drilling Program wells was to be at the election of the Investor and the third tranche of 20 wells was to require mutual consent.  By December 31, 2017, we had drilled and completed all 20 gross (3.2 net) wells under the first tranche of the Development Agreement, all of which were on production.  As of July 31, 2017, the Investor elected not to participate in a second tranche of wells.

With respect to each 20 wells drilled under the Drilling Program, when the Investor has achieved an aggregate 15% internal rate of return for its investment for all wells, its interest will be reduced from 80% to 40% of our original working interest and our working interest increases from 20% to 60% of our original working interest.  If and when the internal rate of return of 20% for all 20 wells in the aggregate is achieved by the Investor, the Investor’s working interest decreases to 10% and our working interest increases to 90% of the working interest originally owned by us (the “final reversion”).

If and when the final reversion of working interest in the completed 20 well tranche should occur, the Investor has the right, but not the obligation, for a period of six months after final reversion to cause us to purchase the Investor’s remaining interest in the 20 wells in the Drilling Program (the “WI Tail”) for such tranche (the “Investor Put Right”) for fair market value by applying the methodology to determine a 15% discounted present value as defined by the Development Agreement.  If the Investor fails to exercise the Investor Put Right within the six-month period after achieving final reversion, then for a period of six months thereafter, we shall have the right, but not the obligation, to purchase the WI Tail from the Investor on the same fair market value approach of the Investor Put Right.  If final reversion has not been achieved by August 19, 2024, Investor will, for a period of six months thereafter, have the right to cause us to buy Investor’s then-current interest in the Drilling Program wells at an agreed upon valuation.  Based on current commodity prices, well cost and production performance of the wells drilled in the first tranche, the 15% internal rate of return is not anticipated to be achieved.

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

During the year ended December 31, 2017, we spud 11 gross (3.1 net) operated Meramec wells and completed 15 gross (3.8 net) operated Meramec wells.

During the year ended December 31, 2017, we spud 17 gross (11.5 net) operated Osage wells and completed 16 gross (10.6 net) operated Osage wells.  Subsequent to December 31, 2017 through March 12, 2018, we spud three gross (2.5 net) operated Osage wells and completed two gross (1.8 net) operated Osage wells.

During 2017, we elected to participate in various non-operated wells in the Meramec, Osage and Oswego formations to further delineate our STACK Play acreage position.  Of the 2017 non-operated wells that we elected to participate, 19 gross (2.8 net) wells were spud and 16 gross (2.3 net) wells were completed.    Subsequent to December 31, 2017 through March 12, 2018, two gross (0.01 net) non-operated wells in which we have an interest were spud and two gross (0.3 net) non-operated wells in which we have an interest were completed.  We anticipate that we will continue to receive election notices regarding proposed non-operated STACK wells.

At December 31, 2017, proved reserves attributable to the Mid-Continent were approximately 42.9 MMBoe, a 68% increase from year-end 2016 reserves of 25.6 MMBoe.  Proved reserves at December 31, 2017 were comprised of 23.0 MMBoe STACK Play reserves and 19.9 MMBoe of WEHLU reserves.  The 17.3 MMBoe increase in proved reserves from year-end 2016 is primarily the result of the success of our STACK Play drilling during 2017.  At December 31, 2017, Mid-Continent proved reserves represented 100% of our total proved reserves and the Securities and Exchange Commission (the “SEC”) total proved PV-10 value.  Total Mid-Continent proved reserves at year-end 2017 and 2016 were comprised of approximately 75% of oil, condensate and NGLs reserves.  Approximately 42% and 51% of the Mid-Continent year-end 2017 and year-end 2016 reserves were proved developed, respectively.

For 2018, our focus is to drill in areas that we believe will result in de-risking of additional acreage within the STACK Play and hold by production near-term expiring acreage while increasing our production and cash flow.

The following table provides production and operational information for the total Mid-Continent for the periods indicated, including our interest in WEHLU, which we sold on February 28, 2018:

	For the Years Ended December 31,
Mid-Continent - Total	2017	2016	2015
Production:
Oil and condensate (MBbl)	1,118	1,058	1,182
Natural gas (MMcf)	3,794	3,818	3,370
NGLs (MBbl)	527	503	433
Total Production (MBoe)	2,277	2,198	2,177
Oil and condensate (MBbl/d)	3.1	2.9	3.2
Natural gas (MMcf/d)	10.4	10.4	9.2
NGLs (MBbl/d)	1.4	1.4	1.2
Total daily production (MBoe/d)	6.2	6.0	6.0
Average sales price per unit(1):
Oil and condensate (per Bbl)	$48.91	$40.12	$46.18
Natural gas (per Mcf)	$2.66	$2.21	$2.57
NGLs (per Bbl)	$22.49	$13.94	$13.15
Average sales price per Boe(1)	$33.64	$26.35	$31.67

Selected operating expenses (in thousands):
Production taxes	$2,846	$1,601	$1,444
Lease operating expenses	$22,199	$19,703	$19,270
Transportation, treating and gathering	$1,813	$1,086	$14
Selected operating expenses per Boe:
Production taxes	$1.25	$0.73	$0.66
Lease operating expenses	$9.75	$8.96	$8.85
Transportation, treating and gathering	$0.80	$0.49	$0.01
Production costs(2)	$10.55	$9.46	$8.86

(1)	Excludes the impact of hedging activities.
(2)	Production costs include lease operating expense (“LOE”), insurance, transportation, treating and gathering and workover expense and excludes ad valorem and severance taxes.

The following tables provide detailed production and operational information for the STACK Play and WEHLU areas that make up the total Mid-Continent above.

	For the Years Ended December 31,
Mid-Continent - STACK Play excluding WEHLU (sold February 2018)	2017	2016	2015
Production:
Oil and condensate (MBbl)	555	382	468
Natural gas (MMcf)	2,170	2,265	2,211
NGLs (MBbl)	237	236	237
Total Production (MBoe)	1,154	996	1,073
Oil and condensate (MBbl/d)	1.5	1.1	1.3
Natural gas (MMcf/d)	5.9	6.2	6.0
NGLs (MBbl/d)	0.6	0.7	0.7
Total daily production (MBoe/d)	3.1	2.7	3.0
Average sales price per unit(1):
Oil and condensate (per Bbl)	$49.54	$40.09	$46.81
Natural gas (per Mcf)	$2.70	$2.15	$2.60
NGLs (per Bbl)	$23.96	$14.20	$13.66
Average sales price per Boe(1)	$33.84	$23.64	$28.77

Selected operating expenses (in thousands):
Production taxes	$1,269	$484	$592
Lease operating expenses	$11,374	$8,252	$7,310
Transportation, treating and gathering	$1,813	$1,086	$14
Selected operating expenses per Boe:
Production taxes	$1.10	$0.49	$0.55
Lease operating expenses	$9.86	$8.29	$6.81
Transportation, treating and gathering	$1.57	$1.09	$0.01
Production costs(2)	$11.43	$9.38	$6.83

(1)	Excludes the impact of hedging activities.
(2)	Production costs include LOE, insurance, transportation, treating and gathering and workover expense and excludes ad valorem and severance taxes.

	For the Years Ended December 31,
Mid-Continent - WEHLU	2017	2016	2015
Production:
Oil and condensate (MBbl)	562	676	714
Natural gas (MMcf)	1,624	1,553	1,159
NGLs (MBbl)	290	267	196
Total Production (MBoe)	1,123	1,202	1,104
Oil and condensate (MBbl/d)	1.6	1.8	1.9
Natural gas (MMcf/d)	4.5	4.2	3.2
NGLs (MBbl/d)	0.8	0.7	0.5
Total daily production (MBoe/d)	3.1	3.3	3.0
Average sales price per unit(1):
Oil and condensate (per Bbl)	$48.29	$40.13	$45.77
Natural gas (per Mcf)	$2.60	$2.30	$2.52
NGLs (per Bbl)	$21.28	$13.71	$12.53
Average sales price per Boe(1)	$33.44	$28.60	$34.49

Selected operating expenses (in thousands):
Production taxes	$1,577	$1,117	$852
Lease operating expenses	$10,825	$11,451	$11,960
Selected operating expenses per Boe:
Production taxes	$1.40	$0.93	$0.77
Lease operating expenses	$9.64	$9.52	$10.83
Production costs(2)	$9.64	$9.52	$10.83

(1)	Excludes the impact of hedging activities.
(2)	Production costs include LOE, insurance, transportation, treating and gathering and workover expense and excludes ad valorem and severance taxes.

Appalachian Basin

Due to the depressed commodity price environment in the Appalachian Basin, we suspended our drilling operations in the Appalachian Basin in the second quarter of 2015.  On April 8, 2016, we sold substantially all of our producing assets and proved reserves and a significant portion of our undeveloped acreage in the Appalachian Basin for an adjusted price of $75.7 million, net of $3.5 million of suspense liability transferred to buyer (the “Appalachian Basin Sale”).  On January 20, 2017, we sold our remaining interest in producing assets and leasehold in the Appalachian Basin, effective January 1, 2017, for $200,000, before fees and expenses.

The following table provides production and operational information for the Appalachian Basin for the periods indicated:

	For the Years Ended December 31,
Appalachian Basin	2016	2015
Production:
Oil and condensate (MBbl)	47	243
Natural gas (MMcf)	2,327	10,389
NGLs (MBbl)	236	779
Total production (MBoe)	671	2,753
Oil and condensate (MBbl/d)	0.1	0.7
Natural gas (MMcf/d)	6.4	28.5
NGLs (MBbl/d)	0.6	2.1
Total daily production (MBoe/d)	1.8	7.5
Average sales price per unit(1):
Oil and condensate (per Bbl)	$11.73	$16.78
Natural gas (per Mcf)	$1.04	$0.79
NGLs (per Bbl)	$1.00	$1.85
Average sales price per Boe(1)	$4.76	$4.99
Selected operating expenses (in thousands):
Production taxes	$307	$1,433
Lease operating expenses	$900	$4,457
Transportation, treating and gathering	$618	$2,175
Selected operating expenses per Boe:
Production taxes	$0.46	$0.52
Lease operating expenses	$1.34	$1.62
Transportation, treating and gathering	$0.92	$0.79
Production costs(2)	$2.21	$1.92

(1)	Excludes the impact of hedging activities.
(2)	Production costs include LOE, insurance, transportation, treating and gathering and workover expense and excludes ad valorem and severance taxes.

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

The following table provides information regarding our significant customers whom accounted for more than 10% of our oil, condensate, natural gas and NGLs revenues, excluding hedge impact, for the periods indicated:

	For the Years Ended December 31,
	2017	2016	2015
Sunoco	61%	67%	62%
Superior	14%	12%	6%
SEI(1)	0%	5%	22%

(1)	SEI Energy, LLC filed for Chapter 7 bankruptcy on June 3, 2016.

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

Seasonal Nature of Business

Generally, the demand for oil and natural gas fluctuates seasonally. Seasonal anomalies such as mild winters or summers sometimes lessen this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. Seasonal weather conditions and lease stipulations can limit our drilling and producing activities and other oil and natural gas operations in certain areas. These seasonal anomalies can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages, increase our costs or delay our operations.

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

Regulation of Sales of Natural Gas

The price at which we buy and sell natural gas is currently not subject to federal rate regulation and, for the most part, is not subject to state regulation. However, with regard to our physical purchases and sales of these energy commodities, and any related hedging activities that we undertake, we are required to observe anti-market manipulation laws and related regulations enforced by the Federal Energy Regulatory Commission (“FERC”) and/or the Commodity Futures Trading Commission (“CFTC”). See the discussion below of “- Other Federal Laws and Regulations Affecting Our Industry – Energy Policy Act of 2005.” Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, market participants, sellers, royalty owners and taxing authorities. In addition, we would be required to annually report to FERC on May 1 of each year information regarding natural gas purchase and sale transactions if we have purchase or sale transactions that contribute or may contribute to the formation of a gas index during the prior calendar year in excess of 2.2 million MMBtu. See the discussion below of “- Other Federal Laws and Regulations Affecting Our Industry – FERC Market Transparency Rules.”

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

Other Federal Laws and Regulations Affecting Our Industry

Energy Policy Act of 2005. Under the Energy Policy Act of 2005 (the “EPAct 2005”), Congress made it unlawful for any entity, including otherwise non-jurisdictional producers of natural gas, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services regulated by the FERC that violates the FERC’s rules. FERC’s rules implementing the provision of EPAct 2005 make it unlawful for any entity in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 also gives the FERC authority to impose civil penalties for violations of the Natural Gas Act and the Natural Gas Policy Act up to $1,238,271 per day per violation. While EPAct 2005 reflects a significant expansion of the FERC’s enforcement authority, we do not anticipate that we will be affected by that statute any differently than other producers of natural gas.

CFTC Anti-Market Manipulation Regulation.  The CFTC also holds authority to monitor certain segments of the physical and futures energy commodities market including oil and natural gas.  With regard to physical purchases and sales of natural gas and other energy commodities, and any related hedging activities that we undertake, we are thus required to observe anti-market manipulation laws and related regulations enforced by FERC and/or the CFTC.  The CFTC also holds substantial enforcement authority, including the ability to assess civil penalties of up to $1,162,183 per day per violation.

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

Federal Regulation of Sales and Transportation of Crude Oil. The oil industry is also extensively regulated by numerous federal, state and local authorities. Prices for crude oil and condensate are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.  Our sales of these commodities are, however, subject to laws and to regulations issued by the Federal Trade Commission (the “FTC”) prohibiting manipulative or fraudulent conduct in the wholesale petroleum market. The FTC holds substantial enforcement authority under these regulations, including the ability to assess civil penalties of up to $1,180,566 day per violation. Our sales of these commodities, and any related hedging activities, are also subject to CFTC oversight as discussed above.

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

Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. The FERC’s regulation of crude oil and natural gas liquids transportation rates may tend to increase the cost of transporting crude oil and natural gas liquids by interstate pipelines, although the annual adjustments may result in decreased rates in a given year. Every five years, the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. We are not able at this time to predict the effects of these regulations or FERC proceedings, if any, on the transportation costs associated with crude oil production from our crude oil producing operations.

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

U.S. Environmental and Occupational Safety and Health Regulation

Our oil and natural gas exploration, development and production operations, and similar operations that we do not operate but in which we own a working interest, are subject to stringent federal, tribal, state and local environmental laws and regulations governing worker safety and health, environmental protection and the discharge of substances into the environment. Numerous governmental agencies, including the U.S. Environmental Protection Agency (“EPA”), the U.S. Occupational Safety and Health Administration (“OSHA”) and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, which may cause us to incur significant capital expenditures on costly actions to achieve and maintain compliance. These laws and regulations may, among other things, require the acquisition of permits, including drilling permits, before conducting regulated activities; restrict the types, quantities and concentrations of various substances that may be released into the environment as a result of natural gas and oil drilling, production and processing activities; suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands and other protected areas; restrict injection of produced water or other regulated fluids into subsurface strata that may contaminate groundwater or result in seismic incidents; require remedial measures to mitigate pollution from historical and on-going operations such as the use of pits and plugging of abandoned wells; impose specific safety and health criteria addressing workforce protection; and impose liabilities for pollution resulting from our operations. Failure to comply with these environmental and worker health and safety laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective action obligations, the occurrence of delays or restrictions in permitting or performance of projects, or the issuance of injunctions limiting or prohibiting operations in affected areas.

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

The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws regulate the generation, treatment, storage, transportation, disposal and clean-up of hazardous and non-hazardous wastes. Our operations, and other operations in which we own a working interest, generate wastes, including hazardous wastes that are subject to RCRA and comparable state laws. Although RCRA currently excludes certain oil and natural gas exploration, development and production wastes from the definition of hazardous waste, allowing us to manage these wastes under RCRA's less stringent non-hazardous waste requirements, we cannot assure that this exclusion will be preserved in the future.  For example, in response to a lawsuit filed in the U.S. District Court for the District of Columbia by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and gas wastes, EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the District Court on December 28, 2016.  Under the decree, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary.  If EPA proposes a rulemaking for revised oil and gas waste regulations, the Consent Decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021.  Any removal of this exclusion could increase the amount of hazardous waste we and other operators of exploration and production activities in which we own a working interest are required to manage and dispose of and could cause us and such other operators to incur increased operating costs, which could have a significant impact on us as well as the oil and natural gas industry in general.

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

We currently own, lease, own a working interest in, or operate numerous properties that for many years have been used for the exploration, development and production of oil and natural gas. Although we utilized operating and disposal practices that were standard in the industry at the time, hazardous substances, wastes or petroleum hydrocarbons may have been released on or under the properties owned, leased or operated by us or in which we own an interest, or on or under other locations, including off-site locations, where such substances have been taken for disposal or recycling. In addition, many of the properties now operated by us, as well as the properties in which we own a working interest, have been operated by previous owners or operators or other third parties whose treatment and disposal of hazardous substances, wastes, or petroleum hydrocarbons was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes (including substances disposed of or released by prior owners or operators), remediate contaminated property (including groundwater contamination) or perform remedial plugging or pit closure operations to prevent future contamination.

Water Discharges and Subsurface Injections

Our operations and other operations in which we own a working interest are subject to the Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws. These laws and their implementing regulations impose detailed requirements and strict controls regarding the discharge of pollutants, including oil and hazardous substances, into waters of the United States and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit.  The EPA and U.S. Army Corps of Engineers (“Corps”) published a final rule in June 2015 that attempted to clarify federal jurisdiction under the CWA over waters of the United States, including wetlands, but legal challenges to this rule followed.  The 2015 rule was stayed nationwide to determine whether federal district or appellate courts had jurisdiction to hear cases in the matter and, in January 2017, the U.S. Supreme Court agreed to hear the case.  The EPA and Corps proposed a rulemaking in June 2017 to repeal the June 2015 rule, announced their intent to issue a new rule defining the CWA’s jurisdiction, and published a final rule on February 6, 2018 specifying that the contested May 2015 rule would not take effect until February 6, 2020.  Recently, on January 22, 2018, the U.S. Supreme Court issued a decision finding that jurisdiction resides with the federal district courts; consequently, implementation of the 2015 rule currently remains stayed, and the previously-filed district court cases will be allowed to proceed.  As a result of these recent developments, future implementation of the June 2015 rule is uncertain at this time but to the extent any rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

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

Furthermore, in response to recent seismic events near underground disposal wells used for the disposal by injection of produced water resulting from oil and natural gas activities, federal and some state agencies are investigating whether such wells have caused increased seismic activity, and some states have restricted, suspended or shut down the use of such disposal wells. For example, Oklahoma, where we conduct operations, has issued rules for injection wells that impose certain permitting and operating restrictions and reporting requirements on injection wells in proximity to faults and also, from time to time, developed and implemented plans directing certain wells where seismic incidents have occurred to restrict or suspend injection well operations. The Oklahoma Corporation Commission (“OCC”) has implemented a variety of measures including adopting the National Academy of Science’s “traffic light system,” pursuant to which the agency reviews new disposal well applications for proximity to faults, seismicity in the area and other factors in determining whether such wells should be permitted, permitted only with special restrictions, or not permitted and, further, evaluates existing wells to assess their continued operation, or operation with restrictions, based on location relative to such faults, seismicity and other factors.  In December 2016, the OCC’s Oil and Gas Conservation Division and the Oklahoma Geological Survey released well completion seismicity guidance, which requires operators to take certain prescriptive actions, including an operator’s planned mitigation practices, following certain unusual seismic activity within 1.25 miles of hydraulic fracturing operations. In addition, the OCC’s Oil and Gas Conservation Division issued an order in February 2017 limiting future increases in the volume of oil and natural gas wastewater injected belowground into the Arbuckle formation and imposed further reductions in the Edmond area of the state in August 2017.

Another consequence of seismic events may be lawsuits alleging that injection well disposal operations have caused damage to neighboring properties or otherwise violated state and federal rules governing waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells. Increased regulation and attention given to induced seismicity could lead to greater opposition, including litigation, to oil and natural gas activities utilizing injection wells for produced water disposal. Evaluation of seismic incidents and whether or to what extent those events are induced by the injection of produced water into disposal wells continues to evolve, as governmental authorities consider new and/or past seismic incidents in areas where produced water injection activities occur or are proposed to be performed. Court decisions or the adoption of any new laws, regulations, or directives that restrict our ability to dispose of saltwater generated by production and development activities, whether by plugging back the depths of disposal wells, reducing the volume of salt water disposed in such wells, restricting disposal well locations or otherwise, or by requiring us to shut down disposal wells, could have a material adverse effect on our business, financial condition and results of operations.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of oil or natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand or other proppant, and chemical additives under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. Hydraulic fracturing typically is regulated by state oil and natural gas commissions or similar state agencies, but several federal agencies have conducted investigations or asserted regulatory authority over certain aspects of the process. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances.  Additionally, the EPA issued Clean Air Act (“CAA”) final regulations in 2012 and in June 2016 governing performance standards, including standards for the capture of air emissions released during oil and natural gas hydraulic fracturing; published in June 2016 an effluent limited guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants; and issued in 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing.  Also, the federal Bureau of Land Management (“BLM”) published a final rule in March 2015 establishing more stringent standards for performing hydraulic fracturing on federal and Indian lands.  However, in June 2016, a Wyoming federal judge struck down this final rule, finding that the BLM lacked authority to promulgate the rule, the BLM appealed the decision to the U.S. Circuit Court of Appeals in July 2016, the appellate court issued a ruling in September 2017 to vacate the Wyoming trial court decision and dismiss the lawsuit challenging the 2015 rule in response to the BLM’s issuance of a proposed rulemaking to rescind the 2015 rule and, in December 2017, the BLM published a final rule rescinding the March 2015 rule.  In January 2018, litigation challenging the BLM’s rescission of the 2015 rule was brought in federal court.

The U.S. Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states, including Oklahoma, where we operate, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities. States could elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York. Local government may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate or where we own a working interest, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

Air Emissions

The CAA and comparable state laws and regulations govern emissions of various air pollutants through air emissions standards, construction and operating permit programs and the imposition of other compliance requirements. Air emissions from some equipment found at our operations or other operations in which we own an interest, such as gas compressors, are potentially subject to regulations under the CAA or equivalent state and local regulatory programs, although many small air emission sources are expressly exempt from such regulations. To the extent that these air emissions are regulated, they are generally regulated by permits issued by state regulatory agencies. Any need to obtain air emissions permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in October 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards.  The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 85% of the U.S. counties as either “attainment/unclassifiable” or “unclassifiable” and is expected to issue attainment or non-attainment designations for the remaining areas of the U.S. not addressed under the November 2017 final rule in the first half of 2018.  States are also expected to implement regulations implementing the NAAQS rule that may be more stringent than the federal standards.  Imposition of more stringent NAAQS standards may result in the installation of new emissions controls, longer permitting timelines and cause significant increases in our capital or operating expenditures, any of which developments could adversely impact our business.

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

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published a final rule establishing new emissions standards for methane and additional standards for volatile organic compounds from certain new, modified, and reconstructed equipment and processes in the oil and natural gas source category that will require the use of certain equipment specific emissions control practices.  However, in June 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and re-evaluate the entirety of the 2016 standards but the EPA has not yet published a final rule and, as a result, the June 2016 rule remains in effect but future implementation of the 2016 standards is uncertain at this time.  In another example, the BLM published a final rule in November 2016 that imposes requirements to reduce methane emissions from venting, flaring, and leaking on federal and Indian lands.  However, in December 2017, the BLM published a final rule that temporarily suspends or delays certain requirements contained in the November 2016 final rule until January 17, 2019.  The suspension of the November 2016 final rule is being challenged in court.  These rules, should they remain in effect, and any other new methane emission standards imposed on the oil and gas sector could result in increased costs to our operations and similar operations that we do not operate but in which we own a working interest as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business.  Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France in preparing an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020.  This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016.  However, in August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.

The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise limit emissions of GHGs from, our equipment and operations, or the equipment and operations of assets in which we own an interest, could require us to incur costs to reduce emissions of GHGs associated with those operations as well as delays or restrictions in our ability to permit GHG emissions from new or modified sources. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil, natural gas and NGL we produce and lower the value of our reserves, which devaluation could be significant.  Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production or midstream activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time.

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

Worker Safety and Health

We are subject to the requirements of OSHA and comparable state statutes whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard issued under the Occupational Safety and Health Act, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes and any implementing regulations require that we organize and/or disclose information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens.

Operations on Federal Lands

Performance of oil and natural gas exploration, development and production activities on federal lands, including Indian lands and lands administered by the BLM, may be subject to the National Environmental Policy Act (“NEPA”).  The NEPA requires federal agencies, including the BLM and the federal Bureau of Indian Affairs, to evaluate major agency actions, such as the issuance of permits that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment.  The NEPA review process may take a significant amount of time and is subject to challenges by environmental groups, which have the potential to delay current and future projects.  Our current and proposed exploration, development and production activities upon federal lands require governmental permits that are subject to the requirements of NEPA. We are not currently planning any drilling operations on BLM leased acreage in 2018. Our future development of any project on BLM leased acreage will be subject to completion of these environmental assessments and any delays in such completion could result in delays in our exploration or production programs. Permit authorizations under NEPA are subject to protests, appeal or litigation, any or all of which may also delay or halt projects. Moreover, depending on the mitigation strategies recommended in the environmental assessments, we could incur added costs, which could be substantial.

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

Filings of Reserve Estimates with Other Agencies

Previously, we filed with the Canadian System for Electronic Document Analysis and Retrieval (“SEDAR”) revised forms related to our oil and natural gas reserves. The forms provided additional information to ensure compliance with Canadian National Instrument 51-

101, “Standards of Disclosure for Oil and Gas Activities” (“NI 51-101”), as required by the Alberta Securities Commission and the Toronto Stock Exchange. The filings did not affect any of our filings with the SEC and were not considered part of our Form 10-K.

On December 16, 2011, the applicable provincial commissions in Canada issued a decision document which granted us exemptive relief from the disclosure requirements contained in NI 51-101. As a result, we are no longer required to comply with the requirements of NI 51-101 and accordingly, are not required to file Form 51-101F1, “Statement of Reserves Data and Other Oil and Gas Information,” revised Form 51-101F2, “Report of Reserve Data by Independent Qualified Reserves Evaluator,” and revised Form 51-101F3, “Report of Management and Directors on Oil and Gas Disclosure.” In lieu of such filings, we are permitted to provide disclosure with respect to our oil and gas activities in the form permitted by, and in accordance with, the legal requirements of the Securities Act, the Exchange Act and the rules and regulations of the SEC and the NYSE American. We are required to file such disclosure on SEDAR as soon as practicable after such disclosure is filed with the SEC.

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

Employees

As of March 12, 2018, we had 46 employees, all of whom are full time. We use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, regulatory reporting, environmental and tax services. On those properties where we are not the operator, we rely on outside operators to drill, produce and market our oil and natural gas. Our employees do not belong to a union or have a collective bargaining organization. Management considers its relationship with its employees to be good.

Corporate Offices

Our corporate office is located at 1331 Lamar Street, Suite 650, Houston, Texas 77010, where we lease 24,675 square feet. Additionally, we lease 7,002 square feet of office space in Oklahoma City, Oklahoma.

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

None of the information on our website should be considered incorporated into or a part of this Form 10-K.

We also make available free of charge on our internet website at www.gastar.com under the “corporate governance” tab our:

•	Code of Conduct and Ethics;
•	Corporate Governance Guidelines;
•	Audit Committee Charter;

•	Nominating & Governance Committee Charter:
•	Compensation Committee Charter;
•	Reserves Review Committee Charter; and
•	Whistleblower Procedure.

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

The success of our business depends primarily on the market prices of oil, condensate, natural gas and NGLs. Oil, condensate, natural gas and NGLs prices are set by broad market forces, which have been and will likely continue to be volatile in the future. In late 2014, commodity prices declined significantly as a result of several factors, including increased worldwide supplies, a stronger U.S. dollar, weather factors, a strong competition among oil producing countries for market share and decreased demand in emerging markets.  Although commodity prices rose during 2017, a buildup in inventories, lower global demand or other factors could cause prices for U.S. oil, condensate, natural gas and NGLs to weaken, which could negatively affect our cash flows and results of operations.

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

Our ability to make scheduled payments on or to refinance our indebtedness obligations and to meet related covenants applicable to our debt instruments, including our senior secured first lien term loan facility which had an outstanding principal balance of $256.6 million at December 31, 2017 (the “Term Loan”) and our $162.5 million of outstanding Convertible Notes due 2022 (the “Notes”), depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control, as well as our ability to complete pending and proposed asset sales.  As of March 12 2018, our cash balance was approximately $100.6 million. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Notes.

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

If by April 30, 2018, we do not pay all accumulated and unpaid dividends on our outstanding preferred stock in cash, we may be required to issue a significant number of shares of common stock dividends to holders of our outstanding preferred stock, which will dilute our common stockholders and may adversely affect the trading price of our common stock.

We have two series of perpetual preferred stock outstanding with an aggregate stated value liquidation preference of $154.6 million. Commencing in August 2017, we suspended payment of the regular monthly dividends on the two series of preferred stock.  If we do not or cannot pay accumulated dividends on our outstanding preferred stock in cash by April 30, 2018, we may be required to issue shares of common stock by May 31, 2018 to pay all accumulated and unpaid dividends, which would aggregate approximately $12.3 million as of such date (assuming no issuance of cash dividends before such date), and pay all future monthly dividends in common stock, in each case assuming our common stock is then listed on a national securities exchange or market and we have surplus as determined under Delaware law at that time equal to or in excess of the par value of the common stock issued as dividends. Under the terms of the certificates of designations applicable to our two outstanding series of preferred stock, the number of shares of common stock issued in lieu of cash dividends are determined based upon a ten day average last sale trading price of the common stock immediately prior (or reasonably close) to the date of such dividend payment.  If such average last sale price in May 2018 were equal to our last sale price at March 12, 2018 of $0.74 per share and assuming we have not issued any preferred cash dividends prior to such date, we would be obligated to issue approximately 16.6 million shares of our common stock in May 2018 (including shares for the May 2018 monthly dividend, which is accrued at a higher rate as described in the following paragraph) to holders of our outstanding preferred stock as dividends in lieu of cash dividends.

In the event all accumulated and unpaid dividends on our outstanding preferred stock are not paid in full in cash by April 30, 2018, unless and until all accrued and unpaid preferred stock dividends are paid in full in cash for the most recent two calendar quarters, (i) the fixed rate of dividends accruing after such date on each of our two outstanding series of preferred stock will increase by 2.00% per annum (ii) dividends commencing in May 2018, if not paid in cash, will be required to be paid monthly in common stock, or in the event our common stock is not traded on an exchange, additional “pay in kind” shares of our preferred stock series, in each case to the extent legally able to do so under Delaware law and (iii) the holders of Series A Preferred Stock and Series B Preferred Stock, voting as a single class, will have the right to elect up to two additional directors to our board of directors.  In such event, the monthly dividend requirement for our currently outstanding preferred stock would increase to approximately $1.5 million per month for all outstanding shares of preferred stock, an increase of $258,000 per month.  If the average last sale price in months following May 2018 were equal to our last sale price at March 12, 2018 of $0.74 per share and assuming we have not issued preferred cash dividends prior to such date, we would be obligated to issue approximately 2.0 million shares of our common stock monthly for each of the months following May 2018.

As a result, a significant number of newly issued shares of common stock may be issued as dividends on our outstanding preferred stock after April 30, 2018, which issuances will dilute the ownership of our common stockholders and may adversely affect the trading price of our common stock. If our common stock ceases to be listed on a national securities exchange or a national securities market, “pay in kind” dividends of additional shares of Series A Preferred Stock and Series B Preferred Stock may be payable in lieu of cash or common stock dividends, which would also have an dilutive effect on our common stock and may adversely affect the trading price of our common stock.

The covenants in our Term Loan and Notes restrict us from paying cash dividends on our outstanding preferred stock after August 1, 2018, unless we meet a fixed charge coverage ratio test, and we may not be able to pay such dividends in the future.

There is no assurance when or if we will be able to pay cash dividends under our covenants applicable to our Term Loan or Notes, including accumulated and unpaid dividends, on our outstanding two series of preferred stock in the future. To be able to pay such dividends, we must meet a fixed charge coverage ratio for the trailing twelve months of not less than 1.0 to 1.0 from August 1, 2018, to, but excluding May 1, 2019 and of not less than 1.25 to 1.0 from and after May 1, 2019.  We may in the future, in lieu of cash dividends, elect or be required to pay accumulated and unpaid dividends on our outstanding preferred stock by issuing shares of our common stock, as provided in the certificates of designation of rights and preferences setting forth the terms of our outstanding Series A Preferred Stock and Series B Preferred Stock, which issuance will dilute our existing common shareholders. If we fail to pay full cash dividends for any month in each of four calendar quarters, then holders of our outstanding Series A and Series B Preferred Stock, may be issued shares of common stock as dividends, or under certain circumstances, additional “pay in kind” shares of preferred stock, and have the right to elect up to two directors to the board of directors of the Company, as described in the immediately preceding risk factor.

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

The oil and natural gas industry is capital intensive. We expect to make substantial growth and maintenance capital expenditures in our business for the development, production and acquisition of oil and natural gas reserves. These expenditures reduce the amount of cash available for distribution to our preferred stockholders and to service our indebtedness. Our preliminary capital budget for 2018 totals approximately $115.0 million, including capitalized costs, which we expect to fund these expenditures using existing cash balances, property sales proceeds, possible financing activities and cash generated internally from our operations.

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

We have entered into NYMEX futures contracts as hedges on approximately 1,200,000 Bbls of crude production and 2.4 Bcf of natural gas production in 2018 and 967,000 Bbls of crude production in 2019 as of December 31, 2017. In light of recent significant fluctuation in oil and natural gas prices, the continued benefit these hedges provide will diminish should energy commodities futures market pricing improve. In addition, the use of these arrangements also may limit our ability to benefit from significant increases in the prices of oil, condensate, natural gas and NGLs.

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

Following the completion of our Appalachian Basin Sale in 2016, our producing properties and all of our proved reserves are geographically concentrated in the Mid-Continent, with a particular concentration in Oklahoma. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by and costs associate with governmental regulation, processing or transportation capacity constraints, market limitations, water shortages, natural disasters such as earthquakes or weather related conditions or interruption of the processing or transportation of oil, condensate, natural gas or NGLs and changes in regional and local political regimes and regulations. Such conditions could have a material adverse effect on our financial condition and results of operations.

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

We inject into disposal wells significant volumes of produced water generated in connection with our drilling and production operations, pursuant to permits issued to us by governmental authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such disposal activities. There exists a growing concern that the injection of produced water into belowground disposal wells triggers seismic activity in certain areas, including Oklahoma, where we operate. In response to these concerns, regulators in some states are pursuing initiatives designed to impose additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma has issued rules for injection wells that impose certain permitting and operating restrictions and reporting requirements on injection wells in proximity to faults and also, from time to time, developed and implemented plans directing certain wells where seismic incidents have occurred to restrict or suspend injection well operations. The Oklahoma Corporation Commission (“OCC”) has implemented a variety of measures including adopting the National Academy of Science’s “traffic light system,” pursuant to which the agency reviews new disposal well applications for proximity to faults, seismicity in the area and other factors in determining whether such wells should be permitted, permitted only with special restrictions, or not permitted and, further, evaluates existing wells to assess their continued operation, or operation with restrictions, based on location relative to such faults, seismicity and other factors.  In December 2016, the OCC’s Oil and Gas Conservation Division and the Oklahoma Geological Survey released well completion seismicity guidance, which requires operators to take certain prescriptive actions, including an operator’s planned mitigation practices, following certain unusual seismic activity within 1.25 miles of hydraulic fracturing operations. In addition, the OCC’s Oil and Gas Conservation Division issued an order in February 2017 limiting future increases in the volume of oil and natural gas wastewater injected belowground into the Arbuckle formation and imposed further reductions in the Edmond area of the state in August 2017.

Another consequence of seismic events may be lawsuits alleging that injection well disposal operations have caused damage to neighboring properties or otherwise violated state and federal rules governing waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells. Increased regulation and attention given to induced seismicity could lead to greater opposition, including litigation, to oil and natural gas activities utilizing injection wells for produced water disposal. Evaluation of seismic incidents and whether or to what extent those events are induced by the injection of produced water into disposal wells continues to evolve, as governmental authorities consider new and/or past seismic incidents in areas where produced water injection activities occur or are proposed to be performed. Court decisions or the adoption of any new laws, regulations, or directives that restrict our ability to dispose of saltwater generated by production and development activities, whether by plugging back the depths of disposal wells, reducing the volume of salt water disposed in such wells, restricting disposal well locations or otherwise, or by requiring us to shut down disposal wells, could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Approximately 58% of our proved reserves are classified as proved undeveloped at December 31, 2017 and may ultimately prove to be less than current reserves estimates.

At December 31, 2017, approximately 58% of our total proved reserves were classified as proved undeveloped and all were located in the Mid-Continent.  It will take approximately $280.6 million of capital to drill our undeveloped locations over the next five years. Our estimate of proved reserves at December 31, 2017 assumes that we will spend in 2018 and 2019 development capital expenditures to develop these reserves of $30.6 million and $71.3 million, respectively.  Further, our drilling efforts may be delayed or unsuccessful and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and our results of operations. Absent significant price increases, sustained low oil and natural gas prices could impact our proved reserves and related PV-10 adversely as the prices used for such estimates under SEC rules are based on the trailing 12-month unweighted average prices.  Lower prices used in estimating proved reserves may result in a reduction in volumes due to economic limits or render undeveloped reserves non-economic, which in turn may make it more likely that we will incur impairment charges in the future against our oil and natural gas properties under full cost accounting.  In addition, oil and natural gas prices sustained at current or lower levels and the resultant impact such prices may have on our drilling economics and our ability to raise capital could require us to re-evaluate and postpone our development drilling, which could result in the reduction of some of our proved undeveloped reserves.

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
•

Environmental hazards, such as natural gas leaks, crude oil and produced water spills, pipeline and tank ruptures, encountering NORM and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the environment;

•	Uncontrollable flows of natural gas, oil, brine water or drilling fluids;
•	Equipment failures or accidents;
•	Natural disasters such as earthquakes;
•	Adverse weather conditions;
•	Compliance with existing and any future governmental laws and regulations, including environmental requirements;
•

Stockholder activism and activities by non-governmental organizations to limit sources of funding for the energy sector or restrict the exploration, development and production of oil and natural gas; and

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

In this report, the net present value of estimated future net revenues of our proved reserves at December 31, 2017 is calculated using the historical 12-month unweighted arithmetic average of the first-day-of-the-month prices which differ from current oil and natural gas prices. These average prices and the 10% discount rate are not necessarily the most appropriate price or discount factor based on prices and interest rates in effect from time to time and risks associated with our reserves or the oil and natural gas industry in general.

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

Under the full cost method of accounting, we are subject to quarterly calculations of a “ceiling” or limitation on the amount of our oil and natural gas properties that can be capitalized on our balance sheet. We may continue to experience write downs of the carrying value of our oil and natural gas properties in the future if the present value of our proved oil and natural gas reserves is lower than our remaining unamortized capitalized costs. If the net capitalized costs of our oil and natural gas properties exceed the cost ceiling, we are subject to a ceiling test write-down of our estimated net reserves to the extent of such excess. If required, it would reduce earnings and impact stockholders’ equity in the period of occurrence and result in lower amortization expense in future periods. The discounted present value of our proved reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when natural gas and crude oil prices are depressed or volatile similar to the current market. In addition, a write-down of proved oil and natural gas properties may occur if we experience substantial downward adjustments to our estimated proved reserves, if there are differences in timing between the incurrence of significant costs of exploration or development activities and the recognition of significant proved reserves resulting from such activities and if we experience unsuccessful drilling activities. Expense recorded in one period may not be reversed in a subsequent period even though higher natural gas and crude oil prices may have increased the ceiling applicable in the subsequent period. Absent significant price increases, sustained lower oil and natural gas prices continue to impact our proved reserves and related PV-10 adversely as the prices used for such estimates under SEC rules are based on the trailing 12-month unweighted average prices. Lower prices used in estimating proved reserves may result in a reduction in volumes due to economic limits or render undeveloped reserves non-economic, which in turn may make it more likely that we will incur impairment charges in the future against our oil and natural gas properties under full cost accounting.

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

Other companies operate some of the properties in which we have an interest, specifically the Mid-Continent oil play. As a result, we have a limited ability to exercise influence over operations for these properties or their associated costs. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could have a material adverse effect on the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors that are outside of our control, including:

•	Timing and amount of capital expenditures;
•	The operator’s operating expertise and financial resources;
•	Approval of other participants in drilling wells; and
•	Selection of drilling and completion technology.

As of December 31, 2017, 63 gross (8.6 net) wells in which we have an interest were operated by other companies, representing 24% of our total gross wells (5% of our total net wells).

The indenture governing our Notes and the agreement governing our Term Loan impose significant operating and financial restrictions, which restrict us from incurring additional indebtedness and may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The indenture governing our Notes and the agreement governing our Term Loan contain customary restrictions on our activities, including covenants that limit our and our subsidiaries' ability to:

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

For more information, see Item 8. “Financial Statements and Supplementary Data, Note 4. Long-Term Debt.”

The restrictions in the indenture governing the Notes and in the agreement governing our Term Loan may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all. The breach of any of these covenants and restrictions could result in a default under the indenture governing the Notes or under the agreement governing our Term Loan. An event of default under our Term Loan could permit some of our lenders to declare all amounts borrowed from them to be due and payable.

Ares Management LLC, which manages the affiliated funds that hold substantially all of our outstanding indebtedness and are also the largest beneficial owners of our common stock, has the ability to influence our business plan significantly and may have interests that differ from our management and other shareholders.

On March 3, 2017, we refinanced all of our outstanding indebtedness with the initial issuance of a $250.0 million senior secured first lien five-year Term Loan and $125.0 million principal of five-year Notes issued to funds (the “Purchasers”) managed by affiliates of Ares Management LLC (“Ares”).  In addition, Ares managed funds also acquired 29,408,305 shares of our common stock for $50.0 million cash, and as a result, became our largest stockholder with 15.8% of our outstanding common stock at March 3, 2017.  In order to provide funding for the STACK Leasehold Acquisition and a portion of our 2017 capital budget, on March 21, 2017, Ares purchased for cash an additional $75.0 million aggregate principal amount of our Notes sold at par (the “Additional Notes”).  The Notes, including the Additional Notes, were issued with conversion rights that were subject to the approval of holders of issued and outstanding common stock (other than the Purchasers), which approval was obtained May 2, 2017 (the “Requisite Stockholder Approval”).  Pursuant to the purchase agreement for the Additional Notes, upon receipt of Requisite Stockholder Approval, Purchasers and the Company exchanged $37.5 million principal amount of the Additional Notes for (a) 25,456,521 newly issued shares of Common Stock (the “Repurchase Shares”) and (b) 2,000 shares of the Company’s Special Voting Preferred Stock, par value $0.01 per share (the “Mandatory Repurchase”).  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.”

Ares also has the right to designate two directors to serve on our board of directors.  The views of Ares as manager of our lenders, or any directors appointed by Ares, may differ from, or conflict with, the rest of our management on matters such as the need to raise capital or the need to waive or amend covenants in the Term Loan or the indenture governing the Notes in order to pursue our business plan or avoid a default under such agreements.  In addition, Ares, through its affiliates managing our primary secured lenders, may take actions, or fail to grant waivers or amendments to agreements governing our indebtedness, that may not be consistent with, or may conflict with, the interests of other stockholders.

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

Our oil and natural gas exploration, development and production interest and operations are subject to stringent and complex federal, tribal, state and local laws and regulations relating to the operation and maintenance of our facilities, including laws regulating removal of natural resources from the ground, the discharge of materials into the environment and otherwise relating to environmental protection. Oil and natural gas operations are also subject to federal, state and local laws and regulations which seek to maintain occupational health and safety standards by regulating the design and use of drilling methods and equipment.

Governmental authorities administering these laws and any implementing regulations require various timely permits, including drilling and environmental permits, before conducting regulated activities and we cannot assure you that such permits will be obtained or obtained in a timely manner. The failure or delay in obtaining the requisite permits or other approvals may adversely affect our business, financial condition and results of operations. Additionally, these laws and regulations impose numerous obligations and restrictions that are applicable to our interests and operations including:

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

In addition, regulatory agencies have from time to time imposed price controls and limitations on production by restricting the flow rate of wells below actual production capacity in order to conserve supplies of oil and natural gas. Failure to comply with these laws and regulations applicable to our interests and operations could result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays or restrictions in permitting or the performance of projects, and the issuance of orders enjoining or limiting some or all of our operations in affected areas, any of which could have a material adverse effect on our financial condition. Legal requirements are sometimes unclear or subject to reinterpretation and may be amended in response to economic or political conditions. As a result, it is hard to predict the ultimate future cost of compliance with these requirements or their effect on our interests and operations. In addition, existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations may have a material adverse effect on our financial condition, future cash flows and the results of operations. For example, in October 2015, the EPA issued a final rule lowering the NAAQS for ozone to 70 parts per billion for both the 8-hour primary and secondary standards.  The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 85% of the U.S. counties as either “attainment/unclassifiable” or “unclassifiable” and is expected to issue attainment or non-attainment designations for the remaining areas of the U.S. not addressed under the November 2017 final rule in the first half of 2018.  States are also expected to issue regulations implementing the NAAQS rule that may be more stringent than the federal standards.  In a second example, in response to recent seismic events near belowground disposal wells used for the injection of oil and natural gas-related wastewaters, regulators in some states, including Oklahoma, have imposed more stringent permitting and operating requirements for produced water disposal wells.  In Oklahoma, the OCC has implemented a variety of measures including adopting the National Academy of Science’s “traffic light system,” pursuant to which the agency reviews new disposal well applications for proximity to faults, seismicity in the area and other factors in determining whether such wells should be permitted, permitted only with special restrictions, or not permitted and, further, evaluates existing wells to assess their continued operation, or operation with restrictions, based on location relative to such faults, seismicity and other factors.  Compliance with these or other new legal requirements could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our expenditures and operating costs, which could adversely impact our business.

Federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations such as shales. The process involves the injection of water, sand or other proppant and chemical additives under pressure into formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. The process is typically regulated by state oil and natural gas commissions or similar state agencies, but several federal agencies have conducted investigations or asserted regulatory authority over certain aspects of the process. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances.  Additionally, the EPA published final CAA regulations in 2012 and again in June 2016 governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; ; published in June 2016 an effluent limited guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants; and issued in 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing.  Also, the BLM published a final rule in March 2015 establishing more stringent standards for performing hydraulic fracturing on federal and Indian land.  However, in June 2016, a Wyoming federal judge struck down this final rule, finding that the BLM lacked authority to promulgate the rule, the BLM appealed the decision to the U.S. Circuit Court of Appeals in July 2016, the appellate court issued a ruling in September 2017 to vacate the Wyoming trial court decision and dismiss the lawsuit challenging the 2015 rule in response to the BLM’s issuance of a proposed rulemaking to rescind the 2015 rule and, in December 2017, the BLM published a final rule rescinding the March 2015 rule.  In January 2018, litigation challenging the BLM’s rescission of the 2015 rule was brought in federal court.

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

The oil and natural gas business involves many operating hazards, such as:

•	Well blowouts, fires and explosions;
•	Surface craterings and casing collapses;
•	Road collapses;
•	Uncontrollable flows of natural gas, oil, brine, water or well fluids;
•	Pipe and cement failures;
•	Formations with abnormal pressures;
•	Stuck drilling and service tools;
•	Pipeline or tank ruptures or spills;

•	Natural disasters; and
•	Environmental hazards, such as natural gas leaks, crude oil or produced water spills and unauthorized discharges of brine, toxic gases or well fluids.

Any of these events could cause substantial losses to us as a result of:

•	Injury or death;
•	Damage to and destruction of property, natural resources and equipment;
•	Damage to natural resources due to underground migration of hydraulic fracturing fluids;
•	Pollution and other environmental damage, including spillage or mishandling of recovered hydraulic fracturing fluids;
•	Regulatory investigations and penalties;
•	Suspension or cancellation of operations; and
•	Repair, restoration and remediation costs.

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

Future regulations relating to and interpretations of recently enacted U.S. federal income tax legislation may vary from our current interpretation of such legislation and any significant variance could adversely affect our financial position, results of operations and cash flows.

On December 22, 2017, the U.S. government enacted legislation in Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act  (the “Tax Act”), which made significant changes to the U.S. federal income taxation of business entities. The Tax Act, among other things, (i) permanently reduces the U.S. federal corporate income tax rate from 35% to 21%, (ii) repeals the corporate alternative minimum tax, (iii) imposes new limitations on the utilization of net operating losses, and (iv) limits the deductibility of interest expense and (v) changes the cost recovery rules.  The Tax Act is highly complex and subject to interpretation.  We continue to examine the impact the Tax Act may have on us, and significant variance of our current interpretation of such legislation from any future regulations or interpretive guidance could have an adverse effect on the Company’s financial position, results of operations and cash flows.

Our oil and natural gas sales and our related hedging activities expose us to potential regulatory risks.

The FTC, the FERC, and the CFTC hold statutory authority to monitor certain segments of the physical and futures energy commodities markets. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our physical sales of oil and natural gas and any related hedging activities that we undertake, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Our sales may also be subject to certain reporting and other requirements. Failure to comply with such regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

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

Climate change continues to attract considerable public, governmental and scientific attention.  As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs.  These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources.  At the federal level, no comprehensive climate change legislation has been implemented to date.  The EPA has , however, adopted rules under authority of the CAA that, among other things, establish permitting reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal pollutant emissions, which reviews could require meeting "best available control technology" standards for those emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among other things, onshore producing facilities, which include certain of our operations.

Federal agencies also have begun directly regulating emissions of methane from oil and natural gas operations.   In June 2016, the EPA published Subpart OOOOa NSPS that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions.  These Subpart OOOOa standards will expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices.    However, in June 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and re-evaluate the entirety of the 2016 standards but the EPA has not yet published a final rule and, as a result, the June 2016 rule remains in effect but future implementation of the 2016 standards is uncertain at this time.  In another example, the BLM published a final rule in November 2016 that imposes requirements to reduce methane emissions from venting, flaring, and leaking on federal and Indian lands.  However, in December 2017, the BLM published a final rule that temporarily suspends or delays certain requirements contained in the November 2016 final rule until January 17, 2019.  The suspension of the November 2016 final rule is being challenged in court.  These rules, should they remain in effect, and any other new methane emission standards imposed on the oil and gas sector could result in increased costs to our operations and similar operations that we do not operate but in which we own a working interest as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business.  Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France in preparing an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020.  The Paris Agreement was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but rather includes pledges to voluntarily limit or reduce future emissions.

However, in August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.  The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise limit emissions of GHGs from, our equipment and operations, or the equipment and operations of assets in which we own an interest, could require us to incur costs to reduce emissions of GHGs associated with those operations as well as delays or restrictions in our ability to permit GHG emissions from new or modified sources. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil, natural gas and NGL we produce and lower the value of our reserves, which devaluation could be significant.  Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production or midstream activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time.  Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such physical effects were to occur, they could have an adverse effect on our exploration, development and production interests and operations.  At this time, we have not developed a comprehensive plan to address the legal, economic, social or physical impacts of climate change on our operations.

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

We depend, to a large extent, on the services of a limited number of senior management personnel and directors. We recently lost the services of our chief executive officer and are commencing are a search for his replacement and as a result, are reliant on a limited number of senior and executive officers.  Particularly, the loss of the services of our interim chief executive officer, chief financial officer and chief operating officer could negatively impact our future operations. We have employment agreements with our interim chief executive officer and our chief financial officer; although, we do not maintain key-man life insurance on any of our senior management. We believe that our success is also dependent on our ability to continue to retain the services of skilled technical personnel and a replacement chief executive officer. Our inability to retain a new chief executive officer or retain other skilled technical personnel could have a material adverse effect on our financial condition, future cash flows and the results of operations.

Some of our directors may not be subject to suit in the United States.

One of our directors is a citizen of Canada.  As a result, it may be difficult or impossible to effect service of process within the United States upon such director, to bring suit against him in the U.S. or to enforce in the U.S. courts any judgment obtained there against him predicated upon any civil liability provisions of the U.S. federal securities laws. Investors should not assume that Canadian courts will enforce judgments of U.S. courts obtained in actions against such director predicated upon the civil liability provisions of the U.S. federal securities laws or the securities or “blue sky” laws of any state within the United States or will enforce, in original actions, liabilities against those directors upon the U.S. federal securities laws or any such state securities or blue sky laws.

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

If commodity prices drop, we may be limited or unable to lawfully declare dividends on our capital stock.

The Delaware General Corporation Law (the “DGCL”) permits payment of dividends out of a corporation’s surplus. Surplus is defined as the excess of net assets over the corporation’s capital as determined under the DGCL. If commodity prices drop, the net value of our assets will decline and, accordingly, we may not have available surplus from which to lawfully pay or declare dividends on our capital stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our properties consist of oil and natural gas leases in the Mid-Continent area of the U.S. in Oklahoma.

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

	For the Years Ended December 31,
	2017	2016(1)	2015(1)
Production:
Oil and condensate (MBbl)	1,118	1,105	1,425
Natural gas (MMcf)	3,795	6,145	13,759
NGLs (MBbl)	527	739	1,213
Total production (MBoe)	2,277	2,869	4,931
Daily Production:
Oil and condensate (MBbl/d)	3.1	3.0	3.9
Natural gas (MMcf/d)	10.4	16.8	37.7
NGLs (MBbl/d)	1.4	2.0	3.3
Total daily production (MBoe/d)	6.2	7.8	13.5
Average sales price per unit:
Oil and condensate per Bbl, excluding impact of hedging activities	$48.91	$38.92	$41.17
Oil and condensate per Bbl, including impact of hedging activities(2)	$54.27	$45.80	$46.86
Natural gas per Mcf, excluding impact of hedging activities	$2.66	$1.77	$1.23
Natural gas per Mcf, including impact of hedging activities(2)	$2.75	$2.04	$1.81
NGLs per Bbl, excluding impact of hedging activities	$22.49	$9.81	$5.89
NGLs per Bbl, including impact of hedging activities(2)	$24.49	$11.81	$14.42
Average sales price per Boe, excluding impact of hedging activities	$33.64	$21.30	$16.77
Average sales price per Boe, including impact of hedging activities(2)	$36.90	$25.06	$22.14
Selected operating expenses (in thousands):
Production taxes	$2,830	$1,908	$2,877
Lease operating expenses	$22,195	$20,605	$23,728
Transportation, treating and gathering	$1,814	$1,704	$2,187
Depreciation, depletion and amortization	$24,015	$29,673	$62,887
Impairment of natural gas and oil properties	$—	$48,497	$426,878
General and administrative expense	$16,842	$19,445	$17,069
Selected operating expenses per Boe:
Production taxes	$1.24	$0.67	$0.58
Lease operating expenses	$9.75	$7.18	$4.81
Transportation, treating and gathering	$0.80	$0.59	$0.44
Depreciation, depletion and amortization	$10.55	$10.34	$12.75
General and administrative expense(3)	$7.40	$6.78	$3.46
Production costs(4)	$10.55	$7.76	$4.98

(1)

The years ended December 31, 2016 and 2015 include Appalachian Basin production and pricing.  The sale of substantially all of our producing assets and proved reserves and a significant portion of our undeveloped leasehold in the Appalachian Basin was completed on April 8, 2016.

(2)	The impact of hedging includes the gain (loss) on commodity derivative contracts settled during the periods presented.
(3)

General and administrative expenses include costs related to acquisitions, allowance for bad debt, employee severance and corporate migration of $3.1 million and $1.4 million for the years ended December 31, 2016 and 2015, respectively.

(4)	Production costs include LOE, insurance, gathering and workover expense and exclude ad valorem and severance taxes.

Drilling Activity

The following table shows our drilling activity for the periods indicated.

	For the Years Ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Productive	23.0	10.3	21.0	4.8	24.0	15.0
Non-productive	1	0.9	—	—	—	—
Total	24.0	11.2	21.0	4.8	24.0	15.0
Development wells:
Productive	25.0	6.0	1.0	0.0	15.0	11.4
Non-productive	—	—	—	—	—	—
Total	25.0	6.0	1.0	0.0	15.0	11.4

At December 31, 2017, we were drilling and/or completing four gross (3.7 net) operated wells and participating in seven gross (1.1 net) non-operated wells in the process of being drilled or completed in the Mid-Continent.  For the period December 31, 2017 to March 12, 2018, we spud three gross (2.5 net) operated Osage wells and completed two gross (1.8 net) operated Osage wells in the Mid-Continent.

Exploration and Development Acreage

The following table sets forth our ownership interest in undeveloped and developed acreage in the areas indicated where we own a working interest as of December 31, 2017.

	Undeveloped Acreage		Developed Acreage
	Gross	Net	Gross	Net
Mid-Continent	38,604	25,226	98,065	68,147
Total	38,604	25,226	98,065	68,147

Undeveloped Acreage Expirations

The table below summarizes, by year as of December 31, 2017, our gross undeveloped acreage scheduled to expire.

		% of Total Undeveloped
	Total Expiring Gross Acres	Gross Acres
2018	12,622	33%
2019	12,875	33%
2020	11,236	29%
2021	240	0%
2022 and thereafter	—	0%

The table below summarizes, by year as of December 31, 2017, our net undeveloped acreage scheduled to expire.

		% of Total Undeveloped
	Total Expiring Net Acres	Net Acres
2018	7,638	30%
2019	9,565	38%
2020	7,594	30%
2021	166	1%
2022 and thereafter	—	0%

We have lease acreage that is generally subject to lease expiration if initial wells are not drilled within a specified period, generally not exceeding three to five years.  As is customary in the oil and natural gas industry, we can retain our interest in undeveloped acreage by commencing drilling activity that establishes commercial production sufficient to maintain the leases or by payment of delay rentals during the primary term of such leases.  We do not assign proved undeveloped reserves to leases after their expiration. In the Mid-Continent, approximately 166 net acres, 2,188 net acres and 4,260 net acres expiring during 2018, 2019 and 2020, respectively, have automatic lease extension provisions allowing us to extend the lease for an additional two-year term by payment of lease bonus ranging from $450 to $1,200 per net acre.  We currently plan to make the majority of the automatic lease extension payments. We also plan to extend the leases for any additional acreage expiring during 2018 in the Mid-Continent that do not have automatic lease extensions that we have determined to be in areas that are the focus of our future drilling operations. If we are not able to extend the lease, the acreage will expire. We may in the future, sell Mid-Continent acreage that we deem to be non-strategic.

Productive Wells

The following table sets forth our working interest ownership in productive wells in the areas indicated as of December 31, 2017. The term “gross” represents the total number of wells in which we own a working interest. The term “net” represents our proportionate working interest resulting from our ownership in gross wells. Productive wells are wells that are currently capable of producing oil or natural gas. Wells that are completed in more than one producing horizon are counted as one well.

	Productive Wells
	Natural Gas		Oil		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Mid-Continent, Oklahoma	51.0	34.6	212.0	127.2	263.0	161.8
Total	51.0	34.6	212.0	127.2	263.0	161.8

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

Third Party Review of Reserves Estimates

For the years ended December 31, 2017,  2016 and 2015, reserves estimates for the Appalachian Basin and Mid-Continent area shown herein have been independently evaluated by Wright & Company, Inc. (“Wright”), a national firm providing petroleum property analysis for industry and financial organizations with extensive experience in both of our operating areas. Wright was founded in 1988 and performs consulting petroleum engineering services. A copy of Wright's summary reserve report is included as Exhibit 99.1 to this Form 10-K. Within Wright, the technical person primarily responsible for preparing the reserves estimates set forth in the Wright reserve report incorporated herein is Mr. D. Randall Wright. Mr. Wright has been practicing consulting petroleum engineering at Wright since 1988, the year in which he founded the company. He is a Registered Professional Engineer in the State of Texas and has more than 41 years of practical experience in petroleum engineering and in the estimation and evaluation of reserves. He has a Master of Science degree in Mechanical Engineering from Tennessee Technological University. The technical principal meets or exceeds the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

Since 2006, all of our reserves estimates have been reviewed and approved by our Senior Reservoir Engineer, who reports directly to our Chief Financial Officer. Our Senior Reservoir Engineer attended Texas A&M University and graduated in 1978 with a Bachelor of Science degree in Reservoir Engineering and has been involved in evaluations and the estimation of reserves and resources for more than 31 years. During the year, our technical team may also perform separate, detailed technical reviews of reserve estimates for significant acquisitions or for properties with problematic indicators such as excessively long lives, sudden changes in performance or changes in economic or operational conditions.

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

Estimated Proved Reserves

Our proved reserves information as of December 31, 2017 included in this Form 10-K was estimated by Wright using standard engineering and geosciences procedures and methods used in the petroleum industry. The technical personnel responsible for preparing the reserve estimates at Wright meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

In accordance with SEC regulations, estimates of our proved reserves and future net revenues as of December 31, 2017 were made using benchmark prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price for natural gas and oil (“SEC pricing”). Key benchmark base prices utilized were the Henry Hub price of $2.98 per MMBtu for natural gas and a WTI spot oil price of $51.34 per barrel. These prices are held constant in accordance with SEC guidelines for the life of the wells included in the reserve reports but are adjusted by lease in accordance with sales contracts and for energy content, quality, transportation, compression and gathering fees and regional price differentials. Estimated quantities of proved reserves and future net revenues are affected by oil and natural gas prices, which are highly volatile. Oil and natural gas prices continue to fluctuate compared to the current 12-month unweighted arithmetic average of the first-day-of-the-month prices and as of March 1, 2018 are 4% and less than 1% higher, respectively, than the SEC pricing used as of December 31, 2017 for oil and natural gas. All of our proved reserves are located onshore within the U.S.

The following table summarizes our estimated proved reserves as of December 31, 2017:

	Total Proved Reserves
	Producing	Non-producing	Undeveloped	Total
Oil and condensate (MBbls)	7,864	276	14,716	22,856
Natural gas (MMcf)	30,966	757	33,642	65,365
NGLs (MBbls)	4,469	131	4,577	9,177
Total proved reserves (MBoe)	17,494	533	24,900	42,927
PV-10 (in thousands)(1)(2)	$180,525	$2,148	$105,737	$288,410
Standardized measure of discounted future net cash flows(1)				$286,642

(1)

PV-10 represents the present value, discounted at 10% per annum, of estimated future net revenue before income tax of our estimated proved reserves. PV-10 is a non-U.S. GAAP financial measure because it excludes the effects of income taxes. We believe that PV-10 is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may use the measure as a basis for comparison of the relative size and value of our reserves to other companies. PV-10 should not be considered as an alternative to standardized measure of discounted future net cash flows as defined under U.S. GAAP. At December 31, 2017, we presently have approximately $184.1 million of net operating loss carryforwards and $429.7 million of remaining property tax basis for Federal income tax purposes.  Based on these carryforwards and current and future property tax basis, future income taxes discounted at 10% total $1.8 million, resulting in a standardized measure of discounted future net cash flows of $286.6 million as of December 31, 2017.

(2)	WEHLU represented $150.9 million of PV-10 at December 31, 2017. We sold our interest in WEHLU on February 28, 2018.

The following table summarizes our proved reserves by geographic area as of December 31, 2017:

SEC Pricing Case Proved Reserves(1)

	Oil and Condensate (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)	MBoe	% Proved Developed	PV-10	Standardized Measure of Discounted Future Net Cash Flows
						(in thousands)
Mid-Continent:
STACK Play	11,381	40,449	4,873	22,995	33%	$137,496
WEHLU(2)	11,475	24,916	4,304	19,932	53%	150,914
Total	22,856	65,365	9,177	42,927	42%	$288,410	$286,642

(1)	Key benchmark base prices utilized were the Henry Hub price of $2.98 per MMBtu for natural gas and a WTI spot oil price of $51.34 per barrel.
(2)	We sold our interest in WEHLU on February 28, 2018.

Proved Undeveloped Reserves

As of December 31, 2017, our PUDs totaled 24.9 MMBoe, representing a 98% increase from our PUDs as of December 31, 2016, and included 9.4 MMBoe of WEHLU PUDs which were sold in conjunction with the WEHLU Sale completed on February 28, 2018.  The December 31, 2017 PUDs consisted of 96 gross (68.1 net) wells and included 26 gross (25.6 net) WEHLU PUD wells which were sold as part of the WEHLU Sale.  The increase in PUD reserves during 2017 is due to improved STACK Play drilling which has resulted in the completion of additional successful wells and will result in all of our operated sections of leasehold being held by production by mid-2019 at which time we can shift our focus to development rather than holding acreage by production.  We converted 174 MBoe of year-end 2016 PUDs to proved developed reserves during 2017 through the completion of four gross (0.6 net) wells.  The cost of converting such PUDs to proved developed reserves during 2017 was $1.7 million.

The following table summarizes our PUD activity during the year ended December 31, 2017:

	Oil and Condensate (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)	MBoe
PUDs as of December 31, 2016	7,719	15,067	2,331	12,562
Extensions and discoveries	6,812	20,711	2,557	12,821
Purchases of reserves in place	—	—	—	—
PUDs converted to proved developed	(66)	(356)	(49)	(174)
Revisions of previous estimates	251	(1,780)	(262)	(309)
PUDs as of December 31, 2017	14,716	33,642	4,577	24,900

Estimated future development costs relating to the development of 2017 year-end PUDs is $280.6 million, of which 2018 and 2019 expenditures are $30.6 million and $71.3 million, respectively, which contemplated the drilling of eight gross (7.9 net) WEHLU PUD locations in 2018, all of which were sold as part of the WEHLU Sale, and 18 gross (16.5 net) PUD locations in 2019, ten gross (9.8 net) of which related to WEHLU and were sold as part of the WEHLU Sale.  Under current SEC requirements, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of the original date of booking unless specific circumstances justify a longer time. All of our PUDs at December 31, 2017 are scheduled to be drilled within five years from the date initially recorded as PUD reserves. We may be required to remove our PUD reserves if we do not drill those reserves within the required five-year time frame or if the PUD reserves do not remain economically producible under lower SEC prices. In addition, oil and natural gas prices sustained at current or lower levels and the resultant impact such prices may have on our drilling economics and our ability to raise capital could require us to re-evaluate and postpone our development drilling, which could result in the reduction or elimination of some of our proved undeveloped reserves.

Item 3. Legal Proceedings

Information about our legal proceedings is set forth in Item 8. “Financial Statements and Supplementary Data, Note 13, Commitments and Contingencies – Litigation” of this Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NYSE American under the symbol “GST.” The following table sets forth the high and low sales prices of our common stock during the periods presented as reported by the NYSE American.

	NYSE American
	High	Low
2017:
Fourth quarter	$1.14	$0.67
Third quarter	$0.97	$0.38
Second quarter	$1.66	$0.83
First quarter	$2.19	$1.23
2016:
Fourth quarter	$1.80	$0.82
Third quarter	$1.13	$0.80
Second quarter	$2.21	$0.83
First quarter	$1.38	$0.57

The last reported sale price of our common stock on the NYSE American on March 12, 2018 was $0.74.

Stockholders

As of March 12, 2018, there were 254 stockholders of record who owned shares of our common stock.

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

For the year ended December 31, 2017, preferred stock cash dividends paid totaled $19.3 million, including $10.9 million of dividends for the period April 2016 to December 2016 paid in January 2017.  On August 1, 2017, primarily in response to the decline in oil prices and to preserve liquidity, we elected to suspend preferred stock dividends commencing August 2017.

On March 3, 2017, our revolving credit facility (“Revolving Credit Facility”) was fully repaid and terminated.  Under the agreement governing the Term Loan and the indenture governing the Notes, cash dividend payments on our outstanding preferred stock are permitted through July 31, 2018 contingent upon the absence of any defaults.  From and after August 1, 2018, dividend payments on the Series A Preferred Stock and Series B Preferred Stock are permitted subject to our compliance with a fixed charge coverage ratio test of not less than 1.0 to 1.0 from August 1, 2018, to, but excluding May 1, 2019 and of not less than 1.25 to 1.0 from and after May 1, 2019.  If we fail to pay full cash dividends in four calendar quarters, then the fixed rate of Series A and Series B Preferred Stock each increases by 2.00% and the holders of such preferred stock, voting as a single class, will have the right to elect up to two directors to the board of directors of the Company.

Issuer Purchases of Equity Securities

The following table sets forth our share repurchase activity for each period presented.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet be Purchased Under the Plan
November 1, 2017 - November 30, 2017	5,242	$0.79	—	n/a
December 1, 2017 - December 31, 2017	12,049	$1.05	—	n/a

Shares purchased represent shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock units held by our employees and board of directors.

Recent Sales of Unregistered Securities

On February 16, 2017, we entered into an agreement to sell (i) $125.0 million aggregate principal amount of our Notes, which Notes are convertible into our common stock or, in certain circumstances, cash in lieu of common stock or a combination of cash and shares of common stock and (ii) 29,408,305 shares of common stock for a purchase price of $50.0 million. The proceeds from the sale of the Notes and the common stock were used to fully repay the $69.2 million outstanding on the our revolving credit facility, to satisfy and discharge the $325.0 million of 8.625% senior secured notes due May 2018 and to pay the expenses from the transactions. The issuance of common stock and the Notes were consummated as a private placement to “accredited investors” (as that term is defined under Rule 501 of Regulation D), exempt from registration under the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act and Regulation D Rule 506, as a transaction by an issuer not involving a public offering.

On March 20, 2017, we entered into an agreement to sell $75.0 million aggregate principal amount of our Additional Notes. The proceeds from the sale of the Additional Notes were used to fund the acquisition of additional working and net revenue interests in Kingfisher County, Oklahoma from multiple sellers and a portion of the Company’s 2017 capital budget. On May 2, 2017, $37.5 million principal of the Additional Notes were repurchased by the Company pursuant to the Mandatory Repurchase in exchange for the issuance of (a) the Repurchase Shares and (b) 2,000 shares of the Company’s Special Voting Preferred Stock, par value $0.01 per share the “Special Voting Preferred Stock”). The Additional Notes were issued in a transaction not involving a public offering exempt from registration under Section 4(a)(2) of the Securities Act. In addition, the Repurchase Shares and the Special Voting Preferred Stock were issued in transactions in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act.

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

Financial information as of and for the year ended December 31, 2017 includes a loss on early extinguishment of debt for $12.2 million.  Financial information as of and for the year ended December 31, 2016 includes impairment of oil and natural gas properties of $48.5 million and a litigation settlement benefit of $10.1 million.  Financial information as of and for the year ended December 31, 2015 includes impairment of oil and natural gas properties of $426.9 million.  Financial information as of and for the year ended December 31, 2014 includes an $8.6 million net arbitration settlement benefit. Financial information as of and for the year ended December 31, 2013 includes a gain on acquisition of assets at fair value of $27.7 million and litigation settlement expense of $1.0 million.

	As of and for the Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations:
Revenues	$72,130	$58,254	$107,294	$171,418	$87,755
Income (loss) from operations	$4,197	$(53,846)	$(428,834)	$78,512	$18,764
Net (loss) income attributable to Common Stockholders	$(61,228)	$(103,534)	$(473,980)	$36,529	$39,964
Net (loss) income attributable to Common Stockholders per share:
Basic	$(0.31)	$(0.93)	$(6.11)	$0.58	$0.66
Diluted	$(0.31)	$(0.93)	$(6.11)	$0.55	$0.63
Weighted average shares of common stock outstanding
Basic	195,369	111,367	77,512	63,271	60,220
Diluted	195,369	111,367	77,512	66,493	63,618
Consolidated Balance Sheets:
Property, plant and equipment, net	$325,095	$192,004	$328,934	$692,300	$517,513
Total assets	$380,123	$300,204	$429,495	$775,794	$589,935
Long-term liabilities	$350,365	$410,905	$525,712	$370,480	$325,802
Total stockholders’ (deficit) equity	$(31,828)	$(140,435)	$(120,185)	$350,286	$210,029

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with the audited financial statements of Gastar Exploration Inc. and its subsidiaries as of the years ended December 31, 2017 and 2016 and for the three years in the period ended December 31, 2017 together with the notes thereto included elsewhere in this Form 10-K.

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

All of our current operational activities are conducted in the U.S.  As of December 31, 2017, our major assets consist of approximately 136,700 gross (93,400 net) acres in the Mid-Continent area of the U.S. in the state of Oklahoma and included 26,100 gross (25,200 net) acres in WEHLU.  On January 23, 2018, we entered into an agreement to divest our interest in WEHLU and adjacent undeveloped acreage for a $107.5 million, subject to, among other customary adjustments, adjustments for a property sale effective date of October 1, 2017 (the “WEHLU Sale”).  The WEHLU Sale closed on February 28, 2018.  After effective date and other adjustments of approximately $8.7 million primarily related to revenues and direct operating expenses, net cash proceeds from the WEHLU Sale were approximately $98.8 million, subject to certain additional adjustments for final closing.

During the past three years, we spent approximately $416.6 million in property acquisitions, acreage, seismic, capitalized interest, drilling advances, reserve acquisition and exploratory and development drilling on this acreage.  We last attained positive net income during 2014, but there can be no assurance that operating income and net earnings will be achieved in future periods. As we continue the exploitation and development drilling in the Mid-Continent, we expect to show improvement in our operating results.

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

2017 Highlights

Ares Investment Transactions.  On March 3, 2017, the Purchasers managed indirectly by Ares, purchased from us for cash (i) $125.0 million aggregate principal amount of our Notes sold at par, which Notes, subject to the receipt of approval of our stockholders, which was obtained on May 2, 2017, are convertible into Common Stock or, in certain circumstances, cash in lieu of Common Stock or a combination thereof and (ii) 29,408,305 shares of Common Stock for a cash purchase price of $50.0 million.  In addition, affiliates of Ares concurrently loaned us an initial $250.0 million pursuant to the Term Loan due 2022.  On such date, a portion of the net proceeds from these Ares transactions was used to repay all of our outstanding borrowings under our Revolving Credit Facility (which was terminated on such date), and the redemption price plus interest of all of our outstanding $325.0 million principal of our 8 5/8% Senior Secured Notes due May 15, 2018 (the “Former Notes”) was funded to satisfy and discharge the Former Notes, which were satisfied and discharged on March 3, 2017.  On March 21, 2017, we issued an additional $75.0 million of Additional Notes.  Pursuant to the purchase agreement for the Additional Notes, upon the receipt of Requisite Stockholder Approval obtained on May 2, 2017, on May 5, 2017, we repurchased $37.5 million principal amount of the Additional Notes for (a) 25,456,521 shares of our common stock and (b) 2,000 shares of our Special Voting Preferred Stock, with the remainder convertible into our common stock or, in certain circumstances, cash in lieu of common stock or a combination thereof.  The Term Loan is secured by a first-priority lien, and the Notes are secured by a second-priority lien, on substantially all of the assets of the Company and its sole subsidiary, excluding certain assets as customary exceptions.

Mid-Continent STACK Play. At December 31, 2017, we held leases covering approximately 136,700 gross (93,400 net) acres in the Mid-Continent STACK Play, including 26,100 gross (25,200 net) acres in WEHLU, all of which we believe is prospective for one or several of the horizons comprising the STACK Play.  We sold our interest in WEHLU on February 28, 2018.  During 2017, we completed 31 gross (14.4 net) operated wells, including wells drilled and completed under the Development Agreement.

At December 31, 2017, our proved reserves attributable to our Mid-Continent acreage were approximately 42.9 MMBoe including 19.9 MMBoe of WEHLU proved reserves.  We sold our interest in WEHLU on February 28, 2018.  Oil, condensate and NGLs reserves comprised approximately 75% of the total Mid-Continent proved reserves and 42% of our total reserves were proved developed at year-end 2017.

STACK Leasehold Acquisition.  On March 22, 2017, we completed the acquisition of additional working and net revenue interests in approximately 66 gross (9.5 net) producing wells and 5,670 net acres of additional undeveloped STACK Play leasehold in Kingfisher County, Oklahoma, effective March 1, 2017, for $51.4 million (the “STACK Leasehold Acquisition”).  Prior to the completion of the STACK Leasehold Acquisition, we held an interest in the majority of acquired producing wells and acreage.

Financial Highlights

Our consolidated financial statements reflect total revenue of $72.1 million on total volumes of 2.3 MMBoe for the year ended December 31, 2017. Our operating income for the year ended December 31, 2017 was $4.2 million and included DD&A expense of $24.0 million.

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

The following table provides a summary of our revenues, production and operating expenses for the periods indicated:

	Year Ended December 31,
	2017	2016(1)	2015(1)
	(In thousands, except per unit amounts)
Revenues:
Oil and condensate	$54,667	$43,011	$58,668
Natural gas	10,079	10,854	16,901
NGLs	11,841	7,252	7,136
Total oil and condensate, natural gas and NGLs revenues	76,587	61,117	82,705
(Loss) gain on commodity derivatives contracts	(4,457)	(2,863)	24,589
Total revenues and other (loss) gain	$72,130	$58,254	$107,294

Production:
Oil and condensate (MBbl)	1,118	1,105	1,425
Natural gas (MMcf)	3,795	6,145	13,759
NGLs (MBbl)	527	739	1,213
Total production (MBoe)	2,277	2,869	4,931

Oil and condensate (MBbl/d)	3.1	3.0	3.9
Natural gas (MMcf/d)	10.4	16.8	37.7
NGLs (MBbl/d)	1.4	2.0	3.3
Total daily production (MBoe/d)	6.2	7.8	13.5

Average sales price per unit:
Oil and condensate per Bbl, excluding impact of hedging activities	$48.91	$38.92	$41.17
Oil and condensate per Bbl, including impact of hedging activities(2)	$54.27	$45.80	$46.86
Natural gas per Mcf, excluding impact of hedging activities	$2.66	$1.77	$1.23
Natural gas per Mcf, including impact of hedging activities(2)	$2.75	$2.04	$1.81
NGLs per Bbl, excluding impact of hedging activities	$22.49	$9.81	$5.89
NGLs per Bbl, including impact of hedging activities(2)	$24.49	$11.81	$14.42
Average sales price per Boe, excluding impact of hedging activities	$33.64	$21.31	$16.77
Average sales price per Boe, including impact of hedging activities(2)	$36.90	$25.06	$22.14

Selected operating expenses (in thousands):
Production taxes	$2,830	$1,908	$2,877
Lease operating expenses	$22,195	$20,605	$23,728
Transportation, treating and gathering	$1,814	$1,704	$2,187
Depreciation, depletion and amortization	$24,015	$29,673	$62,887
Impairment of natural gas and oil properties	$—	$48,497	$426,878
General and administrative expenses(3)	$16,842	$19,445	$17,069

Selected operating expenses per Boe:
Production taxes	$1.24	$0.67	$0.58
Lease operating expenses	$9.75	$7.18	$4.81
Transportation, treating and gathering	$0.80	$0.59	$0.44
Depreciation, depletion and amortization	$10.55	$10.34	$12.75
General and administrative expenses(3)	$7.40	$6.78	$3.46
Production costs(4)	$10.55	$7.76	$4.98

(1)

The years ended December 31, 2016 and 2015 include Appalachian Basin production and pricing.  The year ended December 31, 2016 includes revenues before the impact of hedging of $3.2 million and total daily production of 1.8 MBoe/d related to the Appalachian Basin.  The year ended December 31, 2015 includes revenues before the impact of hedging of $13.7 million and total daily production of 7.5 MBoe/d related to the Appalachian Basin.  The sale of substantially all of our producing assets and proved reserves and a significant portion of our undeveloped leasehold in the Appalachian Basin was completed on April 8, 2016.

(2)	The impact of hedging includes the gain (loss) on commodity derivative contracts settled during the periods presented.
(3)

General and administrative expenses for the years ended December 31, 2016 and 2015 include costs related to acquisitions, allowance for bad debt, employee severance costs and corporate migration of $3.1 million and $1.4 million, respectively.

(4)	Production costs include LOE, insurance, gathering and workover expense and exclude ad valorem and severance taxes.

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) were $76.6 million for the year ended December 31, 2017, up 25% from $61.1 million for the year ended December 31, 2016. The increase in revenues was the result of a 58% increase in weighted average realized prices partially offset by a 21% decrease in production.  The decrease in production was primarily the result of the Appalachian Basin Sale on April 8, 2016.  Excluding the impact of Appalachian Basin production sales on oil, condensate, natural gas and NGLs revenues for 2016 (exclusive of the effects of hedging), total oil, condensate, natural gas and NGLs revenues increased $18.7 million, or 32%, from the year ended December 31, 2016 to the year ended December 31, 2017 as a result of a 28% increase in weighted average realized equivalent prices for Mid-Continent production.

Average daily production on an equivalent basis was 6.2 MBoe/d for the year ended December 31, 2017 compared to 7.8 MBoe/d for the same period in 2016, of which Appalachian Basin production was 1.8 MBoe/d.  Total oil, condensate and NGLs production represented approximately 72% of our total production for the year ended December 31, 2017 compared to 64% of total production and 71% of Mid-Continent production for the year ended December 31, 2016.

Oil and condensate revenues represented approximately 71% of our total oil, condensate, natural gas and NGLs revenues for the year ended December 31, 2017 compared to 70% for the year ended December 31, 2016.  Liquids revenues (oil, condensate and NGLs) represented approximately 87% of our total oil, condensate, natural gas and NGLs revenues for the year ended December 31, 2017 compared to approximately 82% for the year ended December 31, 2016.  Excluding the impact of Appalachian Basin production sales, oil and condensate revenues represented approximately 73% of our total Mid-Continent oil, condensate, natural gas and NGLs revenues for the year ended December 31, 2016 and liquids revenues represented approximately 85% of our total Mid-Continent oil, condensate, natural gas and NGLs revenues for the year ended December 31, 2016.

A summary of revenue by area is as follows:

	Revenues for the Year Ended December 31, 2017		Revenues for the Year Ended December 31, 2016
	Total oil and condensate, natural gas and NGLs revenues	% Liquids	Total oil and condensate, natural gas and NGLs revenues	% Liquids
	(in thousand $)		(in thousand $)

Mid-Continent	$76,583	87%	$57,921	85%
Appalachian Basin	4	—	3,196	25%
Total	$76,587	87%	$61,117	82%

During the year ended December 31, 2017, we had commodity derivative contracts covering approximately 67% of our oil and condensate production. The impact of oil commodity derivative contracts settled during the year on oil and condensate sales was an increase in oil and condensate revenues of $6.0 million resulting in an increase in total price realized from $48.91 per Bbl to $54.27 per Bbl. The gain on oil and condensate commodity derivatives contracts settled during the year was reduced by $158,000 for amortization of prepaid premiums and $2.4 million for deferred put premiums.  Excluding the non-cash amortization and deferred put premiums, the impact of hedging on oil and condensate sales was an increase in revenues of $8.5 million. During the year ended December 31, 2016, the impact of oil commodity derivative contracts settled during the year on oil and condensate sales was an increase of $7.6 million in oil and condensate revenues resulting in an increase in total price realized from $38.92 per Bbl to $45.80 per Bbl. The 2016 hedge impact included a loss of $480,000 of non-cash amortization of prepaid premiums and payment of deferred put premiums of $2.5 million.  For the years ended December 31, 2017 and 2016, we designated 15% of our current crude hedges as price protection for our NGLs production, respectively.

During the year ended December 31, 2017, we had commodity derivative contracts covering approximately 64% of our natural gas production, which resulted in a gain on natural gas commodity derivatives contracts settled during the year of $375,000 and an increase in total price realized from $2.66 per Mcf to $2.75 per Mcf.  The gain on commodity derivatives contracts settled during the year was reduced by $135,000 for deferred put premiums.  Excluding the deferred put premiums, the impact of hedging on natural gas sales was an increase in revenues of $509,000. During the year ended December 31, 2016, the impact of natural gas commodity derivative contracts settled during the year on natural gas sales was an increase of $1.7 million in natural gas revenues resulting in an increase in total price realized from $1.77 per Mcf to $2.04 per Mcf.  The 2016 hedge impact included a loss of $225,000 for amortization of prepaid premiums and deferred put premiums.

During the year ended December 31, 2017, we had commodity derivative hedge contracts covering approximately 25% of our NGLs production.  The impact of hedging on NGLs sales during the year ended December 31, 2017 was an increase of $1.1 million in NGLs revenues resulting in an increase in total price realized from $22.49 per Bbl to $24.49 per Bbl.  The NGLs commodity derivatives contracts settled during the year were reduced by $28,000 for amortization of prepaid premiums and $423,000 for deferred put premiums.  Excluding the non-cash amortization and deferred put premiums, the impact of hedging on NGLs sales was an increase in revenues of $1.5 million.  During the year ended December 31, 2016, the impact of hedging contracts settled during the year for NGLs sales was an increase of $1.5 million in NGLs revenues resulting in an increase in total price realized from $9.81 per Bbl to $11.81 per Bbl.  The 2016 hedge impact included a loss of $85,000 for non-cash amortization of prepaid premiums and payment of deferred put premiums of $434,000.

Losses related to the change in mark to market value for outstanding commodity derivatives contracts for the year ended December 31, 2017 were $11.9 million compared to losses of $13.6 million for the year ended December 31, 2016. The significant change in the mark to market value is primarily the result of higher future commodity prices and changes in hedge contracts during the period compared to the prior year.

Production taxes. We reported production taxes of approximately $2.8 million for the year ended December 31, 2017, up from $1.9 million for the year ended December 31, 2016.  The increase in production taxes primarily resulted from new wells, increases in Oklahoma production tax rates on certain horizontal wells, increased revenues resulting from higher prices and the expiration of tax exemptions on older drilled wells.  As reported, production taxes for the years ended December 31, 2017 and 2016 were approximately 3.7% and 3.1%, respectively, of oil, condensate, natural gas and NGLs revenues.  Excluding the Appalachian Basin for 2016, production taxes in the Mid-Continent increased $1.2 million, or 78%, and were approximately 3.7% and 2.8% of oil, condensate, natural gas and NGLs revenues for the years ended December 31, 2017 and 2016, respectively.

Lease operating expenses. We reported LOE of $22.2 million for the year ended December 31, 2017, up from $20.6 million for the year ended December 31, 2016.  Our total LOE, as reported, was $9.75 per Boe for the year ended December 31, 2017, up 36% from $7.18 per Boe for the same period in 2016.    Excluding the Appalachian Basin for 2016, LOE increased $2.5 million for the year ended December 31, 2017 from $19.7 million, or $8.96 per Boe, for the year ended December 31, 2016.  The increase in Mid-Continent LOE from 2016 to 2017 resulted primarily from a $1.7 million increase in LOE for new wells and higher water disposal costs related to flush production coupled with a $698,000 increase in workover activity.

Transportation, treating and gathering. We reported transportation expenses of $1.8 million for the year ended December 31, 2017, up from $1.7 million for the year ended December 31, 2016. Excluding the Appalachian Basin, transportation expense in the Mid-Continent increased $727,000 for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to new wells and changes in Oklahoma marketing contracts from percent of proceeds to more fixed charges basis.

Depreciation, depletion and amortization. DD&A was $24.0 million for the year ended December 31, 2017, down from $29.7 million for the year ended December 31, 2016.  The decrease in DD&A expense was the result of a 21% decrease in total production volumes resulting from the Appalachian Basin Sale on April 8, 2016 partially offset by a 2% increase in the DD&A rate per Boe.  The DD&A rate for the year ended December 31, 2017 was $10.55 per Boe, as compared to $10.34 per Boe for the same period in 2016.

Impairment of oil and natural gas properties.  We reported an impairment of oil and natural gas properties of $48.5 million for the year ended December 31, 2016, which was recorded at March 31, 2016.  The impairment was the result of a 38% decline in the 12-month average natural gas price and a 44% decline in the 12-month average oil price used in the calculation of the full cost ceiling test at March 31, 2016 compared to December 31, 2015.  At March 31, 2016, our ceiling test impairment calculation was based on SEC pricing of $2.40 per MMBtu of Henry Hub spot natural gas and $46.26 per barrel of WTI spot oil.

General and administrative expenses. We reported general and administrative expenses of approximately $16.8 million for the year ended December 31, 2017 compared to $19.4 million for the year ended December 31, 2016.  Non-cash stock-based compensation expense, which is included in general and administrative expenses, was $5.9 million and $3.9 million for the years ended December 31, 2017 and 2016, respectively.  Excluding stock-based compensation expense, general and administrative expense decreased $4.6 million to $10.9 million for the year ended December 31, 2017 compared to $15.5 million for the year ended December 31, 2016. This decrease is primarily due to $2.0 million of bad debt expense recorded in 2016 coupled with lower legal costs, lower acquisition costs related to the Husky Acquisition and reduced personnel costs as a result of the sale of our Appalachian Basin assets.

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

Interest expense. We reported interest expense of $39.0 million for the year ended December 31, 2017 compared to $35.2 million for the year ended December 31, 2016. Interest expense was reduced by $7.2 million and $3.1 million of capitalized interest in 2017 and 2016, respectively, which related to capital expenditures for undeveloped projects.  Excluding capitalized interest, interest expense increased $7.8 million from December 31, 2016 to December 31, 2017 due to increased borrowings under the Notes and the Term Loan at higher interest rates coupled with additional amortization of deferred financing costs.

Loss on early extinguishment of debt.  We reported a loss on early extinguishment of debt of $12.2 million for the year ended December 31, 2017 comprised of a $7.0 million penalty for the early satisfaction and discharge of our Former Notes and the $5.2 million write-off of the remaining deferred financing costs related to the Former Notes and our Revolving Credit Facility.

Dividends on Preferred Stock. We reported dividends on preferred stock of $8.4 million for the year ended December 31, 2017, comprised of $5.1 million for the Series A Preferred Stock and $3.3 million for the Series B Preferred Stock and $3.6 million for the year ended December 31, 2016 comprised of $2.2 million for the Series A Preferred Stock and $1.4 million for the Series B Preferred Stock.  Accumulated undeclared and unpaid dividends totaled $6.0 million for the year ended December 31, 2017 comprised of $3.6 million for the Series A Preferred Stock and $2.4 million for the Series B Preferred Stock compared to undeclared cumulative dividends on preferred stock of $10.9 million for the year ended December 31, 2016 comprised of $6.6 million for the Series A Preferred Stock and $4.3 million for the Series B Preferred Stock.

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

Oil and condensate revenues represented approximately 70% of our total oil, condensate, natural gas and NGLs revenues for the year ended December 31, 2016 compared to 71% for the year ended December 31, 2015.  Liquids revenues (oil, condensate and NGLs) represented approximately 82% of our total oil, condensate, natural gas and NGLs revenues for the year ended December 31, 2016 compared to approximately 80% for the year ended December 31, 2015.  Excluding the impact of Appalachian Basin production sales, oil and condensate revenues represented approximately 73% of our total Mid-Continent oil, condensate, natural gas and NGLs revenues for the year ended December 31, 2016 compared to 79% for the year ended December 31, 2015.  Excluding the impact of Appalachian Basin production sales, liquids revenues represented approximately 85% of our total Mid-Continent oil, condensate, natural gas and NGLs revenues for the year ended December 31, 2016 compared to 87% for the year ended December 31, 2015.

A summary of revenue by area is as follows:

	Revenues for the Year Ended December 31, 2016		Revenues for the Year Ended December 31, 2015
	Total oil and condensate, natural gas and NGLs revenues	% Liquids	Total oil and condensate, natural gas and NGLs revenues	% Liquids
	(in thousand $)		(in thousand $)

Mid-Continent	$57,921	85%	$68,958	87%
Appalachian Basin	3,196	25%	13,747	40%
Total	$61,117	82%	$82,705	80%

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

Production taxes. We reported production taxes of approximately $1.9 million for the year ended December 31, 2016, down from $2.9 million for the year ended December 31, 2015.  The decrease in production taxes primarily resulted from the completion of our Appalachian Basin Sale on April 8, 2016.  As reported, production taxes for the years ended December 31, 2016 and 2015 were approximately 3.1% and 3.5%, respectively, of oil, condensate, natural gas and NGLs revenues.  Excluding the Appalachian Basin, production taxes in the Mid-Continent increased $157,000, or 11%, to $1.6 million and were approximately 2.8% and 2.1% of oil, condensate, natural gas and NGLs revenues for the years ended December 31, 2016 and 2015, respectively.

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

____________________

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

Impairment of oil and natural gas properties.  We reported an impairment of oil and natural gas properties of $48.5 million for the year ended December 31, 2016, which was recorded at March 31, 2016.  The impairment was the result of a 38% decline in the 12-month average natural gas price and a 44% decline in the 12-month average oil price used in the calculation of the full cost ceiling test at March 31, 2016 compared to December 31, 2015.  At March 31, 2016, our ceiling test impairment calculation was based on SEC pricing of $2.40 per MMBtu of Henry Hub spot natural gas and $46.26 per barrel of WTI spot oil.  We reported ceiling impairments of $100.2 million, $182.0 million and $144.7 million, for the second, third and fourth quarters of 2015, respectively, resulting in total impairment of $426.9 million for the year ended December 31, 2015.

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

Dividends on Preferred Stock. Dividends on preferred stock totaled $3.6 million and $14.5 million for the years ended December 31, 2016 and 2015, respectively.  The dividends on preferred stock for the year ended December 31, 2016 were comprised of $2.2 million for the Series A Preferred Stock and $1.4 million for the Series B Preferred Stock.  The dividends on preferred stock for the year ended December 31, 2015 were comprised of $8.7 million for the Series A Preferred Stock and $5.8 million for the Series B Preferred Stock.  Accumulated undeclared and unpaid dividends totaled $10.9 million for the year ended December 31, 2016, comprised of $6.6 million for the Series A Preferred Stock and $4.3 million for the Series B Preferred Stock.  Pursuant to Amendment No. 10 to our Revolving Credit Facility, on January 10, 2017, we declared a special cash dividend on the Series A Preferred Stock and Series B Preferred Stock to pay in full all accumulated and unpaid cash dividends accrued since April 1, 2016 at an annualized 8.625% and 10.75%, respectively, through the payment date of January 31, 2017.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity and capital resources are existing cash balances, internally generated cash flows from operating activities, asset sales and possible capital markets transactions, to the extent available on acceptable terms.  We believe that our current cash position and funds from operating cash flows, current property sales and possible future property sales should be sufficient to meet our cash requirements for at least the next twelve months and to execute our long-term development plans.  We continually evaluate our capital needs and compare them to our capital resources and ability to raise funds in the financial markets or through the sale of non-core lease acreage.  We have the ability to adjust capital expenditures in response to changes in oil, condensate, natural gas and NGLs prices, drilling results, liquidity and cash flow as we operate the majority of our capital expenditures budget.  Current market conditions and restrictions under our new debt may put limitations on our ability to issue new debt or equity securities in the public or private markets.

In March 2017, we refinanced substantially all of our indebtedness thought the issuance of the Notes, the Term Loan and shares of Common Stock to purchasers managed indirectly by Ares, as described above under “– Overview – 2017 Highlights – Ares Investment Transactions. As a result, Ares indirectly beneficially owns substantially all of our indebtedness.

For the year ended December 31, 2017, we reported cash flows provided by operating activities of $20.1 million. We reported net cash used in investing activities of $136.8 million for the year ended December 31, 2017, primarily for $107.7 million for the development of oil and natural gas properties and $54.5 million for the acquisition of oil and natural gas properties partially offset by $28.8 million of proceeds received for the sale of oil and natural gas properties.  For the year ended December 31, 2017, we reported net cash provided by financing activities of $58.5 million, consisting primarily of proceeds from the Term Loan and Notes of $250.0 million and $200.0 million, respectively, and $56.4 million of net proceeds from the issuance of common stock partially offset by $325.0 million to fully repay the Former Notes, $84.6 million of repayments on the Revolving Credit Facility, $19.3 million of cash dividends paid and $11.0 million of deferred financing costs.  As a result of these activities, our cash and cash equivalents balance decreased by $58.3 million, resulting in a December 31, 2017 balance of cash and cash equivalents of $13.3 million.  Net cash provided by operating activities increased $13.3 million from 2016 primarily due to higher oil, condensate, natural gas and NGLs revenues in 2017 resulting from increased weighted average realized prices.  Cash flows used in investing activities increased $203.3 million from 2016 to 2017 primarily due to increased development and acquisition of oil and natural gas properties.

At December 31, 2017, we had a net working capital deficit of approximately $7.4 million.  As of March 12, 2018, our cash balance was $100.6 million, and we had $263.2 million of Term Loan borrowings and $162.5 million of Notes outstanding, both with a maturity of March 2022.

Future capital and other expenditure requirements.  Our preliminary capital budget for 2018 is approximately $115.0 million, which contemplates approximately $69.5 million for STACK Play operated drilling and completion activity, $15.7 million for our participation in non-operated STACK Play drilling and completions, $18.2 million for leasehold costs and $11.6 million for capitalized interest and administration costs.  We plan to fund our 2018 capital budget and long-term development plans through existing cash balances, internally generated cash flow from operating activities, net cash proceeds from the WEHLU Sale of $98.8 million and possible future property sales.  Our capital expenditures and the scope of our drilling activities may change as a result of several factors, including, but not limited to, changes in oil, condensate, natural gas and NGLs prices, costs of drilling and completion and leasehold acquisitions, drilling results, liquidity and access to additional capital.  Approximately 86% of our budgeted 2018 capital expenditures are on interests operated by us, and thus, we could cancel, reduce or defer a significant portion of 2018 capital expenditures and may elect not to participate in proposed non-operated capital activity.  For more information, see Item 1A. “Risk Factors-Our development operations will require substantial capital expenditures in order to grow or maintain our production levels.  Our limited access to the funds for necessary future growth and maintenance capital expenditures could have a material adverse effect on our business, results of operations, financial condition and ability to pay cash dividends to our preferred stockholders and to make required payments on our indebtedness.”

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

As of March 12, 2018, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume (1)	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in Bbls)
March 2018	Put option	75	2,325	$—	$61.60	$—	$—
March 2018	Costless three-way collar	1,800	55,800	$—	$47.50	$37.50	$57.85
April to June 2018	Costless three-way collar	1,700	154,700	$—	$47.50	$37.50	$57.85
July to September 2018	Costless three-way collar	1,600	147,200	$—	$47.50	$37.50	$57.85
October to December 2018	Costless three-way collar	1,700	156,400	$—	$47.50	$37.50	$57.85
April to December 2018	Fixed price swap	500	137,500	$—	$61.60	$—	$61.60
March 2018	Fixed price swap	262	8,122	$51.20	$—	$—	$—
March 2018	Fixed price swap	425	13,175	$61.60	$—	$—	$—
April 2018	Fixed price swap	477	14,310	$51.20	$—	$—	$—
April 2018	Fixed price swap	125	3,750	$66.45	$—	$—	$—
May 2018	Fixed price swap	492	15,252	$51.20	$—	$—	$—
May 2018	Fixed price swap	325	10,075	$66.45	$—	$—	$—
June 2018	Fixed price swap	600	18,000	$51.20	$—	$—	$—
June to August 2018	Fixed price swap	425	39,100	$66.45	$—	$—	$—
July to September 2018	Fixed price swap	500	46,000	$51.20	$—	$—	$—
October to December 2018	Fixed price swap	600	55,200	$51.20	$—	$—	$—
January to September 2019	Costless three-way collar	2,000	546,000	$—	$47.50	$37.50	$59.70
October to December 2019	Costless three-way collar	1,900	174,800	$—	$47.50	$37.50	$59.70
January to September 2019	Fixed price swap	700	191,100	$50.40	$—	$—	$—
October to November 2019	Fixed price swap	600	36,600	$50.40	$—	$—	$—
December 2019	Fixed price swap	415	12,896	$50.40	$—	$—	$—

(1)	Crude volumes hedged include oil, condensate and certain components of the Company’s NGLs production.

As of March 12, 2018, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in MMBtu's)
April to December 2018	Costless three-way collar	5,000	1,375,000	$—	$3.00	$2.35	$4.00
April to December 2018	Fixed price swap	1,550	426,250	$3.01	$—	$—	$—

For more information, see Item 8. “Financial Statements and Supplementary Data, Note 7. Derivative Instruments and Hedging Activity” included in this Form 10-K.

At December 31, 2017, the estimated fair value of all of our commodity derivative instruments was a net liability of $5.6 million, comprised of current and non-current assets and liabilities.  In conjunction with certain derivative hedging activity, we deferred the payment of certain put premiums for the production month period January 2018 through December 2018.  At December 31, 2017, we had a current commodity derivative premium payable of $135,000. The put premium liabilities are payable monthly as the hedge production month becomes the prompt production month.

By removing the price volatility from a portion of our oil, condensate, natural gas and NGLs sales for 2018 and 2019, we believe that we have mitigated, but not eliminated, the potential effects of changing prices on a portion of our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, derivative contracts can limit the benefits we could receive from increases in commodity prices. For additional information on the impact of changing commodity prices on our financial position, see Item 7A. “Quantitative and Qualitative Disclosure about Market Risk.”  As of December 31, 2017, all of our economic derivative hedge positions were with large institutions, which are not known to us to be in default on their derivative positions.  Although we are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above, we do not anticipate non-performance by such counterparties.

Term Loan Facility.  On March 3, 2017, we entered into the $250.0 million Term Loan pursuant to the Third Amended and Restated Credit Agreement among the Company, as borrower, the guarantors party thereto, funds managed indirectly by Ares, as lenders, and Wilmington Trust, National Association, as Administrative Agent. The Term Loan was issued at par and bears interest at a per annum rate equal to 8.5%, payable on a quarterly basis on each March 31, June 30, September 30 and December 31 of each year, commencing March 31, 2017, and has a scheduled maturity of March 3, 2022.  In addition, the Term Loan is subject to an interest “make-whole” and repayment premium, such that any repayment or prepayment of the loans thereunder prior to the stated maturity date shall be subject to the payment of a repayment premium, and depending on the date of such repayment or prepayment, the applicable interest “make-whole” amount, with the amount of such repayment premium decreasing over the life of the Term Loan.

On March 20, 2017, we, together with the parties thereto, entered into an Amendment No. 1 to the Term Loan which amendment permitted the issuance of the Additional Notes.

On August 2, 2017, we entered into Amendment No. 2 to the Term Loan (“Amendment No. 2”) allowing us to elect to pay-in-kind (“PIK”) interest on the Term Loan, upon proper notice, 100% of interest payments due after June 30, 2017 and prior to December 1, 2018 and at our election, PIK between 0% and 50% of any interest payments occurring after December 31, 2018 (other than interest due on the maturity date or the date of any repayment or prepayment).  The Term Loan interest rate increased to 10.25% for all interest periods post June 30, 2017 and the PIK interest shall be payable by capitalizing and adding such amounts to the outstanding principal amount of the Term Loan on the applicable interest payment date.

On September 18, 2017, we, together with the parties thereto, entered into Amendment No. 3 to the Term Loan, which among other things, expressly provided that certain assignments of oil and gas properties made or to be made by the Company to Red Bluff, pursuant to the Red Bluff purchase and sale agreement, are permitted by the Term Loan and are not subject to the mandatory prepayment provisions applicable to “Asset Sales” under the Term Loan.

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

Pursuant to Amendment No. 2, on October 2, 2017, we elected to pay in kind 100% of the interest due for the period June 30, 2017 to October 1, 2017 in the amount of $6.6 million, thus increasing the outstanding principal balance of the Term Loan to $256.6 million as of December 31, 2017.  On January 2, 2018, we elected to pay in kind 100% of the interest due for the period October 2, 2017 to January 1, 2018 in the amount of $6.6 million, thus increasing the outstanding principal balance to $263.2 million on January 2, 2018.

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

The Notes are secured by a second-priority lien on substantially all of the assets of the Company and its sole subsidiary. The Indenture restricts the ability of the Company and certain of its subsidiaries to, among other things: (i)  pay dividends or make other distributions in respect of the Company’s capital stock or make other restricted payments; (ii) incur additional indebtedness and issue preferred stock; (iii) make certain dispositions and transfers of assets; (iv) engage in transactions with affiliates; (v) create liens; (vi) engage in certain business activities that are not related to oil and gas; and (vii) impair any security interest. These covenants are subject to a number of exceptions and qualifications.

ATM Program. We previously had an at-the-market issuance sales agreement with a third-party sales agent to sell, from time to time, shares of our Common Stock (the “ATM Program”) pursuant to which we could issue and sell shares of our common stock having an aggregate offering price up to $50.0 million in amounts and at times as we determined from time to time.  Actual issuances depended on a variety of factors to be determined by us, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for our company and potential uses of funding available to us.  During the year ended December 31, 2016, we issued 18,606,943 shares of common stock under the ATM Program for net proceeds of $24.4 million.  For the period January 1, 2017 to January 20, 2017, we issued 5,447,919 shares of common stock under the ATM Program for net proceeds of $8.3 million.  The ATM Program expired on February 24, 2017 and we can no longer issue and sell additional shares of common stock under the ATM Program.

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

Preferred Stock.  Effective March 9, 2016, our Revolving Credit Facility prohibited the payment of cash dividends on our preferred stock commencing April 2016.  Accordingly, we ceased payment of dividends on our Series A Preferred Stock and Series B Preferred Stock in April 2016.  Dividends on the Series A Preferred Stock continued to accumulate regardless of whether any such dividends were declared or not at a fixed rate of 8.625% per annum of the aggregate $101.1 million stated value and liquidation preference.  Accumulated and unpaid dividends for the Series A Preferred Stock for the period April 2016 through December 2016 totaled $6.6 million, or $1.6171875 per share, at December 31, 2016.  Dividends on the Series B Preferred Stock continued to accumulate at a fixed rate of 10.75% per annum of the aggregate $53.5 million stated value and liquidation preference.  Accumulated and unpaid dividends for the Series B Preferred Stock for the period April 2016 through December 2016 totaled $4.3 million, or $2.0156256 per share, at December 31, 2016.

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

We declared and paid dividends on the Series A Preferred Stock and Series B Preferred Stock through July 31, 2017.  In response to the decline in oil prices and to preserve liquidity, on August 1, 2017, we elected to suspend Series A Preferred Stock and Series B Preferred Stock dividends commencing August 2017.

For the year ended December 31, 2017, we declared and paid dividends of $19.3 million comprised of $11.6 million for the Series A Preferred Stock and $7.7 million for the Series B Preferred Stock.  At December 31, 2017, undeclared and unpaid cumulative dividends totaled $6.0 million, comprised of $3.6 million for the Series A Preferred Stock and $2.4 million for the Series B Preferred Stock.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements. We have no plans to enter into any off balance sheet arrangements in the foreseeable future.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2017:

	Payments Due by Period
	Total	2018	2019	2020	2021	2022	Thereafter
	(in thousands)
Long-term debt(1)	$419,099	$—	$—	$—	$—	$419,099	$—
Interest on long-term debt(2)	170,650	37,770	40,167	41,845	43,432	7,436	—
Deferred put premiums(3)	135	135	—	—	—	—	—
Office space leases(4)	4,083	932	931	944	956	320	—
Office equipment leases	137	45	40	35	15	2	—
Total contractual obligations	$594,104	$38,882	$41,138	$42,824	$44,403	$426,857	$—

(1)	For a discussion of the Term Loan and the Notes, see Item 8. “Financial Statements and Supplementary Data, Note 4. Long-Term Debt” included in this Form 10-K.
(2)

Interest payments have been calculated by applying the interest rate of 6.0% at December 31, 2017 to the outstanding Notes balance of $162.5 million at December 31, 2017 and by applying and compounding for PIK interest the interest rate of 10.25% at December 31, 2017 to the outstanding Term Loan balance of $256.6 million at December 31, 2017.

(3)

In conjunction with certain crude commodity derivatives contracts, we deferred the payment of certain put premiums for the period January 2018 to December 2018. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.

(4)	Our Houston office lease obligation expires April 30, 2022 and our Oklahoma office lease expires on October 31, 2018.

We maintain a liability for costs associated with the retirement of tangible long-lived assets. At December 31, 2017, our reserve for these obligations totaled $4.8 million for which no contractual commitment exists.  Upon closing of the WEHLU Sale during the first quarter of 2018, we will reduce our asset retirement obligations (“ARO”) by approximately $2.1 million.  Information about this liability is set forth in Item 8. “Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies – Asset Retirement Obligation” included in this Form 10-K.

We have employment agreements with our Chief Executive Officer and Chief Financial Officer which obligate us to pay a specified level of salary, target bonus and certain other payments and reimbursements to them during their employment and in the event of termination or change of control. Information about such payments is set forth in Item 11. “Executive Compensation” of this Form 10-K.

Commitments

Drilling Program Repurchase Obligation

We could be obligated in the future to repurchase interests in the 20 wells held that were drilled under our Drilling Program.  Under the Development Agreement with the Investor for our Drilling Program, we completed a tranche of 20 wells.  If a final reversion of the

Investor’s working interest occurs, the Investor has the right, but not the obligation, for a period of six months after the final reversion to cause us to purchase Investor’s remaining working interest in the Drilling Program wells (the “WI Tail interest”) for fair market value by applying the methodology to determine a 15% discounted present value as defined by the Development Agreement.  If the Investor fails to exercise this investor put right within the six-month period after a final reversion, then for a period of six months thereafter, we shall have the right, but not the obligation, to purchase the WI Tail from the Investor for the same fair market value determined as under the investor put right.  If final reversion has not been achieved by August 19, 2024, Investor will, for a period of six months thereafter, have the right to cause us to buy Investor’s then-current interest in such tranche at an agreed upon valuation.

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

	2017
	Total Impairment	December 31	September 30	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$2.98	$3.00	$3.01	$2.73
West Texas Intermediate oil price (per Bbl)(1)		$51.34	$49.81	$48.95	$47.61
Impairment recorded (pre-tax) (in thousands)	$—	$—	$—	$—	$—

	2016
	Total Impairment	December 31	September 30	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$2.48	$2.28	$2.24	$2.40
West Texas Intermediate oil price (per Bbl)(1)		$42.75	$41.68	$43.12	$46.26
Impairment recorded (pre-tax) (in thousands)	$48,497	$—	$—	$—	$48,497

	2015
	Total Impairment	December 31	September 30	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$2.59	$3.06	$3.39	$3.88
West Texas Intermediate oil price (per Bbl)(1)		$50.28	$59.21	$71.68	$82.72
Impairment recorded (pre-tax) (in thousands)	$426,878	$144,760	$181,966	$100,152	$—

The most likely factor to contribute to a ceiling test impairment is the price used to calculate the reserve limitation threshold. A significant reduction in the prices at a future measurement date could trigger a full cost ceiling impairment. A 10% decrease in prices at December 31, 2017 would have reduced our ceiling impairment cushion by approximately $78.7 million resulting in no impairment.  A 10% increase in prices at December 31, 2017 would have increased our ceiling impairment cushion by approximately $79.6 million resulting in no impairment.

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

In addition, economically producible reserves are dependent on the oil and natural gas prices used in the reserves estimate. We based our December 31, 2017 reserves estimates on a 12-month unweighted average of the first-day-of-the month prices, in accordance with SEC rules. However, oil and natural gas prices are volatile and, as a result, our reserves estimates will change in the future. Despite the inherent imprecision in these engineering estimates, our proved reserve volumes and values are used to calculate depletion and impairment provisions.

Depreciation, Depletion and Amortization

The units-of-production method is used to amortize our oil and natural gas properties. A change in the quantity of reserves could significantly impact our depletion expense. A reduction in proved reserves, without a corresponding reduction in capitalized costs, will increase our depletion rate. A 10% decrease in reserves would have increased our depletion expense by approximately $774,000, while a 10% increase in reserves would have decreased our depletion expense for the year ended December 31, 2017 by approximately $635,000.

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

At December 31, 2017, we had $132.0 million allocated to unproved property costs, which was comprised primarily of unevaluated acreage costs. The unproven property costs are evaluated by the technical team and management to determine whether the property has potential attributable reserves. Therefore, the assessment made by our technical team and management of the potential reserves will determine whether costs are moved from the unproved category to the full-cost pool for depletion or whether an impairment is taken. A 10% increase or decrease in the unproved property balance would have increased or decreased our impairment cushion by approximately $12.5 million, respectively, for the year ended December 31, 2017.

Asset Retirement Obligation

We have certain obligations to remove tangible equipment and restore land at the end of oil and natural gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. Pursuant to the FASB’s guidance, we estimate asset retirement costs for all of our assets, inflation-adjust those costs to the forecasted abandonment date, discount that amount using a credit-adjusted-risk-free rate back to the date we acquired the asset or obligation to retire the asset and ARO liability in that amount with a corresponding addition to our capitalized cost. We then accrete the liability quarterly using the period-end effective credit-adjusted-risk-free rate. As new wells are drilled or purchased, their initial asset retirement cost and liability is calculated and recorded. Should either the estimated life or the estimated abandonment costs of a property change upon our annual review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted-risk-free rate. The carrying value of the ARO is adjusted to the newly calculated value with a corresponding offsetting adjustment to the asset retirement cost (included in the full-cost pool); therefore, abandonment costs will almost always approximate the estimate. When wells are sold, the related liability and asset costs are removed from the balance sheet.

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

Capitalized Interest

We capitalize interest on assets not being amortized, such as our unproven oil and natural gas properties. The interest to be capitalized for any period is derived by multiplying the average rate of interest times the average qualifying assets during the period. To qualify for interest capitalization, we must continue to make progress on the development of the assets. Capitalized interest was approximately $7.2 million, $3.1 million and $3.9 million for 2017, 2016 and 2015, respectively.

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

Derivative Instruments and Hedging Activity

We currently utilize derivative instruments, which are placed with large financial institutions, to manage market risks resulting from fluctuations in commodity prices of oil, condensate, natural gas and NGLs. Derivatives are recorded on the balance sheet at fair market value and changes in the fair market value of derivatives are recorded each period in current earnings. Gains and losses on derivatives are included in revenue in the period in which they occur. The resulting cash flows from derivatives are reported as cash flows from operating activities.  At December 31, 2017, the estimated fair value of all of our commodity derivative instruments was a net liability of $5.6 million, comprised of current and non-current assets and liabilities.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks including commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we were a party at December 31, 2017 and 2016, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative trading purposes.

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

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our oil, condensate, natural gas and NGLs production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil, condensate, natural gas and NGLs in the region produced. Prices received for oil, condensate, natural gas and NGLs are volatile and unpredictable and are beyond our control. To mitigate a portion of our exposure to adverse market changes in the prices for oil, condensate, natural gas and NGLs, we have entered into, and may in the future enter into additional, commodity price risk management arrangements for a portion of our oil, condensate, natural gas and NGLs production. For the year ended December 31, 2017, a 10% change in the prices received for our oil, condensate, natural gas and NGLs production would have had an approximate $7.7 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk.  For the year ended December 31, 2016, a 10% change in the prices received for our oil, condensate, natural gas and NGLs production would have had an approximate $6.1 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk.  As of December 31, 2017, the fair market value of our commodity derivatives was a net liability of $5.6 million.  As of December 31, 2016, the fair market value of our commodity derivatives was a net asset of $7.5 million.  For more information regarding our hedging activities, see Item 8. “Financial Statements and Supplementary Data, Note 7. Derivative Instruments and Hedging Activity” included in this Form 10-K.

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

Item 8. Financial Statements and Supplementary Data

GASTAR EXPLORATION INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	67

Gastar Exploration Inc. and Subsidiaries Consolidated Balance Sheets as of December 31, 2017 and 2016	68

Gastar Exploration Inc. and Subsidiaries Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015	69

Gastar Exploration Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2017, 2016 and 2015	70

Gastar Exploration Inc. and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	71

Notes to Consolidated Financial Statements	72

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Gastar Exploration Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gastar Exploration Inc. (the “Company”) and its subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017 and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2006.

Dallas, Texas

March 15, 2018

GASTAR EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,266	$71,529
Accounts receivable, net of allowance for doubtful accounts of $1,953	38,575	26,883
Commodity derivative contracts	1,370	6,212
Prepaid expenses	960	755
Total current assets	54,171	105,379
PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties, full cost method of accounting:
Unproved properties, excluded from amortization	131,955	67,333
Proved properties	1,344,329	1,253,061
Total natural gas and oil properties	1,476,284	1,320,394
Furniture and equipment	3,838	2,622
Total property, plant and equipment	1,480,122	1,323,016
Accumulated depreciation, depletion and amortization	(1,155,027)	(1,131,012)
Total property, plant and equipment, net	325,095	192,004
OTHER ASSETS:
Restricted cash	370	—
Commodity derivative contracts	—	1,638
Deferred charges, net	—	676
Advances to operators	82	102
Other	405	405
Total other assets	857	2,821
TOTAL ASSETS	$380,123	$300,204
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$24,382	$8,867
Revenue payable	11,823	6,690
Accrued interest	7,298	3,515
Accrued drilling and operating costs	9,381	2,615
Advances from non-operators	1,445	3,504
Commodity derivative contracts	4,416	338
Commodity derivative premium payable	135	1,654
Asset retirement obligation	—	89
Other accrued liabilities	2,706	2,462
Total current liabilities	61,586	29,734
LONG-TERM LIABILITIES:
Long-term debt, net	342,952	404,493
Commodity derivative contracts	2,572	—
Commodity derivative premium payable	—	969
Asset retirement obligation	4,841	5,443
Total long-term liabilities	350,365	410,905
Commitments and contingencies (Note 13)
STOCKHOLDERS’ DEFICIT:
Preferred stock, 40,000,000 shares authorized
Series A Preferred Stock, par value $0.01 per share; 10,000,000 shares designated; 4,045,000 shares issued and outstanding at December 31, 2017 and 2016, respectively, with liquidation preference of $25.00 per share	41	41
Series B Preferred Stock, par value $0.01 per share; 10,000,000 shares designated; 2,140,000 shares issued and outstanding at December 31, 2017 and 2016, respectively, with liquidation preference of $25.00 per share	21	21
Common Stock, par value $0.001 per share; 800,000,000 and 550,000,000 shares authorized at December 31, 2017 and 2016, respectively; 218,874,418 and 150,377,870 shares issued and outstanding at December 31, 2017 and 2016, respectively	219	150
Additional paid-in capital	819,554	644,306
Accumulated deficit	(851,663)	(784,953)
Total stockholders’ deficit	(31,828)	(140,435)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$380,123	$300,204

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands, except share and per share data)
REVENUES:
Oil and condensate	$54,667	$43,011	$58,668
Natural gas	10,079	10,854	16,901
NGLs	11,841	7,252	7,136
Total oil and condensate, natural gas and NGLs revenues	76,587	61,117	82,705
(Loss) gain on commodity derivatives contracts	(4,457)	(2,863)	24,589
Total revenues and other (loss) gain	72,130	58,254	107,294
EXPENSES:
Production taxes	2,830	1,908	2,877
Lease operating expenses	22,195	20,605	23,728
Transportation, treating and gathering	1,814	1,704	2,187
Depreciation, depletion and amortization	24,015	29,673	62,887
Impairment of natural gas and oil properties	—	48,497	426,878
Accretion of asset retirement obligation	237	368	502
General and administrative expense	16,842	19,445	17,069
Litigation settlement benefit	—	(10,100)	—
Total expenses	67,933	112,100	536,128
INCOME (LOSS) FROM OPERATIONS	4,197	(53,846)	(428,834)
OTHER (EXPENSE) INCOME:
Interest expense	(38,955)	(35,246)	(30,686)
Loss on early extinguishment of debt	(12,172)	—	—
Investment and other income	175	31	13
LOSS BEFORE PROVISION FOR INCOME TAXES	(46,755)	(89,061)	(459,507)
Provision for income taxes	—	—	—
NET LOSS	(46,755)	(89,061)	(459,507)
Dividends on preferred stock	(8,443)	(3,618)	(14,473)
Undeclared cumulative dividends on preferred stock	(6,030)	(10,855)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(61,228)	$(103,534)	$(473,980)
NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$(0.31)	$(0.93)	$(6.11)
Diluted	$(0.31)	$(0.93)	$(6.11)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	195,369,489	111,367,452	77,511,677
Diluted	195,369,489	111,367,452	77,511,677

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
	(in thousands, except share data)
Balance at December 31, 2014	4,045,000	$41	2,140,000	$21	78,632,810	$78	$568,440	$(218,294)	$350,286
Issuance of common shares - PBUs vesting, net of forfeitures	—	—	—	—	497,636	1	(1)	—	—
Issuance of restricted stock	—	—	—	—	1,426,604	1	(1)	—	—
Forfeitures of restricted stock	—	—	—	—	(532,832)	—	(1,472)	—	(1,472)
Stock-based compensation	—	—	—	—	—	—	4,981	—	4,981
Preferred stock dividends	—	—	—	—	—	—	—	(14,473)	(14,473)
Net loss	—	—	—	—	—	—	—	(459,507)	(459,507)
Balance at December 31, 2015	4,045,000	$41	2,140,000	$21	80,024,218	$80	$571,947	$(692,274)	$(120,185)
Issuance of common shares - cash, net of offering costs of $2,687	—	—	—	—	50,000,000	50	44,763	—	44,813
Issuance of common shares under ATM - cash, net of offering costs of $557	—	—	—	—	18,606,943	19	24,392	—	24,411
Issuance of common shares - PBUs vesting, net of forfeitures	—	—	—	—	502,593	1	(1)	—	—
Issuance of restricted stock	—	—	—	—	1,764,645	1	(1)	—	—
Forfeitures of restricted stock	—	—	—	—	(520,529)	(1)	(712)	—	(713)
Stock-based compensation	—	—	—	—	—	—	3,918	—	3,918
Preferred stock dividends	—	—	—	—	—	—	—	(3,618)	(3,618)
Net loss	—	—	—	—	—	—	—	(89,061)	(89,061)
Balance at December 31, 2016	4,045,000	$41	2,140,000	$21	150,377,870	$150	$644,306	$(784,953)	$(140,435)
Cumulative effect of adoption of accounting standard	—	—	—	—	—	—	657	(657)	—
Issuance of common shares - cash, net of offering costs of $1,979	—	—	—	—	29,408,305	29	47,992	—	48,021
Issuance of common shares under ATM - cash, net of offering costs of $172	—	—	—	—	5,447,919	6	8,339	—	8,345
Conversion option relating to Convertible Notes, net of allocated costs	—	—	—	—	—	—	75,462	—	75,462
Issuance of common shares in debt conversion	—	—	—	—	25,456,521	26	37,474	—	37,500
Issuance of restricted stock	—	—	—	—	8,649,345	8	(8)	—	—
Forfeitures of restricted stock	—	—	—	—	(465,542)	—	(589)	—	(589)
Stock-based compensation	—	—	—	—	—	—	5,921	—	5,921
Preferred stock dividends	—	—	—	—	—	—	—	(19,298)	(19,298)
Net loss	—	—	—	—	—	—	—	(46,755)	(46,755)
Balance at December 31, 2017	4,045,000	$41	2,140,000	$21	218,874,418	$219	$819,554	$(851,663)	$(31,828)

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,755)	$(89,061)	$(459,507)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	24,015	29,673	62,887
Impairment of natural gas and oil properties	—	48,497	426,878
Stock-based compensation	5,921	3,918	4,981
Mark to market of commodity derivatives contracts:
Total loss (gain) on commodity derivatives contracts	4,457	2,863	(24,589)
Cash settlements of matured commodity derivative contracts, net	8,181	13,110	24,910
Cash premiums paid for commodity derivatives contracts	(1,418)	(565)	(45)
Amortization of deferred financing costs and debt discount	10,977	4,980	3,584
Paid-in-kind interest	6,599	—	—
Accretion of asset retirement obligation	237	368	502
Settlement of asset retirement obligation	—	(307)	(83)
Loss on sale of furniture and equipment	—	97	—
Loss on early extinguishment of debt	12,172	—
Changes in operating assets and liabilities:
Accounts receivable	(12,345)	(14,850)	19,333
Prepaid expenses	(205)	4,301	(2,973)
Accounts payable and accrued liabilities	8,226	3,713	(4,606)
Net cash provided by operating activities	20,062	6,737	51,272
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of oil and natural gas properties	(107,748)	(59,922)	(148,182)
(Acquisition of) refund for oil and natural gas properties	(54,496)	1,143	(45,575)
Proceeds from sale of oil and natural gas properties	28,781	121,273	47,314
(Application) receipt of proceeds from non-operators	(2,059)	3,337	(1,653)
(Advances to) reimbursements from operators	(44)	576	(2,302)
(Purchase) sale of furniture and equipment	(1,216)	73	(58)
Net cash (used in) provided by investing activities	(136,782)	66,480	(150,456)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	250,000	—	—
Proceeds from convertible notes	200,000	—	—
Repayment of senior secured notes	(325,000)	—	—
Proceeds from revolving credit facility	—	—	196,000
Repayment of revolving credit facility	(84,630)	(115,370)	(41,000)
Loss on early extinguishment of debt	(7,011)	—	—
Proceeds from issuance of common stock, net of issuance costs	56,366	69,224	—
Dividends paid on preferred stock	(19,298)	(3,618)	(14,473)
Deferred financing charges	(11,011)	(1,285)	(805)
Increase in restricted cash	(370)	—	—
Tax withholding related to restricted stock and PBU vestings	(589)	(713)	(1,472)
Net cash provided by (used in) financing activities	58,457	(51,762)	138,250
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(58,263)	21,455	39,066
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,529	50,074	11,008
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,266	$71,529	$50,074

The accompanying notes are an integral part of these consolidated financial statements.

GASTAR EXPLORATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Gastar Exploration Inc. (“Gastar” or the “Company”) is a pure-play Mid-Continent independent energy company engaged in the exploration, development and production of oil, condensate, natural gas and natural gas liquids (“NGLs”).  Gastar’s principal business activities include the identification, acquisition and subsequent exploration and development of oil and natural gas properties with an emphasis on unconventional reserves, such as shale resource plays.  Gastar holds a concentrated acreage position in the normally pressured oil window of the STACK Play, an area of central Oklahoma which is home to multiple oil and natural gas-rich reservoirs including the Oswego limestone, Meramec and Osage bench formations within the Mississippi Lime, the Woodford shale and Hunton limestone formations.

On April 8, 2016, Gastar sold substantially all of its producing assets and proved reserves and a significant portion of its undeveloped acreage in the Appalachian Basin for an adjusted sales price of $75.7 million, net of $3.5 million of suspense liability transferred to buyer, with an effective date of January 1, 2016 (the “Appalachian Basin Sale”).  Gastar sold its remaining Appalachian Basin interests on January 20, 2017 (effective January 1, 2017) for approximately $200,000 before fees and expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company are stated in U.S. dollars unless otherwise noted and have been prepared by management in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of these financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, related disclosure of contingent assets and liabilities, proved oil and natural gas reserves and the related disclosures in the accompanying consolidated financial statements. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and natural gas reserve quantities and the related present value of estimated future net cash flows. See Note 17. “Supplemental Oil and Gas Disclosures.”

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued and has disclosed certain subsequent events in these consolidated financial statements, as appropriate.

WEHLU Sale

On January 23, 2018, the Company entered into a definitive agreement of sale and purchase (the “Sale Agreement”) to divest its interest in the West Edmund Hunton Lime Unit (“WEHLU”) and adjacent undeveloped acreage to Revolution Resources, LLC, for $107.5 million, subject to, among other customary adjustments, adjustments for a property sale effective date of October 1, 2017 (the “WEHLU Sale”).  Pursuant to the Sale Agreement, the WEHLU Sale closed on February 28, 2018.  After effective date and other adjustments of approximately $8.7 million primarily related to revenues and direct operating expenses, net cash proceeds from the WEHLU Sale were approximately $98.8 million, subject to certain additional adjustments for final closing.  The WEHLU Sale will be reflected as a reduction to the full cost pool and the Company will not record a gain or loss related to the divestiture as such divestiture did not result in a significant change to the depletion rate.

CEO Resignation

On February 26, 2018, J. Russell Porter, President, Chief Executive Officer and a director of the Company, notified the Company of his resignation from all of his current roles with the Company effective immediately.  Mr. Porter will remain employed by the Company until March 31, 2018 to assist with transitional matters. Mr. Porter’s resignation did not result from any disagreement with the Company regarding any matter related to the Company’s operations, policies or practices.

  In connection with the departure, on February 26, 2018, Mr. Porter entered into a Separation and Release Agreement with the Company, whereby (i) Mr. Porter immediately resigned from all positions, offices and directorships with the Company and any affiliates or subsidiaries, (ii) Mr. Porter’s employment with the Company is terminated effective March 31, 2018 (the “Termination Date”); (iii)  Mr. Porter agreed to enter into a release of claims (the “Release”) in favor of the Company no earlier than the Termination Date and no later than the 21st day following the Termination Date; (iv) subject to execution and delivery and continued effectiveness of the Release, a total of 2,583,298  shares of restricted stock held by Mr. Porter will vest; (v) subject to execution and delivery and continued effectiveness of the Release, Mr. Porter will receive approximately $3.5 million as a severance payment, which represents amounts he was entitled to receive pursuant to his employment agreement with the Company (including payment for accrued and unused vacation), plus a supplemental amount as consideration for his willingness to make himself available in a consulting capacity for a period of time following his separation;  (vi) additional services as a consultant following the Termination Date will be paid to Mr. Porter at an hourly rate; (vii) the Company will reimburse (or pay on his behalf) Mr. Porter’s COBRA insurance premiums through the eighteenth month anniversary of the termination, in accordance with the terms of his employment agreement with the Company; and (viii) Mr. Porter will remain subject to certain noncompetition, noninterference and nonsolicitation covenants.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents, which includes short-term investments such as money market deposits with a maturity of three months or less when purchased, amounted to $13.3 million and $71.5 million as of December 31, 2017 and 2016, respectively. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk of loss.

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

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Allowance for doubtful accounts, beginning of year	$1,953	$—	$—
Expense	—	1,953	—
Reductions/write-offs	—	—	—
Allowance for doubtful accounts, end of year	$1,953	$1,953	$—

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations, whereby all costs incurred in the acquisition, exploration and development of oil and natural gas reserves are initially capitalized into cost centers on a country-by-country basis and are amortized as reserves are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves. Capitalized costs include land acquisition costs, geological and geophysical expenditures, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition, exploration and development activities. The U.S. is the Company’s only cost center.

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

The Company’s estimate of proved reserves is based on the quantities of oil, condensate, natural gas and NGLs that engineering and geological analysis demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. As discussed below, the estimate of the Company’s proved reserves as of December 31, 2017 and 2016 have been prepared and presented in accordance with current rules and accounting standards promulgated by the Securities and Exchange Commission (the “SEC”). These rules require SEC reporting companies to prepare their reserve estimates using reserve definitions and pricing based on a 12-month unweighted arithmetic average of the first-day-of-the-month price.

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

Capitalized Interest

The Company capitalizes interest on assets not being amortized, such as our unproved oil and natural gas properties.  The interest to be capitalized for any period is derived by multiplying the average rate of interest times the average qualifying assets during the period, not to exceed the total interest on the qualifying debt instruments. To qualify for interest capitalization, the Company must continue to make progress on the development of the assets. Capitalized interest costs were approximately $7.2 million, $3.1 million and $3.9 million for 2017, 2016 and 2015, respectively.

Fair Value of Financial Instruments

The fair value of financial instruments is determined at discrete points in time based on relevant market information. Such estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash and cash equivalents, accounts receivable,  and accounts and revenue payables approximates their carrying value due to their short-term nature. Derivative instruments are also recorded on the balance sheet at fair value.

Deferred Financing Costs and Debt Discounts

Deferred financing costs include costs of debt financings undertaken by the Company, including commissions, legal fees and other direct costs of financing paid to creditors.  Using the effective interest method, the deferred financing costs are amortized over the term of the related debt instrument to interest expense.  Deferred financing costs are presented as a direct reduction to the carrying amount of the related debt liability where the debt liability is not a line-of-credit arrangement.

Debt discounts are recorded when it is determined that the fair value of the debt instrument at issuance is less than the face value of such instrument.  The debt discounts are presented as a direct reduction to the carrying amount of the related debt liability and are amortized over the life of the debt instrument using the effective interest method.

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

Stock-based compensation cost for restricted shares is estimated at the grant date based on the award’s fair value, which is equal to the prior day’s closing stock price. Such fair value is recognized as expense over the requisite service period. Stock-based compensation cost for PBUs is estimated at the grant date based on the award’s fair value, which is calculated using a Monte Carlo Simulation model. The Monte Carlo Simulation model uses a stochastic process to create a range of potential future outcomes given a variety of inputs, including expected future stock price based on predictive assumptions of volatility, risk free rate, random numbers, the current stock price and forecast period. Such fair value is recognized as expense over the requisite service period.  Prior to 2017, forfeitures of unvested stock options and restricted common shares historically were calculated at the beginning of the year as a percentage of all stock option and restricted common share grants.  Beginning in 2017, the Company no longer applies a forfeiture rate at grant and accounts for forfeitures as they occur.  For 2016 and 2015, the Company used forfeiture rates in determining compensation expense of 19.1% and 17.5%, respectively.

Revenue Recognition

The Company uses the sales method of accounting for the sale of its oil, condensate, natural gas and NGLs and records revenues from the sale of such products when delivery to the customer has occurred and title has transferred.  This recording of revenues occurs when oil, condensate, natural gas or NGLs have been delivered to a pipeline or a tank lifting has occurred.  The Company’s NGLs are sold as part of the wet gas subject to an incremental NGLs pricing formula based upon a percentage of NGLs extracted from the Company’s wet gas production.  Under the sales method, revenues are recorded based on the Company’s net revenue interest, as delivered.  When actual natural gas sales volumes exceed our delivered share of sales volumes, an over-produced imbalance occurs.  To the extent an over-produced imbalance exceeds our share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability.  The Company had no material gas imbalances at December 31, 2017, 2016 and 2015.

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

Recent Accounting Developments

Business Combinations.  In January 2017, the Financial Accounting Standards Board (“FASB”) issued updated guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The amendments in this update provide a screen to determine when a set is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  This screen reduces the number of transactions that need to be further evaluated.  If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements.  The amendments in this update affect all reporting entities that must determine whether they have acquired or sold a business and are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.  The amendments should be applied prospectively on or after the effective date and no disclosures are required at transition.  Early application is allowed as follows (1) for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and (2) for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance.  The application of this guidance to future acquisitions and disposals could have an immediate effect on the Company’s financial position or results of operations.

Statement of Cash Flows. In August 2016, the FASB issued updated guidance associated with the classification of certain cash receipts and cash payments on the statement of cash flows. The amended guidance addresses specific cash flow issues with the objective of reducing existing diversity in practice.  The amendment provides guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  The amendments in this update apply to all entities required to present a statement of cash flows.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.  Amendments should be applied using a retrospective transition method to each period presented.  If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable.  The Company adopted this update guidance for the fiscal year beginning January 1, 2018 and has determined that such adoption does not have a material effect on its statement of cash flows nor does it affect the Company’s financial position or results of operations.

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

Income Taxes.  In November 2015, the FASB issued updated guidance as part of its simplification initiative for the presentation of deferred taxes.  Current U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position where such classification generally does not align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled.  To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position and apply to all entities that present a classified statement of financial position, resulting in the alignment of the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards, International Accounting Standard 1, Presentation of Financial Statements.  This updated guidance is effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company has adopted this guidance  prospectively and such adoption did not have an impact on its consolidated financial statements.

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

The Company has completed its scoping and assessment of impact of the new revenue recognition standard.

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

While the Company does not currently expect that the adoption of this standard will have a material impact on net profit, some reclassifications between revenue and expenses in relation to certain post-production expenses will be required based upon its assessment of i) where control passes to the customer and ii) whether the Company represents the principal or agent in certain of its revenue contracts.  Beginning in 2018, the Company will record transportation, treating and gathering expenses as a direct reduction to oil, condensate, natural gas and NGLs revenues rather than as expenses.  In addition, the Company’s disclosures surrounding revenue recognition will be more substantial upon adoption.

The Company adopted this standard on January 1, 2018 using the modified retrospective method, in which the standard will be applied to all existing contracts as of the date of initial application with the cumulative effect of applying the standard recognized in retained earnings (the adoption date adjustments).  Based on initial adoption, no adjustment to retained earnings is required.

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

	December 31,
	2017	2016
	(in thousands)
Oil and natural gas properties, full cost method of accounting:
Unproved properties	$131,955	$67,333
Proved properties	1,344,329	1,253,061
Total oil and natural gas properties	1,476,284	1,320,394
Furniture and equipment	3,838	2,622
Total property and equipment	1,480,122	1,323,016
Impairment of proved natural gas and oil properties	(813,314)	(813,314)
Accumulated depreciation, depletion and amortization	(341,713)	(317,698)
Total accumulated depreciation, depletion and amortization	(1,155,027)	(1,131,012)
Total property and equipment, net	$325,095	$192,004

The following table summarizes the components of unproved properties excluded from amortization for the periods indicated:

	December 31,
	2017	2016
	(in thousands)
Unproved properties, excluded from amortization:
Drilling in progress costs	$4,772	$1,100
Acreage acquisition costs	113,191	58,857
Capitalized interest	13,992	7,376
Total unproved properties excluded from amortization	$131,955	$67,333

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

	2017
	Total Impairment	December 31	September 30	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$2.98	$3.00	$3.01	$2.73
West Texas Intermediate oil price (per Bbl)(1)		$51.34	$49.81	$48.95	$47.61
Impairment recorded (pre-tax) (in thousands)	$—	$—	$—	$—	$—

	2016
	Total Impairment	December 31	September 30	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$2.48	$2.28	$2.24	$2.40
West Texas Intermediate oil price (per Bbl)(1)		$42.75	$41.68	$43.12	$46.26
Impairment recorded (pre-tax) (in thousands)	$48,497	$—	$—	$—	$48,497

	2015
	Total Impairment	December 31	September 30	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$2.59	$3.06	$3.39	$3.88
West Texas Intermediate oil price (per Bbl)(1)		$50.28	$59.21	$71.68	$82.72
Impairment recorded (pre-tax) (in thousands)	$426,878	$144,760	$181,966	$100,152	$—

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

WEHLU Sale

On January 23, 2018, the Company entered into the Sale Agreement to divest its interest in WEHLU and adjacent undeveloped acreage to Revolution Resources, LLC, for $107.5 million, subject to, among other customary adjustments, adjustments for a property sale effective date of October 1, 2017 (the “WEHLU Sale”).  The Company received a deposit of $10.7 million into an escrow account on January 25, 2018.  Pursuant to the Sale Agreement, the WEHLU Sale closed on February 28, 2018.  After effective date and other adjustments of approximately $8.7 million primarily related to revenues and direct operating expenses, net cash proceeds from the WEHLU Sale were approximately $98.8 million, subject to certain additional adjustments for final closing.   The WEHLU Sale will be reflected as a reduction to the full cost pool and the Company will not record a gain or loss related to the divestiture as such divestiture did not result in a significant change to the depletion rate.

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

Development Agreement

On October 14, 2016, the Company executed an agreement with STACK Exploration LLC (the “Investor”) (the “Development Agreement”) to jointly develop up to 60 Gastar operated wells in the STACK Play in Kingfisher County, Oklahoma (the “Drilling Program”).  The Drilling Program targeted the Meramec and Osage formations within the Mississippi Lime in a contract area within three townships covering approximately 32,900 gross (21,200 net) undeveloped mineral acres under leases held by the Company. The Company serves as operator of all Drilling Program wells.

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

The proposed Drilling Program wells were to be mutually developed in three tranches of 20 wells each.  The locations of the first 20 wells, comprised of 18 Meramec formation wells and two Osage formation wells, were mutually agreed upon by the Company and the Investor.  Participation in the second tranche of 20 Drilling Program wells was to be at the election of the Investor and the third tranche of 20 wells would require mutual consent.  On July 31, 2017, the Investor elected not to participate in the second tranche of wells.  With respect to each 20-well tranche, when the Investor has achieved an aggregate 15% internal rate of return for its investment in the tranche,

Investor’s interest will be reduced from 80% to 40% of the Company’s original working interest and the Company’s working interest increases from 20% to 60% of the its original working interest.  When a tranche internal rate of return of 20% is achieved by the Investor, Investor’s working interest decreases to 10% and the Company’s working interest increases to 90% of the working interest originally owned by the Company.

If and when the final reversion of working interest in the completed 20 well tranche should occur, the Investor has the right, but not the obligation, for a period of six months to cause the Company to purchase the Investor’s remaining interest in the 20 wells in the Drilling Program (the “WI Tail”) for such tranche (the “Investor Put Right”) for fair market value by applying the methodology to determine a 15% discounted present value as defined by the Development Agreement.  If the Investor fails to exercise the Investor Put Right within the six-month period after achieving final reversion, then for a period of six months thereafter, the Company shall have the right, but not the obligation, to purchase the WI Tail from the Investor on the same fair market value approach of the Investor Put Right.  If final reversion has not been achieved by August 19, 2024, Investor will, for a period of six months thereafter, have the right to cause the Company to buy Investor’s then-current interest in the Drilling Program wells at an agreed upon valuation.  Based on current commodity prices, well cost and production performance of the completed wells drilled in the first tranche, the 15% internal rate of return is not anticipated to be achieved.

By December 31, 2017, the Company and the Investor had completed all 20 gross (15.8 net; 3.2 net to the Company) wells within the first tranche of the Drilling Program.

Canadian County Property Sale

On October 19, 2016, the Company entered into a purchase and sale agreement to sell certain non-core leasehold interests in approximately 25,300 net acres of which only 19,100 net acres was ascribed allocated value and interests in 25 gross (11.2 net) wells primarily in northeast Canadian County and also in southeast Kingfisher County, Oklahoma to Red Bluff Resources Operating, LLC (“Red Bluff”) for approximately $71.0 million (of which up to $10.0 million was contingent upon the satisfaction of certain conditions), subject to certain adjustments and with a property sale effective date of August 1, 2016 (“South STACK Play Acreage Sale”).  On November 18, 2016, the Company and Red Bluff executed and delivered two amendments to the sale agreement and entered into a relating closing agreement, which, among other things, allocated $1.4 million of the purchase price to producing properties with the remainder of the purchase price to non-producing properties.  As of December 31, 2016, the Company had received approximately $48.6 million of sales proceeds from the South STACK Play Acreage Sale.  As of September 30, 2017, the sale was completed and the Company had received approximately $69.5 million of total sales proceeds from the South STACK Play Acreage Sale.  The sale was reflected as a reduction to the full cost pool and no adjustment to the income statement was necessary as it was determined not to be significant.

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

Appalachian Basin Sale Pro Forma Operating Results

The following unaudited pro forma results for the years ended December 31, 2016 and 2015 show the effect on the Company’s consolidated results of operations as if the Appalachian Basin Sale had occurred at the beginning of the periods presented. The pro forma results are the result of excluding from the statement of operations of the Company the revenues and direct operating expenses for the properties divested adjusted for (1) the reduction in asset retirement obligation (“ARO”) liabilities and accretion expense for the properties divested,  (2) the reduction in depreciation, depletion and amortization expense as a result of the divestiture and (3) the reduction in interest expense as a result of the pay down of debt under the Revolving Credit Facility (as defined below) in conjunction with the closing of the Appalachian Basin Sale. As a result, certain estimates and judgments were made in preparing the pro forma adjustments.

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

           The Company accounted for the acquisition as a business combination and therefore, recorded the assets acquired at their estimated acquisition date fair values.  The Company incurred $1.5 million of transaction and integration costs associated with the acquisition and expensed these costs as incurred as general and administrative expenses.  The Company utilized relevant market assumptions to determine fair value and allocate the purchase price, such as future commodity prices, projections of estimated natural gas and oil reserves, expectations for future development and operating costs, projections of future rates of production, expected recovery rates and market multiples for similar transactions. Many of the assumptions used are unobservable and as such, represent Level 3 inputs under the fair value hierarchy as described in Note 6, “Fair Value Measurements.” The Company’s assessment of the fair value of the Husky Acquisition assets resulted in a fair market valuation of $44.6 million.  As the fair market valuation varied less than 6% from the purchase price allocation recorded, no adjustment was made to the purchase price allocation.

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

4. Long-Term Debt

The table below provides a reconciliation of the Company’s long-term debt balance as presented in the consolidated balance sheets for the periods presented:

	December 31,
	2017	2016
	(in thousands)

Term Loan, principal balance(1)	$256,599	$—
Less:
Unamortized deferred financing costs(2)	(4,724)	—
Unamortized debt discount(2)	(22,464)	—
Term Loan, net	$229,411	$—

Notes, principal balance	$162,500	$—
Less:
Unamortized deferred financing costs(2)	(2,631)	—
Unamortized debt discount(2)	(46,328)	—
Notes, net	$113,541	$—

Revolving credit facility	$—	$84,630

Former senior secured notes	$—	$325,000
Less:
Unamortized deferred financing costs	—	(795)
Unamortized debt discount		(4,342)
Former senior secured notes, net	$—	$319,863

Total long-term debt	$342,952	$404,493

(1)

Pursuant to Amendment No. 2 (as defined below), on October 2, 2017, the Company elected to pay in kind 100% of the interest due for the period June 30, 2017 to October 1, 2017 in the amount of $6.6 million, thus increasing the outstanding principal balance of the Term Loan (as defined below) to $256.6 million at such time.  The Company elected to pay in kind 100% of the interest for the period October 2, 2017 to January 1, 2018 in the amount of $6.6 million and such was accrued at December 31, 2017 due to the interest payment date falling on a weekend outside of year end.

(2)

The unamortized deferred financing costs and debt discount will be amortized over the remaining life of the Term Loan and Notes (as defined below), respectively, based on the effective interest method.

Ares Investment Transactions

On March 3, 2017, certain funds (the “Purchasers”) managed indirectly by Ares Management LLC (“Ares”) purchased from the Company for cash (i) $125.0 million aggregate principal amount of Notes sold at par, which Notes, subject to the receipt of approval of the Company’s stockholders which was obtained on May 2, 2017, are convertible into common stock or, in certain circumstances, cash in lieu of common stock or a combination of cash and shares of common stock as described below and (ii) 29,408,305 shares of common stock for a purchase price of $50.0 million.  In addition, an affiliate of Ares concurrently loaned the Company $250.0 million pursuant to the Term Loan, as further described below.  The proceeds from the sale of the Notes, the common stock and the Term Loan were used to fully repay and redeem the Company’s prior Revolving Credit Facility and to satisfy and discharge its $325.0 million of 8.625% senior secured notes due May 2018, which were satisfied and discharged on March 3, 2017 by irrevocably calling for redemption and depositing with the indenture trustee cash in the amount of the redemption price of 102.156% of their principal amount plus accrued and unpaid interest to the redemption date of March 24, 2017, and to pay the expenses from the Ares transactions.

In order to provide funding for the STACK Leasehold Acquisition and a portion of the Company’s 2017 capital budget, on March 21, 2017, the Purchasers purchased from the Company for cash an additional $75.0 million aggregate principal amount of its Notes sold at par (the “Additional Notes”).

The Notes, including the Additional Notes, were issued with conversion rights that were subject to the approval of holders of issued and outstanding common stock (other than the Purchasers), which approval was obtained May 2, 2017 (the “Requisite Stockholder Approval”).  Pursuant to the purchase agreement for the Additional Notes, upon receipt of Requisite Stockholder Approval, Purchasers and the Company exchanged $37.5 million principal amount of the Additional Notes for (a) 25,456,521 newly issued shares of common stock (the “Repurchase Shares”) and (b) 2,000 shares of the Company’s Special Voting Preferred Stock, par value $0.01 per share (the “Mandatory Repurchase”).  The terms of the Mandatory Repurchase, which was effected May 5, 2017, provided for one Repurchase Share issued for each $1.4731 of outstanding principal of the repurchased Notes, which was based on the 10-day volume weighted average trading price (“VWAP”) of the common stock for the period ended March 17, 2017.  The exchange reduced the aggregate principal amount of issued and outstanding Notes from $200.0 million to $162.5 million at June 30, 2017, which principal amount remains outstanding at December 31, 2017.

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

The Term Loan contains various customary covenants for credit facilities of this type, including, among others, restrictions on granting liens, incurrence of other indebtedness, payments of certain dividends and other restricted payments, engaging in transactions with affiliates, dispositions of assets and other, in each case subject to certain baskets and exceptions.  At December 31, 2017, the Company was in compliance with such covenants.

All outstanding amounts owed become due and payable upon the occurrence of certain usual and customary events of default, including among others (i) failure to make payments; (ii) non-performance of covenants and obligations continuing beyond any applicable grace period; and (iii) the occurrence of a change in control of the Company, as defined in the Term Loan.

The Company accounted for the Term Loan in accordance with guidance relating to “Debt with Conversion and Other Options” which indicates that when multiple securities are issued in a single transaction, total proceeds should be allocated based on the relative fair values of each instrument, assuming no instrument is subsequently required to be recorded at fair value.  The fair value of the Term Loan at the date of issuance was determined to be at a discounted $224.8 million based on the fair value of similar debt instruments.  The $25.2 million debt discount related to the Term Loan was initially recorded as a reduction to the Term Loan liability and as additional paid-in capital on the Company’s consolidated balance sheet.  The $5.5 million of issuance costs associated with the Term Loan are recorded as a reduction to the Term Loan liability.  Both the debt discount and the issuance costs will be amortized over the life of the Term Loan using the effective interest method.  The effective interest rate for the Term Loan is approximately 13%.

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

On September 18, 2017, the Company, together with the parties thereto, entered into an Amendment No. 3 to the Term Loan (“Amendment No. 3”).  Amendment No. 3 amended the Term Loan to, among other things, expressly provide that certain assignments of oil and natural gas properties made or to be made by the Company to Red Bluff, pursuant to the Red Bluff Purchase and Sale Agreement, are permitted by the Term Loan and are not subject to the mandatory prepayment provisions applicable to “Asset Sales” under the Term Loan.

A carrying amount of the Term Loan for the period indicated is as follows:

December 31, 2017
(in thousands)

Term Loan, principal balance(1)	$256,599
Less:
Unamortized deferred financing costs(2)	(4,724)
Unamortized debt discount(2)	(22,464)
Term loan, net	$229,411

(1)

Pursuant to Amendment No. 2, on October 2, 2017, the Company elected to pay in kind 100% of the interest due for the period June 30, 2017 to October 1, 2017 in the amount of $6.6 million, thus increasing the outstanding principal balance of the Term Loan to $256.6 million at such time.  The Company elected to pay in kind 100% of the interest for the period October 2, 2017 to January 1, 2018 in the amount of $6.6 million and such was accrued at December 31, 2017 due to the interest payment date falling on a weekend outside of year end.

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

The Notes are secured by a second-priority lien on substantially all of the assets of the Company and its sole subsidiary. If at least a majority of the Notes issued pursuant to the Securities Purchase Agreement dated February 16, 2017 (the “Purchase Agreement”) cease to be held by affiliates of Ares as provided in the Indenture, the liens securing the Notes will be released and substantially all of the restrictive covenants in the Indenture will terminate.

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

The Indenture provides that a number of events will constitute an Event of Default (as defined in the Indenture), including, among other things: (i) a failure to pay the Notes when due at maturity, upon redemption or repurchase; (ii) failure to pay interest for 30 days; (iii) the Company’s failure to deliver certain notices; (iv) a default in the Company’s obligation to convert the Notes; (v) the Company’s failure to comply with certain covenants relating to merger, consolidation or sale of assets; (vi) the Company’s failure to comply, for 60 days following notice, with any of the other covenants or agreements in the Indenture; (vii) a default, which is not cured within 30 days, by the Company or any Restricted Subsidiaries (as defined in the Indenture) with respect to any mortgages or any indebtedness for money borrowed of at least $15 million; (viii) one or more final judgments against the Company or any of its Restricted Subsidiaries for the payment of at least $15 million; (ix) the Company’s failure to make any payments required under that certain development agreement, which is not cured within 30 days; (x) causing any Guarantee (as defined in the Indenture) to cease to be in full force and effect; (xi) the cessation to be in full force and effect of any of the collateral agreements entered into with respect to the Notes; and (xii) certain events of bankruptcy or insolvency. In the case of an Event of Default arising from certain events of bankruptcy or insolvency with respect to the Company, all outstanding Notes will become due and payable immediately without further action or notice. If any other Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all the Notes to be due and payable immediately.  At December 31, 2017, no Event of Default had occurred.

In accordance with accounting guidance relating to “Debt with Conversion and Other Options” which indicates that when multiple securities are issued in a single transaction, total proceeds should be allocated based on the relative fair values of each instrument, assuming no instrument is subsequently required to be recorded at fair value.  The Company accounted for the Notes based on their relative fair value to the bundled transaction and subsequently separately accounted for the liability and equity conversion components of the Notes due to the Company’s option to settle the conversion obligation in cash.  The fair value of the debt portion of the Notes, excluding the conversion feature, at the dates of issuance was estimated to be approximately $147.8 million and was calculated based on the fair value of similar non-convertible debt instruments in conjunction with the relative fair value of the Term Loan issued on the same date.  As a result of such valuation, a debt discount of $52.4 million related to the Notes was recorded.  Additionally, the value of the conversion option at the dates of issuance was calculated to be $77.6 million based on the residual fair value after application of such to the debt and was recorded as additional paid-in capital on the Company’s consolidated balance sheet.  Total debt issuance costs related to the Notes were $5.4 million, of which $3.2 million was allocated to the liability component of the Notes and $2.2 million to the equity component of the Notes.  The debt discount and the liability component of the debt issuance costs will be amortized over the term of the Notes.  The weighted average effective interest rate used to amortize the debt discount and the liability component of the debt issue costs for the Notes is approximately 16% based on the Company’s estimated non-convertible borrowing rate as of the date the Notes were initially issued.

The carrying amount of the liability component of the Notes for the period indicated is as follows:

December 31, 2017
(in thousands)

Notes, principal balance	$162,500
Less:
Unamortized deferred financing costs(1)	(2,631)
Unamortized debt discount(1)	(46,328)
Notes, net	$113,541

(1)	The unamortized deferred financing costs and debt discount will be amortized over the remaining life of the Notes based on the effective interest method.

The carrying amount of the equity components of the Notes recorded in additional paid in capital for the period indicated is as follows:

December 31, 2017
(in thousands)
Value of conversion option	$77,626
Debt issuance costs attributable to conversion option	$(2,164)
Total	$75,462

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

5. Asset Retirement Obligation

A summary of the activity related to the asset retirement obligation is as follows:

	For the Years Ended December 31,
	2017	2016
	(in thousands)
Asset retirement obligation, beginning of year	$5,532	$6,086
Liabilities incurred during period	383	196
Liabilities settled during period	—	(90)
Accretion expense	237	368
Revision in previous estimates and other	222	17
Deletions related to property disposals	(1,533)	(1,045)
Asset retirement obligation, end of year	$4,841	$5,532

6. Fair Value Measurements

The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations, unproved properties and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements. The Company assesses its unproved properties for impairment whenever events or circumstances indicate the carrying value of those properties may not be recoverable. The fair value of the unproved properties is measured using an income approach based upon internal estimates of future production levels, current and future prices, drilling and operating costs, discount rates, current drilling plans and favorable and unfavorable drilling activity on the properties being evaluated and/or adjacent properties, which are Level 3 (as defined below) inputs.  Should an impairment of unproved properties occur, the value of the impaired properties would be reclassified into proved properties in the full cost pool subject to depletion.  As no other fair value measurements are required to be recognized on a non-recurring basis at December 31, 2017, no additional disclosures are provided.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 and 2016:

	Fair value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Commodity derivative contracts	—	—	1,370	1,370
Liabilities:
Commodity derivative contracts	—	—	(6,988)	(6,988)
Total	$—	$—	$(5,618)	$(5,618)

	Fair value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Commodity derivative contracts	—	—	7,850	7,850
Liabilities:
Commodity derivative contracts	—	—	(338)	(338)
Total	$—	$—	$7,512	$7,512

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the years ended December 31, 2017 and 2016. Level 3 instruments presented in the table consist of net derivatives that, in management’s opinion, reflect the assumptions a marketplace participant would have used at December 31, 2017 and 2016.

	For the Years Ended December 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$7,512	$24,418
Total losses, net included in earnings	(4,457)	(2,863)
Purchases	1,888	565
Issuances	—	(165)
Settlements(1)	(10,561)	(14,443)
Balance at end of period	$(5,618)	$7,512
The amount of total losses for the period included in earnings attributable to the change in the mark to market of commodity derivatives contracts still held at December 31, 2017 and 2016	$(11,875)	$(13,622)

(1)	Included in (loss) gain on commodity derivatives contracts on the consolidated statement of operations.

At December 31, 2017, the estimated fair value of accounts receivable and accounts and revenue payables approximates their carrying value due to their short-term nature. The estimated fair value of the Notes excluding the conversion feature at December 31, 2017 was $108.2 million calculated based on the fair market value of similar non-convertible debt instruments (Level 2) since an observable quoted price of the Notes or a similar asset or liability is not readily available.  The estimated fair value of the Term Loan at December 31, 2017 was $234.9 million calculated based on the fair value of similar debt instruments (Level 2) since an observable price of the Term Loan or a similar asset or liability is not readily available.  The estimated fair value of the Company’s long-term debt at December 31, 2016 was $403.1 million based on quoted market prices of the Notes (Level 1) and the respective carrying value of the Revolving Credit Facility because the interest rate approximated the current market rate (Level 2).

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

All derivative contracts are carried at their fair value on the balance sheet and all changes in value are recorded in the consolidated statement of operations in (loss) gain on commodity derivatives contracts. For the years ended December 31, 2017, 2016 and 2015, the Company reported a loss of $4.5 million, a loss of $2.9 million and a gain of $24.6 million, respectively, on commodity derivatives contracts in the consolidated statement of operations which included losses related to the change in the fair value of commodity derivative instruments held of $11.9 million, $13.6 million and $1.9 million, respectively.

As of December 31, 2017, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume(1)	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in Bbls)
January to December 2018	Costless three-way collar	500	182,500	$—	$50.00	$40.00	$61.60
January to March 2018	Costless three-way collar	1,800	162,000	$—	$47.50	$37.50	$57.85
April to June 2018	Costless three-way collar	1,700	154,700	$—	$47.50	$37.50	$57.85
July to September 2018	Costless three-way collar	1,600	147,200	$—	$47.50	$37.50	$57.85
October to December 2018	Costless three-way collar	1,700	156,400	$—	$47.50	$37.50	$57.85
January to June 2018	Fixed price swap	200	36,200	$50.11	$—	$—	$—
January to June 2018	Fixed price swap	600	108,600	$51.20	$—	$—	$—
January to August 2018	Fixed price swap	425	103,275	$66.45	$—	$—	$—
July to September 2018	Fixed price swap	500	46,000	$51.20	$—	$—	$—
October to December 2018	Fixed price swap	600	55,200	$51.20	$—	$—	$—
January to September 2019	Costless three-way collar	2,000	546,000	$—	$47.50	$37.50	$59.70
October to December 2019	Costless three-way collar	1,900	174,800	$—	$47.50	$37.50	$59.70
January to September 2019	Fixed price swap	700	191,100	$50.40	$—	$—	$—
October to December 2019	Fixed price swap	600	55,200	$50.40	$—	$—	$—

(1)	Crude volumes hedged include oil, condensate and certain components of the Company’s NGLs production.

As of December 31, 2017, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in MMBtu’s)
February to December 2018	Costless three-way collar	5,000	1,670,000	$—	$3.00	$2.35	$4.00
February to March 2018	Costless Collar	5,800	342,200	$—	$3.00	$—	$4.28
April to December 2018	Fixed price swap	1,550	426,250	$3.01	$—	$—	$—

As of December 31, 2017, all of the Company’s economic derivative hedge positions were with large institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contains credit-risk related contingent features.

In conjunction with certain derivative hedging activity, the Company deferred the payment of certain put premiums for the production month period January 2018 through December 2018. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month. The Company amortizes the deferred put premium liabilities as they become payable.

The following table provides information regarding the deferred put premium liabilities for the periods indicated:

	December 31,
	2017	2016
	(in thousands)
Current commodity derivative premium put payable	$135	$1,654
Long-term commodity derivative premium payable	—	969
Total unamortized put premium liabilities	$135	$2,623

	For the Years Ended December 31,
	2017	2016
	(in thousands)
Put premium liabilities, beginning balance	$2,623	$5,982
Settlement of put premium liabilities	(2,958)	(3,194)
Additional put premium liabilities	470	(165)
Put premium liabilities, ending balance	$135	$2,623

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of commodity derivative fair values in the consolidated statement of financial position and commodity derivative gains and losses in the consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
		Fair Value
		December 31,
	Balance Sheet Location	2017	2016
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Current assets	$1,370	$6,212
Commodity derivative contracts	Other assets	—	1,638
Commodity derivative contracts	Current liabilities	(4,416)	(338)
Commodity derivative contracts	Long-term liabilities	(2,572)	—
Total derivatives not designated as hedging instruments		$(5,618)	$7,512

		Amount of (Loss) Gain Recognized in Income on Derivatives For the Years Ended December 31,
	Location of (Loss) Gain Recognized in Income on Derivatives	2017	2016	2015
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	(Loss) gain on commodity derivatives contracts	$(4,457)	$(2,863)	$24,589
Total		$(4,457)	$(2,863)	$24,589

8. Capital Stock

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

On March 3, 2017, the Purchasers purchased for cash (i) $125.0 million aggregate principal amount of Notes sold at par and (ii) 29,408,305 shares of common stock for a purchase price of $50.0 million before offering costs and expenses.  The common stock sale was priced based on a 30-trading day VWAP of $1.7002 determined on February 15, 2017 the date immediately prior to the signing date of the Purchase Agreement with Purchasers in respect to such sale.

On March 21, 2017, the Company sold to the Purchasers an additional $75.0 million aggregate principal amount of Notes. Pursuant to the purchase agreement for the Additional Notes, after obtaining the Requisite Stockholder Approval, on May 5, 2017, the Company and the Purchasers exchanged $37.5 million aggregate principal amount of the outstanding Additional Notes for the issuance of 25,456,521 shares of common stock to Purchasers of the Mandatory Repurchase.

The Notes are convertible into shares of common stock as described in more detail in Note 4.

On June 27, 2017, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 550,000,000 to 800,000,000, which amendment became effective on July 24, 2017.

Stockholder Rights Agreement

On January 18, 2016, the Company’s board of directors adopted the Rights Agreement dated as of January 18, 2016, between the Company and American Stock Transfer & Trust Company, LLC (“AST”) (the “2016 Rights Agreement”) pursuant to which the Company declared a dividend of one right (a “2016 Right”) for each of the Company’s issued and outstanding shares of common stock.  The dividend was paid to stockholders of record on January 28, 2016.  Each 2016 Right entitled the holder, subject to the terms of the 2016 Rights Agreement, to purchase one one-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock (the “Series C Preferred Stock”) at a price of $6.96, subject to certain adjustments.  The purpose of the 2016 Rights Agreement was to diminish the risk that the Company’s ability to reduce potential future federal income tax obligations would become subject to limitations by reason of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  The 2016 Rights and the 2016 Rights Agreement expired on January 18, 2017.

On January 27, 2017, the Company’s board of directors adopted the Rights Agreement dated as of January 27, 2017, between the Company and AST (the “2017 Rights Agreement”) pursuant to which the Company declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock.  The dividend was paid to stockholders of record on February 10, 2017. Each Right entitled the holder, subject to the terms of the 2017 Rights Agreement, to purchase one one-thousandth of a share of Series C Preferred Stock at a price of $10.74, subject to certain adjustments.  The purpose of the 2017 Rights Agreement was to diminish the risk that the Company’s ability to reduce potential future federal income tax obligations would become subject to limitations by reason of an “ownership change,” as defined in Section 382 of the Internal Revenue Code.

In connection with entering into the recent equity and convertible debt transactions with funds managed directly by Ares, the Company determined that the value of the U.S. federal income tax benefits in the form of net operating losses have substantially been diminished by reason of an “ownership change,” as defined under Section 382 of the Internal Revenue Code, in 2017.  As a result, the Company decided to terminate the Rights.  On April 6, 2017, the Company amended the 2017 Rights Agreement to accelerate the expiration of the Rights to 5:00 P.M., New York City time on April 6, 2017, which had the effect of terminating the Rights and the 2017 Rights Agreement on that date.

  Preferred Stock

Pursuant to the Company’s certificate of incorporation, the Company has 40,000,000 shares of preferred stock authorized with a par value of $0.01 per share.  The Company has designated 10,000,000 of such shares to constitute its 8.625% Series A Cumulative Preferred Stock (the “Series A Preferred Stock”) and 10,000,000 of such shares to constitute its 10.75% Series B Cumulative Preferred Stock (the “Series B Preferred Stock”).  The Series A Preferred Stock and the Series B Preferred Stock each have a liquidation preference of $25.00 per share.  On March 22, 2017, the Company designated 2,000 of such shares as Special Voting Preferred Stock with a liquidation preference of $0.01 for each share, which is junior and subordinate to the right of the holders of any shares of any other existing or future series of preferred stock.

Series A Preferred Stock

At December 31, 2017, there were 4,045,000 shares of Series A Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

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

The Company paid monthly dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference through March 2016.  Effective March 9, 2016, the Revolving Credit Facility prohibited the payment of cash dividends on the Company’s preferred stock commencing April 2016.  Pursuant to Amendment No. 10 to the Company’s Revolving Credit Facility, on January 10, 2017, the Company declared a special cash dividend on the Series A Preferred Stock to pay in full all accumulated and unpaid cash dividends accrued since April 1, 2016 at an annualized 8.625% through the payment date.  The Series A Preferred Stock January 2017 dividend of $7.3 million was paid on January 31, 2017 to holders of record at the close of business on January 20, 2017, which paid all unpaid dividends that accumulated in respect to the Series A Preferred Stock at such time.  Thereafter, all monthly cash dividends on the Series A Preferred Stock were paid for each month through July 2017.  On August 1, 2017, primarily in response to the decline in oil prices and to preserve liquidity, the Company elected to suspend Series A Preferred Stock dividends commencing August 2017, which suspension remained in effect throughout the remainder of 2017.

Dividends on the Series A Preferred Stock accumulate regardless of whether any such dividends are declared.  If the Company has accumulated, accrued and unpaid cash dividends in any calendar month within four calendar quarters, then commencing in the calendar month following the first month in such fourth calendar quarter in which cash dividends are not paid in full, and until accumulated dividends are paid in full for four calendar quarters with the last two calendar quarters’ dividends paid in cash, (i) the fixed dividend rate of Series A Preferred Stock each increases by 2.00% per annum, (ii) the Company will be required to issue a dividend of common stock to pay accrued and unpaid dividends based on then current market value determined in accordance with the certificate of designations applicable to the Series A Preferred Stock, if such dividends are not paid in cash, provided it has sufficient capital surplus to pay such a dividend and can otherwise pay a dividend under state law, and (iii) the holders of Series A Preferred Stock and Series B Preferred Stock,  voting as a single class, will have the right to elect up to two additional directors to the board of directors of the Company.  If the Company’s common stock ceases to be listed on a national securities exchange or a national securities market, “pay in kind” dividends of additional shares of Series A Preferred Stock may be payable in lieu of cash or common stock dividends.

For the years ended December 31, 2017, 2016 and 2015, the Company paid cash dividends of $11.6 million (including $6.5 million of 2016 undeclared dividends), $2.2 million and $8.7 million, respectively, for the Series A Preferred Stock.  At December 31, 2017 and 2016, the Company reported undeclared cumulative dividends of $3.6 million and $6.5 million, respectively, for the Series A Preferred Stock.  As of December 31, 2017, accumulated and unpaid dividends on the outstanding Series A Preferred Stock aggregated to $3.6 million, or $0.89844 per share.

Series B Preferred Stock

At December 31, 2017, there were 2,140,000 shares of the Series B Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

The Series B Preferred Stock ranks senior (to the extent of its stated liquidation preference and any accumulated and unpaid dividends) to the Company’s common stock and on parity with Series A Preferred Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up. The Series B Preferred Stock are subordinated to all of the Company’s existing and future debt and all future capital stock designated as senior to the Series B Preferred Stock.

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

The Company paid monthly dividends on the Series B Preferred Stock at a fixed rate of 10.75% per annum of the $25.00 per share liquidation preference through March 2016.  Effective March 9, 2016, the Revolving Credit Facility prohibited the payment of cash dividends on the Company’s preferred stock commencing April 2016.  Pursuant to Amendment No. 10 to the Company’s Revolving Credit Facility, on January 10, 2017, the Company declared a special cash dividend on the Series B Preferred Stock to pay in full all accumulated and unpaid cash dividends since April 1, 2016 at an annualized 10.75% through the payment date.  The Series B Preferred Stock January 2017 dividend in the amount of $4.8 million was paid on January 31, 2017 to holders of record at the close of business on January 20, 2017, which paid all unpaid dividends that accumulated in respect to the Series B Preferred Stock at such time.  Thereafter, all monthly cash dividends on the Series B Preferred Stock were paid for each month through July 2017.  On August 1, 2017, primarily in response to the decline in oil prices and to preserve liquidity, the Company elected to suspend Series B Preferred Stock dividends commencing August 2017, which suspension remained in effect throughout the remainder of 2017.

Dividends on the Series B Preferred Stock will accumulate regardless of whether any such dividends are declared. If the Company has accumulated, accrued and unpaid cash dividends in any calendar month within four calendar quarters, then commencing in the calendar month following the first month in such fourth calendar quarter in which cash dividends are not paid in full, and until accumulated dividends are paid in full for four calendar quarters with the last two calendar quarters’ dividends paid in cash, (i) the fixed dividend rate of Series B Preferred Stock each increases by 2.00% per annum, (ii) the Company will be  required to issue a dividend of common stock to pay accrued and unpaid dividends, based on then current market value determined in accordance with the certificate of designations applicable to the Series B Preferred Stock if such dividends are not paid in cash, provided it has sufficient capital surplus to pay such a dividend and can otherwise pay a dividend under state law, and (iii) the holders of Series A Preferred Stock and Series B Preferred Stock,  voting as a single class, will have the right to elect up to two additional directors to the board of directors of the Company.  If the Company’s common stock ceases to be listed on a national securities exchange or a national securities market, “pay in kind” dividends of additional shares of Series B Preferred Stock may be payable in lieu of cash or common stock dividends.

For the years ended December 31, 2017, 2016 and 2015, the Company paid cash dividends of $7.7 million (including $4.3 million of 2016 undeclared dividends), $1.4 million and $5.8 million, respectively, for the Series B Preferred Stock.  At December 31, 2017 and 2016, the Company reported undeclared cumulative dividends of $2.4 million and $4.4 million, respectively, for the Series B Preferred Stock.  As of December 31, 2017, accumulated and unpaid dividends on the outstanding Series B Preferred Stock aggregated to $2.4 million, or $1.11979 per share.

If a full catch up dividend is not declared and paid in cash in April 2018 for the Series A and Series B Preferred Stock to pay all of the accumulated, accrued and unpaid dividends (including April 2018) a fourth unpaid Quarterly Dividend Default will be deemed to occur and, as a result, starting May 1, 2018:

(i) the fixed dividend rate of Series A and B Preferred Stock each increases by 2.00% per annum;

(ii) if such dividends are not paid in cash, the Company will be required to issue a dividend of common stock to pay all accrued and unpaid dividends based on then current market value determined in accordance with the applicable certificate of designations for each of the Series A and B Preferred Stock provided the Company has sufficient legal surplus to pay such a stock dividend and can otherwise pay the dividend under state law;

(iii) the holders of Series A Preferred Stock and Series B Preferred Stock, voting as a single class, will have the right to elect up to two additional directors to the board of directors of the Company; and

(iv) the foregoing rights would continue until the Company has paid a least two full calendar quarters of monthly cash dividends on the respective series.

Other Share Issuances

The following table provides information regarding the issuances and forfeitures of the Company’s common stock pursuant to the Gastar Exploration Inc. Long-Term Incentive Plan for the periods indicated:

	For the Years Ended December 31,
	2017	2016
Other stock issuances:
Shares of restricted common stock granted	8,649,343	1,764,645
Shares of restricted common stock vested	1,270,171	1,487,269
Shares of common stock issued pursuant to PBUs vested, net of forfeitures of 207,891 shares	—	502,593
Shares of restricted common stock surrendered upon vesting/exercise(1)	373,741	392,094
Shares of restricted common stock forfeited	91,801	128,435

(1)	Represents shares of common stock forfeited in connection with the payment of estimated withholding taxes on shares of restricted common stock that vested during the period.

In connection with the merger, Parent’s 2006 Long-Term Stock Incentive Plan was assumed by Gastar Exploration Inc. and, effective as of the merger, was amended, restated and renamed the “Gastar Exploration Inc. Long-Term Incentive Plan” (as amended, the “LTIP”).

Shares Reserved

At December 31, 2017, the Company had 164,400 shares of common stock reserved for the exercise of stock options and 2,226,906 shares reserved for the settlement of PBUs.

9. Equity Compensation Plans

Share-Based Compensation Plan

The vesting period for recent restricted common stock grants has typically been one year for directors and three years for employees, with the exception of a special grant made to certain executives and employees in August 2017 that vests over five years, vesting annually from the date of grant in equal proportions.

On June 27, 2017, the Company’s stockholders approved an amendment to the LTIP, effective May 2, 2017, to, among other things, increase the number of shares of common stock reserved for issuance under the LTIP by 14,000,000 shares of common stock.  The LTIP permits the Company to issue stock options, stock appreciation rights, bonus stock awards and any other type of award (including PBUs, which are consistent with the LTIP’s purpose) to directors, officers and employees of the Company and its subsidiaries.

At December 31, 2017, 6,637,433 shares of common stock were available for future stock-based compensation grants under the LTIP.  All shares of common stock issued upon the exercise of stock option grants or vesting of restricted stock awards and PBUs are authorized, issued by the Company and are fully paid and non-assessable.

Stock Options

There were no stock options granted during the years ended December 31, 2017, 2016 and 2015.  However, in prior years, the Company issued stock options as a component of its equity compensation program and the fair value of such stock options grants were estimated using the Black-Scholes Merton valuation model.  At December 31, 2017, all outstanding stock options were fully vested.

The following tables summarize certain information related to outstanding stock options under the LTIP as of and for the year ended December 31, 2017:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	214,600	$4.87
Granted	—	—
Exercised	—	—
Canceled/Expired	(50,200)	10.95
Forfeited	—	—
Outstanding at December 31, 2017	164,400	$3.01
Options vested and exercisable at December 31, 2017	164,400	$3.01	1.42	$—

There was no unrecognized expense as of December 31, 2017 for outstanding stock options.

Restricted Shares

The Company has granted restricted shares of common stock which vest based upon continued service or certain other events. The vesting period for recent restricted common stock grants has typically been from one to three years, but generally has been over three years, except for grants to Company directors that vest in one year and a special grant made to certain executives and employees in August 2017 that vests over five years, vesting annually from the date of grant in equal proportions.

The following table summarizes information related to restricted shares at December 31, 2017:

	Shares	Weighted Average Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding non-vested restricted shares at December 31, 2016	2,445,290	$1.79
Granted	8,649,343	1.09
Vested	(1,270,171)	2.07
Forfeited	(91,801)	1.65
Outstanding non-vested restricted shares at December 31, 2017	9,732,661	$1.13	3.39	$10,219

The following table summarizes the weighted average grant date fair value of restricted shares granted and the total fair value of shares vested for the periods indicated:

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Weighted average grant date fair value per restricted share	$1.09	$1.19	$2.40
Total fair value of restricted shares vested	$2,627	$3,530	$3,794

For the year ended December 31, 2017, the Company recognized $4.3 million of compensation expense associated with restricted share awards.  Unrecognized compensation expense as of December 31, 2017 for all outstanding restricted share awards totaled $6.1 million and will be recognized over a weighted average period of 2.23 years.

Performance Based Units

Commencing 2013, a portion of long-term incentive grants to Company management were in the form of PBUs. The PBUs represent a contractual right to receive shares of the Company’s common stock, an amount of cash equal to the fair market value of a share of the Company’s common stock, or a combination of shares of the Company’s common stock and cash as of the date of settlement based on the number of PBUs to be settled.  The settlement of PBUs may range from 0% to 200% of the targeted number of PBUs stated in the agreement contingent upon the achievement of certain share price appreciation targets as compared to a peer group index.  The PBUs granted prior to 2015 vested equally and settlement was determined annually over a three-year period.  The PBUs granted in 2017, 2016 and 2015 cliff vest at the end of a three-year period.  Any PBUs not vested at each measurement date will expire.

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

The table below provides a summary of PBUs as of the date indicated:

	PBUs	Weighted Average Fair Value per Unit
Unvested PBUs at December 31, 2016	1,475,730	$2.49
Granted	830,196	2.38
Vested	(79,020)	7.34
Forfeited	—	—
Unvested PBUs at December 31, 2017	2,226,906	$2.27

For the year ended December 31, 2017, the Company recognized $1.6 million of compensation expense associated with the PBUs. As of December 31, 2017, the Company had $1.9 million of total unrecognized expense for the PBUs to be recognized over a weighted average period of 1.93 years.

Stock-Based Compensation Expense

For the years ended December 31, 2017, 2016 and 2015, the Company recorded stock-based compensation expense using the fair-value method of $5.9 million, $3.9 million and $5.0 million, respectively.  All stock-based compensation costs were expensed and not tax affected, as the Company currently records no U.S. income tax expense.

As of December 31, 2017, the Company had approximately $8.0 million of total unrecognized compensation cost related to unvested restricted shares and PBUs, which is expected to be amortized over the following periods:

Amount
(in thousands)
2018	$4,558
2019	2,290
2020	725
2021	297
2022	100
Total	$7,970

10. Interest Expense

The following tables summarize the components of the Company’s interest expense for the periods indicated:

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Interest expense:
Cash and accrued	$35,185	$33,368	$30,981
Amortization of deferred financing costs(1)	10,977	4,980	3,584
Capitalized interest	(7,207)	(3,102)	(3,879)
Total interest expense	$38,955	$35,246	$30,686

 (1)The year ended December 31, 2017 includes $2.7 million and $6.1 million of debt discount accretion related to the Term Loan and Notes, respectively.  The years ended December 31, 2017, 2016 and 2015 include $495,000, $2.8 million and $2.5 million, respectively, of debt discount accretion related to the Former Notes.

11. Income Taxes

On December 22, 2017, the President of the United States signed Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act, among other things, (i) permanently reduces the U.S. federal corporate income tax rate from 35% to 21%, (ii) repeals the corporate alternative minimum tax, (iii) imposes new limitations on the utilization of net operating losses, (iv) limits deductibility of interest expense and (v) changes the cost recovery rules.  Under U.S. GAAP, the effects of new legislation are recognized upon enactment, which, for federal legislation, is the date the President signs a bill into law.  Accordingly, recognition of the tax effects of the Tax Act is required in the interim and annual periods that include December 22, 2017.  In December 2017, the SEC issued Staff Accounting Bulletin No. 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”) which allows a company up to one year to finalize and record the tax effects of the Tax Act and clarifies certain aspects of Accounting Standards Codification 740, “Income Taxes” (“ASC 740”) and provides a three-step process for applying ASC 740.  First, a company must reflect in its financial statements the income tax effects of the Tax Act on items for which the company can make a complete assessment.  Next, a measurement period not to exceed one year is provided for a company to report provisional amounts of the income tax effects of the Tax Act for items for which the company’s assessment is incomplete, but for which it can make a reasonable estimate.  A company may adjust provisional amounts as it obtains additional information in subsequent reporting periods.  Finally, for items for which a company cannot make a reasonable estimate, a company is not required to report provisional amounts and will continue to apply ASC 740 based on tax law existing immediately before December 22, 2017.  A company is required to report provisional amounts for these items in the first reporting period in which the company is able to make a reasonable estimate of the income tax effects of the Tax Act.  The Company is currently in the process of finalizing and quantifying the tax effects of the Tax Act, but has recorded provisional amounts based on reasonable estimates for the measurement and accounting of certain effects of the Tax Act in our Consolidated Financial Statements for the year ended December 31, 2017.  Under SAB 118, the Company will complete the required analyses and accounting during the year ended December 31, 2018.  The Company does not expect that a material adjustment to its deferred tax position will result from the completion of its computations.

The following table summarizes the components of the Company’s (loss) income before income taxes for the periods indicated:

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
United States	$(46,755)	$(89,061)	$(459,507)
Total income (loss) before income taxes	$(46,755)	$(89,061)	$(459,507)

The Company did not report any current provision for income taxes for the years ended December 31, 2017, 2016 and 2015 as the Company has a full valuation allowance against assets created by net operating losses generated.  The Company believes that it is more likely than not that the assets will not be utilized.

The Company had no deferred income tax expense (benefit) for the years ended December 31, 2017, 2016 and 2015.

Pursuant to the Tax Act, the U.S. federal corporate income tax rate was reduced from 35% to 21% effective for tax years beginning after December 31, 2017.   As a result, the Company was required to restate its deferred tax assets and liabilities at the rate expected at the time of reversal.  The Company has determined that the rate to apply to its deferred tax assets and liabilities, including expected state taxes net of federal benefit, is 24.6%.

The following table provides a reconciliation of the Company’s effective tax rate from the U.S. 35% statutory rate for 2017, 2016 and 2015.  Additionally, the table reflects the impact of the rate change from 38% to 24.6% on the net deferred tax asset for the year ended December 31, 2017 pursuant to the Tax Act as well as the estimated effect of limitations on available net operating loss and tax credit carry forwards by reason of an ownership change (discussed below).

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Expected income tax benefit at statutory rate	$(16,364)	$(31,172)	$(160,827)
State tax, tax effected	(1,085)	(1,408)	(7,799)
Non-deductible convertible debt discount	3,092	—	—
Stock-based compensation expense	523	1,995	255
Non-deductible compensation	63	178	—
Effect of rate change on net deferred tax asset	64,515	—	—
Effect of ownership change on estimated realization of net operating loss and tax credit carry forwards	119,654	—	—
State tax rate change and other	3,101	693	17
Other changes in valuation allowance	(173,499)	29,714	168,354
Actual income tax provision	$—	$—	$—

Year-end deferred taxes are presented in the table below.  As a result of the recent Tax Act, deferred taxes as of December 31, 2017 are based on the newly enacted U.S. statutory federal income tax rate of 21%.  Deferred taxes as of December 31, 2016 are based on the previous U.S. statutory federal income tax rate of 35%.  The components of the Company’s U.S. deferred taxes are as follows for the periods presented:

	As of December 31,
	2017	2016
	(in thousands)
Deferred tax asset:
Capital assets	$27,137	$33,131
Stock-based compensation	2,390	2,499
Net operating loss carry forwards	80,060	196,775
Foreign tax credit carry forwards	—	50,681
Valuation allowance	(109,587)	(283,086)
Net deferred tax asset	$—	$—

In connection with the Company’s recent equity and convertible debt transactions during 2017, the Company determined that the utilization of net operating losses in future years may be subject to limitations by reason of an “ownership change” as defined under Section 382 of the Internal Revenue Code (“Section 382 Limitation”).  As a result of the Section 382 Limitation, the Company may not be able to fully utilize its net operating loss carry forwards and other tax credit carry forwards.  For U.S. federal income tax purposes, as of December 31, 2017, the Company has net operating loss carry forwards of approximately $550.0 million, which, if not utilized, will expire between 2030 and 2037.  As of December 31, 2017, the Company also has foreign tax credit carry forwards of $50.7 million, which, if not utilized, will expire in 2019.  Based on the Company’s estimate of the impact of the ownership change and Section 382 Limitation, the net operating loss reflected in the table above has been reduced to $353.0 million and the foreign tax credits have been reduced to zero.  The estimate of the available net operating loss after the ownership change will be adjusted in future periods as actual drilling and production results are evaluated under the provisions of Section 382 of the Internal Revenue Code.  The utilization of the remaining net operating loss carry forwards are dependent on the Company generating future taxable income and U.S. tax liability, as well as other factors.

Current authoritative guidance requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For a tax position meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At December 31, 2017, the Company did not have any material unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company is subject to examination of income tax filings in the U.S. and various state jurisdictions for the periods 2010 and forward and the foreign jurisdiction of Canada for the tax periods 2000 through 2013 due to the Company’s continued loss position in such jurisdiction.  The Company is currently under audit by the U.S. Internal Revenue Service for the taxable period ended December 31, 2014.

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

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands, except per share and share data)
Net loss attributable to common stockholders	$(61,228)	$(103,534)	$(473,980)
Weighted average shares of common stock outstanding - basic	195,369,489	111,367,452	77,511,677
Weighted average shares of common stock outstanding - diluted	195,369,489	111,367,452	77,511,677
Net (loss) income per share of common stock attributable to common stockholders:
Basic	$(0.31)	$(0.93)	$(6.11)
Diluted	$(0.31)	$(0.93)	$(6.11)
Shares of common stock excluded from denominator as anti-dilutive:
Unvested restricted shares	821,710	438,948	177,663
Unvested PBUs	427,382	487,995	17,589
Convertible Notes	65,488,114	—	—
Total	66,737,206	926,943	195,252

13. Commitments and Contingencies

Contractual Obligations

The Notes and Term Loan have scheduled maturities of March 1, 2022 and March 3, 2022, respectively.

The Company leases its office facilities and certain office equipment under non-cancelable operating lease agreements with various termination dates, the latest of which is September 2022. For the years ended December 31, 2017, 2016 and 2015, office lease expense totaled approximately $375,000, $524,000 and $687,000, respectively.

As of December 31, 2017, the Company’s aggregate future minimum annual rental commitments under the non-cancelable leases for the next five years are as follows:

2018	$977
2019	971
2020	979
2021	971
2022 and thereafter	322
$4,220

Litigation

PennMarc Resources II, LP, et al v. Gastar Exploration USA, Inc., et al, (Civil Action No. 17-C-214) Circuit Court of Marshall County, West Virginia.  PennMarc Resources II, LP and others filed suit against the Company on October 23, 2017 in the Circuit Court of Marshall County, West Virginia.  The plaintiffs are royalty owners under various leases taken by or assigned to the Company.  The leases cover property in Marshall County, West Virginia.  The leases are among other assets that were assigned to THQ Appalachia, LLC pursuant to a purchase and sale agreement dated February 12, 2016.  The plaintiffs allege that the Company breached the leases by making deductions for post-production costs that were not authorized by the terms of the leases.  The plaintiffs also allege that the unauthorized deductions were not shown on the monthly royalty statements and the failure to detail the deduction of these costs was a further breach of the leases and fraud.  The plaintiffs claim of breach of contract, breach of fiduciary duty and fraudulent concealment.  The plaintiffs seek compensatory damages and punitive damages.  The Company is still assessing this claim and has not yet filed a response.  The Company has moved to dismiss the plaintiffs’ claims and has requested that discovery be stayed until the motion is ruled on.  The motion to dismiss is set for hearing on March 23, 2018.

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

Eagle Natrium LLC v. Gastar Exploration USA, Inc., Cause No. GD-14-7208, In the Court of Common Pleas of Allegheny County, Pennsylvania. On April 22, 2014, Eagle Natrium LLC (“Eagle”), a wholly-owned subsidiary of Axiall Corporation, filed a complaint against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania seeking to enjoin Gastar’s hydraulic fracturing and completion operations on three wells drilled from Gastar’s Goudy pad in Marshall County, West Virginia, or conducting any activity that poses a substantial risk of harm to Eagle’s brine operations. Gastar was the operator of approximately 16,000 acres in Marshall County, West Virginia, including a 3,300 gross acre oil and gas lease adjacent to Eagle’s facilities. Eagle asserted its right to relief based on certain of the lessor’s rights which were assigned to Eagle by the lessor solely as they relate to the brine and related facilities. A hearing on the request for preliminary injunction was held in the summer of 2014. After considering the evidence presented at the hearing and the party’s briefing, the court issued an order on October 21, 2014 denying the request for a preliminary injunction. In January 2015, Gastar began completion operations and has since completed the three wells drilled from its Goudy pad that formed the basis of Eagle’s complaint.  In 2016, the Company amended its answer and has added counterclaims seeking damages from Eagle as a result of the proceedings. Specifically, Gastar has asserted a breach of contract claim, seeking damages for lost revenues, rig up and rig down costs and attorney’s fees relating to the Pennsylvania lawsuit filed by Eagle. Eagle maintains that it has a breach of contract claim against the Company, but has not articulated any damages. The parties are currently engaged in discovery.  The Court bifurcated liability and damages and the liability trial is scheduled to begin on June 20, 2018.

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

Commitments

Drilling Program Repurchase Obligation

Under the Development Agreement, an investor has the right in the future to put interests in 20 wells jointly drilled by the Company and the investor to the Company for repurchase.  If final reversion of the investor’s working interest is achieved under the Development Agreement for the 20 wells tranche drilled by the Company under the Drilling Program, the Investor has the right, but not the obligation, for a period of six months to cause the Company to purchase the Investor’s remaining working interest in the Drilling Program wells for fair market value by applying the methodology to determine a 15% discounted present value as defined by the Development Agreement.  If the Investor fails to exercise the investor put right within the six-month period after achieving final reversion, then for a period of six months thereafter, the Company shall have the right, but not the obligation, to purchase the remaining working interest from the Investor on the same fair market value approach of the investor put right.  Based on current commodity prices, well cost and production performance of the wells in the first tranche, the final reversion is not anticipated to be achieved on the 20 well tranche.  If final reversion has not been achieved by August 19, 2024, Investor will, for a period of six months thereafter, have the right to cause the Company to buy Investor’s then-current interest in such tranche at an agreed upon valuation.

Restoration, Removal and Environmental Liabilities

The Company is subject to various regulatory and statutory requirements relating to the protection of the environment. These requirements, in addition to contractual agreements and management decisions, result in the accrual of estimated future removal and site restoration costs. These costs are initially measured at a fair value and are recognized in the consolidated financial statements as the present value of expected future cash flows. Subsequent to the initial measurement, the effect of the passage of time on the liability for the asset retirement obligation (accretion expense) and the amortization of the asset retirement obligation cost are recognized in the results of operations. Costs attributable to these commitments and contingencies are expected to be incurred over an extended period of time and are to be funded mainly from the Company’s cash provided by operating activities. Although the ultimate impact of these matters on net earnings cannot be determined at this time, it could be material for any quarter or year. At December 31, 2017, the Company had total liabilities of $4.8 million related to asset retirement obligations all of which is recorded as long-term liabilities. Due to the nature of these obligations, the Company cannot determine precisely when the payments will be made to settle these obligations. See Note 5, “Asset Retirement Obligation.”

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

14. Concentration of Risk and Significant Customers

The following table provides information regarding the approximate percentages of the Company’s oil, condensate, natural gas and NGLs revenues excluding hedge impact by area derived from production from producing wells for the periods indicated:

	For the Years Ended December 31,
	2017	2016	2015
Appalachian Basin	0%	5%	17%
Mid-Continent	100%	95%	83%

 The following table provides information regarding the Company’s significant customers whom accounted for more than 10% of the Company’s oil, condensate, natural gas and NGLs revenues, excluding hedge impact, for the periods indicated:

	For the Years Ended December 31,
	2017	2016	2015
Sunoco	61%	67%	62%
Superior	14%	12%	6%
SEI(1)	0%	5%	22%

(1)	SEI filed for Chapter 7 bankruptcy on June 3, 2016.

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

15. Statement of Cash Flows – Supplemental Information

The following is a summary of the Company's supplemental cash paid and non-cash transactions disclosed in the notes to the consolidated financial statements:

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cash paid for interest, net of capitalized amounts	$17,596	$30,480	$26,859
Non-cash transactions:
Capital expenditures included in (excluded from) accounts payable and accrued drilling costs	$23,215	$(82)	$(26,228)
Capital expenditures included in accounts receivable	76	409	—
Asset retirement obligation included in oil and natural gas properties	605	432	526
Asset retirement obligation for property disposals	(1,533)	(1,045)	(416)
Application of advances to operators	64	(347)	11,445
Undeclared cumulative dividends on preferred stock	6,030	10,855	—
Conversion of convertible debt to equity	37,500	—	—
Other	—	—	5

16. Quarterly Consolidated Financial Data – Unaudited

The following tables summarize the Company’s results of operations by quarter for the years ended December 31, 2017 and 2016:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share and per share data)
Revenues	$18,669	$22,646	$15,332	$15,483
Income (loss) from operations	4,274	5,891	(2,191)	(3,777)
Loss before provision for income taxes(1)	(18,698)	(2,779)	(12,299)	(12,979)
Net loss(1)	(18,698)	(2,779)	(12,299)	(12,979)
Dividends on preferred stock	3,618	3,619	1,206	—
Undeclared cumulative dividends on preferred stock	—	—	2,412	3,618
Net loss attributable to common stockholders(1)	(22,316)	(6,398)	(15,917)	(16,597)
Net loss per share of common stock attributable to common stockholders:
Basic	$(0.14)	$(0.03)	$(0.08)	$(0.08)
Diluted	$(0.14)	$(0.03)	$(0.08)	$(0.08)
Weighted average shares of common stock outstanding:
Basic	162,829,221	199,547,446	209,072,232	209,089,468
Diluted	162,829,221	199,547,446	209,072,232	209,089,468

(1)	The first quarter includes a $12.2 million loss on early extinguishment of debt.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share and per share data)
Revenues	$14,811	$12,153	$13,003	$18,287
Income (loss) from operations(1)	(60,592)	(5,142)	7,959	3,929
Income (loss) before provision for income taxes(1)	(69,857)	(14,481)	(178)	(4,545)
Net income (loss)(1)	(69,857)	(14,481)	(178)	(4,545)
Dividends on preferred stock	3,618	—	—	—
Undeclared cumulative dividends on preferred stock	—	3,619	3,618	3,618
Net loss attributable to common stockholders(1)	(73,475)	(18,100)	(3,796)	(8,163)
Net loss per share of common stock attributable to common stockholders:
Basic	$(0.93)	$(0.17)	$(0.03)	$(0.06)
Diluted	$(0.93)	$(0.17)	$(0.03)	$(0.06)
Weighted average shares of common stock outstanding:
Basic	78,788,133	104,009,337	129,301,817	132,936,419
Diluted	78,788,133	104,009,337	129,301,817	132,936,419

(1)	The first quarter includes impairment of oil and natural gas properties of $48.5 million and the third quarter includes $10.1 million of litigation settlement benefit.

17. Supplemental Oil and Gas Disclosures – Unaudited

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The following table presents the Company’s aggregate capitalized costs relating to oil and natural gas producing activities in the U.S. for the periods indicated:

	As of December 31,
	2017	2016	2015
	(in thousands)

Proved properties	$1,344,329	$1,253,061	$1,286,373
Unproved properties	131,955	67,333	92,609
Total oil and natural gas properties	1,476,284	1,320,394	1,378,982

Less:
Impairment of proved oil and natural gas properties	(813,314)	(813,314)	(764,817)
Accumulated depreciation, depletion and amortization	(339,043)	(315,373)	(286,020)
Net capitalized costs	$323,927	$191,707	$328,145

Pursuant to authoritative guidance for accounting for asset retirement obligations, net capitalized costs include related asset retirement costs of approximately $586,000 million, $1.5 million and $2.4 million at December 31, 2017, 2016 and 2015, respectively.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

The following table sets forth costs incurred related to the Company’s oil and natural gas activities for the periods indicated:

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Property acquisition
Proved	$6,059	$570	$15,615
Unproved	91,266	38,941	50,434
Exploration	59,771	19,761	53,290
Development	29,103	3,810	54,316
Total costs incurred	$186,199	$63,082	$173,655

  Results of Operations for Oil and Natural Gas Producing Activities

The following table sets forth the Company’s results of operations for oil and natural gas producing activities for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands, except per Mcfe data)
Oil, condensate, natural gas and NGLs sales, including commodity derivatives	$72,130	$58,254	$107,294
Production expenses	(26,839)	(24,217)	(28,792)
Impairment of oil and natural gas properties	—	(48,497)	(426,878)
Depreciation, depletion and amortization	(23,670)	(29,353)	(62,465)
Results of producing activities	$21,621	$(43,813)	$(410,841)

The results of producing activities exclude interest charges and general corporate expenses.

Net Proved and Proved Developed Reserve Summary

Reserve Estimation. The reserve information presented below is based on estimates of net proved reserves as of December 31, 2017, 2016, and 2015. Proved oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be economically producible in future years from known reservoirs under existing economic conditions, operating methods and governmental regulations (i.e., prices and costs as of the date the estimate is made). Proved developed oil and natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Undeveloped oil and natural gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic productivity at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time. The Company’s proved developed and proved undeveloped reserves are located only in the U.S.

The following tables set forth changes in estimated net proved and proved developed and undeveloped reserves for the years ended December 31, 2017, 2016 and 2015:

Change in Proved Reserves	Condensate and Oil (MBbl) (1)	Natural Gas (MMcf) (2)	NGLs (MBbl) (1)	MBoe Equivalents (3)
Proved reserves as of December 31, 2014	28,636	287,005	25,593	102,063
2015 Activity:
Extensions and discoveries(4)	4,777	14,114	2,244	9,374
Revisions of previous estimates(5)	(8,962)	(182,600)	(13,873)	(53,268)
Production	(1,425)	(13,759)	(1,212)	(4,931)
Purchases in place	1,270	4,965	873	2,971
Sales in place	(94)	(1,274)	(26)	(332)
Proved reserves as of December 31, 2015	24,202	108,451	13,599	55,877
2016 Activity:
Extensions and discoveries	1,582	7,213	898	3,681
Revisions of previous estimates(6)	(9,890)	(17,825)	(3,317)	(16,177)
Production	(1,105)	(6,145)	(739)	(2,869)
Sales in place	(1,033)	(53,841)	(4,929)	(14,935)
Proved reserves as of December 31, 2016	13,756	37,853	5,512	25,577
2017 Activity:
Extensions and discoveries(7)	8,787	26,065	3,243	16,374
Revisions of previous estimates	1,373	4,295	798	2,887
Production	(1,118)	(3,795)	(527)	(2,278)
Purchases in place	182	1,391	198	612
Sales in place	(124)	(444)	(47)	(245)
Proved reserves as of December 31, 2017	22,856	65,365	9,177	42,927

(1)	Thousand barrels
(2)	Million cubic feet
(3)

Thousand barrels of oil, condensate or NGLs and natural gas equivalent. Natural gas volumes have been converted to equivalent oil, condensate and NGLs volumes using a conversion factor of one barrel of oil, condensate or NGLs to six cubic feet of natural gas.

(4)
All of the 2015 extensions and discoveries resulted from the Company’s Mid-Continent drilling operations.
(5)

The 2015 revisions of previous estimates resulted primarily from a 36.8 MMBoe decrease in Appalachian Basin reserves due to the suspension of the Marcellus and Utica Shale drilling programs in 2015 and the significant decrease in the 12-month unweighted arithmetic average of the first-day-of-the-month prices for oil and natural gas as of December 31, 2015 and 2014.

(6)     The 2016 revisions of previous estimates resulted primarily from the removal of Hunton PUD locations as the Company now focuses its capital activity on drilling Meramec and Osage wells to hold acreage by production and delineate its STACK Play position.

(7)	All of the 2017 extensions and discoveries resulted from the Company’s successful STACK Play drilling operations.

Proved Developed and Undeveloped Reserves	Condensate and Oil (MBbl) (1)	Natural Gas (MMcf) (2)	NGLs (MBbl) (1)	MBoe Equivalents (3)
December 31, 2015
Proved developed reserves	7,181	77,966	8,240	28,415
Proved undeveloped reserves	17,021	30,485	5,359	27,462
Total	24,202	108,451	13,599	55,877
December 31, 2016
Proved developed reserves	6,037	22,786	3,181	13,015
Proved undeveloped reserves	7,719	15,067	2,331	12,562
Total	13,756	37,853	5,512	25,577
December 31, 2017
Proved developed reserves	8,140	31,723	4,600	18,027
Proved undeveloped reserves	14,716	33,642	4,577	24,900
Total	22,856	65,365	9,177	42,927

(1)	Thousand barrels
(2)	Million cubic feet
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

For the years ended December 31, 2017, 2016 and 2015 future cash inflows were computed using the 12-month unweighted arithmetic average of the first-day-of-the-month prices for natural gas and oil (the “benchmark base prices”). For the periods indicated, the following benchmark base prices for natural gas and oil, before lease adjustments, were used in the calculations:

	For the Years Ended December 31,
	2017	2016	2015
Natural gas, per MMBtu
Henry Hub	$2.98	$2.48	$2.59
Oil, per barrel:
WTI spot	$51.34	$42.75	$50.28

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves in the U.S. is presented below (in thousands):

December 31, 2015:
Future cash inflows	$1,425,734
Future production costs	(547,484)
Future development costs	(365,123)
Future income taxes(1)	—
Future net cash flows	513,127
10% annual discount for estimated timing of cash flows	(283,324)
Standardized measure of discounted future cash flows	$229,803
December 31, 2016:
Future cash inflows	$710,370
Future production costs	(328,010)
Future development costs	(123,214)
Future income taxes(1)	—
Future net cash flows	259,146
10% annual discount for estimated timing of cash flows	(117,815)
Standardized measure of discounted future cash flows	$141,331
December 31, 2017:
Future cash inflows	$1,491,158
Future production costs	(645,891)
Future development costs	(295,212)
Future income taxes	(1,768)
Future net cash flows	548,287
10% annual discount for estimated timing of cash flows	(261,645)
Standardized measure of discounted future cash flows	$286,642

(1)

No future taxes payable has been included in the determination of discounted future net cash flows for 2015 and 2016 due to existing tax loss carry forwards and property tax basis exceeding future net cash flows.

Changes in Standardized Measure of Discounted Future Net Cash Flows

The principal sources of changes in the standardized measure of future net cash flows are as follows (in thousands):

December 31, 2014	$816,739
Extensions and discoveries, less related costs	71,547
Sale of natural gas and oil, net of production costs	(53,914)
Purchases of reserves in place	9,937
Sales of reserves in place	(4,853)
Revisions of previous quantity estimates	(324,036)
Net change in income tax	171,946
Net change in prices and production costs	(604,074)
Accretion of discount	98,869
Development costs incurred	10,500
Net change in estimated future development costs	31,131
Change in production rates (timing) and other	6,011
December 31, 2015	$229,803
Extensions and discoveries, less related costs	19,270
Sale of natural gas and oil, net of production costs	(36,900)
Sales of reserves in place	(16,023)
Revisions of previous quantity estimates	(115,785)
Net change in income tax	—
Net change in prices and production costs	(43,270)
Accretion of discount	(16,461)
Net change in estimated future development costs	119,531
Change in production rates (timing) and other	1,166
December 31, 2016	$141,331
Extensions and discoveries, less related costs	100,746
Sale of natural gas and oil, net of production costs	(49,746)
Purchases of reserves in place	5,493
Sales of reserves in place	(2,051)
Revisions of previous quantity estimates	29,694
Net change in income tax	(1,768)
Net change in prices and production costs	78,978
Accretion of discount	(14,133)
Development costs incurred	385
Net change in estimated future development costs	(8,595)
Change in production rates (timing) and other	6,308
December 31, 2017	$286,642

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting of Gastar Exploration, Inc.

Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and chief accounting officer, we evaluated the effectiveness of the design and operation of our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act) as of December 31, 2017 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017 based on the criteria listed herein. The results of management’s assessment were reviewed with the Audit Committee of our Board of Directors.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued an attestation report on Gastar Exploration Inc.'s internal control over financial reporting. Their report appears below.

GASTAR EXPLORATION INC.
/s/ JERRY R. SCHUYLER	/s/ MICHAEL A. GERLICH
Jerry R. Schuyler	Michael A. Gerlich
Interim Chief Executive Officer	Senior Vice President and Chief Financial Officer
March 15, 2018	March 15, 2018

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Gastar Exploration Inc.

Houston, Texas

Opinion on Internal Control over Financial Reporting

We have audited Gastar Exploration Inc. (the “Company”) and its subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017 and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures - “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Dallas, Texas

March 15, 2018

Item 9B. Other Information

In connection with the closing of the WEHLU Sale on February 28, 2018, we received net cash proceeds of approximately $98.8 million.  We have included as Exhibit 99.1 to this report unaudited pro forma financial statements of the Company as of and for the year ended December 31, 2017 giving pro forma effect to the WEHLU Sale and the application of net proceeds therefrom, which statements are incorporated herein by reference.   Unaudited pro forma financial statements of the Company as of and for the nine months ended September 30, 2017 giving pro forma effect to the WEHLU Sale and application of proceeds therefrom were included in a Current Report on Form 8-K filed by the Company with the SEC on March 5, 2018.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our executive officers, other members of management and directors, and their ages and positions as of March 1, 2018, are as follows:

Name	Age	Position
Jerry R. Schuyler(1)(2)	62	Interim Chief Executive Officer, Director and Chairman of the Board
Michael A. Gerlich(3)	63	Senior Vice President, Chief Financial Officer and Corporate Secretary
Stephen P. Roberts(3)	54	Senior Vice President and Chief Operating Officer
Keith R. Blair	63	Vice President and Exploration Manager
Henry J. Hansen	62	Vice President - Land
Trent J. Determann	31	Vice President - Finance
Jerry R. Schuyler	62	Director, Chairman of the Board
Randolph C. Coley	71	Director
Stephen A. Holditch	71	Director
Robert D. Penner	73	Director
Ronald D. Scott	59	Director
Nathan W. Walton	40	Director

(1)	Effective February 27, 2018, Mr. Schuyler serves as interim Chief Executive Officer.
(2)

J. Russell Porter, who had been a member of the Board and had served as our President and Chief Executive Officer since February 2004, resigned from those positions effective February 26, 2018.  Mr. Porter will remain employed by the Company until March 31, 2018 to assist with transitional matters.  Mr. Porter’s resignation did not result from any disagreement with the Company regarding any matter related to the Company’s operations, policies or practices.

(3)	Messrs. Porter, Gerlich and Roberts are our only “Executive Officers” for 2017 as such term is defined by the rules promulgated by the SEC.

Set forth below is biographical information about each of the current executive officers and directors named above.

Jerry R. Schuyler became a member of the Board effective August 8, 2014 and effective November 16, 2015, was appointed Chairman of the Board.  Effective February 27, 2018, Mr. Schuyler was appointed to serve as Interim Chief Executive Officer.  Mr. Schuyler currently serves as an independent director for Penn Virginia Corporation (“Penn Virginia”), an exploration and production company.  He was elected to the Penn Virginia board in November 2016.  Mr. Schuyler served as an independent director for privately-funded Yates Petroleum Corporation, an exploration and production company, from December 2015 until the sale of the company in October 2016.   Mr. Schuyler was also an independent director for private equity funded Gulf Coast Energy Resources Company, an exploration and production company, a position he held from 2010 until the company’s sale in 2015.  He also served as an independent director for publicly traded Rosetta Resources Inc. (“Rosetta”), an independent oil and natural gas exploration company, from December 2013 until Rosetta was purchased in 2015. Mr. Schuyler previously served as a director for Laredo Petroleum, Inc. (“Laredo”) for six years. He joined Laredo in June 2007 as Executive Vice President and Chief Operating Officer. In July 2008, he was promoted to President and Chief Operating Officer. He served in that capacity and as a director of the Laredo board of directors until July of 2013 when he announced his retirement. During Mr. Schuyler’s tenure at Laredo, he was instrumental in helping grow Laredo from a private equity financed start-up company into a publicly traded company listed on the New York Stock Exchange. Mr. Schuyler has a Bachelor of Science degree in Petroleum Engineering from Montana College of Mineral Science and Technology and attended several graduate business courses in the executive program at the Bauer College of Business at the University of Houston. Mr. Schuyler was chosen as a director because of his substantial knowledge of the energy industry and his business, leadership and management expertise.

Michael A. Gerlich joined us in May 2005 as Vice President and Chief Financial Officer and was appointed Corporate Secretary on March 8, 2011 and was promoted to Senior Vice President in June 2013. Mr. Gerlich has more than 37 years of oil and natural gas accounting and finance experience. From 1999 until joining us in 2005, he held various accounting and finance positions at Calpine Natural Gas LP, a wholly-owned subsidiary of Calpine Corporation, an independent electric power generation company listed on the New York Stock Exchange. His last position at Calpine Natural Gas LP was Senior Vice President – Accounting and Finance for natural gas and oil operations of the wholly-owned subsidiary. From 1994 until 1999, Mr. Gerlich served as Vice President and Chief Financial Officer of Sheridan Energy, Inc., an independent natural gas and oil exploration company traded on the NASDAQ, which was acquired in 1999 by Calpine Corporation. Over a 12-year period prior to joining Sheridan Energy, Inc., Mr. Gerlich held various accounting and finance positions with Trinity Resources, Ltd., an independent natural gas and oil exploration and production company, with his last position being Executive Vice President and Chief Financial Officer. Prior to that, Mr. Gerlich was also with the auditing firm of Deloitte LLP, where the focus of his practice was with energy related clients. Mr. Gerlich served as a member of the board of directors and as the Audit Committee

Chairman for Petropoint Energy Partners LP (“Petropoint”), a private upstream oil and gas limited partnership, from November 2012 until Petropoint’s property sale and dissolution in August 2014. Mr. Gerlich is a Certified Public Accountant and graduated with honors from Texas A&M University with a Bachelor of Business Administration degree in Accounting.

Stephen P. Roberts joined us in June 2017 as Senior Vice President and Chief Operating Officer. Mr. Roberts has more than 29 years of experience in the oil and gas industry.  From 1998 until joining Gastar, Mr. Roberts held various positions at Jones Energy, Inc., including Senior Vice President over the Anadarko and Arkoma asset groups and Senior Vice President of Drilling and Completions.   During his 19-year tenure with Jones Energy, he was directly responsible for the drilling and completion of over 700 horizontal wells in seven different formations.  Prior to joining Jones Energy, he held various positions of increasing responsibility with Marathon Oil Corporation and Samson Resources Corporation.  Mr. Roberts holds a B.S. degree in Petroleum Engineering and a M.B.A. in Finance from Texas Tech University.

Keith R. Blair joined us in August 2005 as a Senior Staff Geologist and was promoted to Vice President, Exploration Manager in 2008. Mr. Blair has more than 37 years of oil and natural gas experience. He has extensive working knowledge of oil and natural gas basins in Colorado, New Mexico, East Texas, West Virginia/Pennsylvania, Offshore Gulf of Mexico and the Texas/Louisiana Gulf Coast. Prior to joining us, from 1999 until 2005, he was an independent exploration geologist. From 1995 until 1999, Mr. Blair was a Senior Geophysicist at Schlumberger Limited. Prior to 1995, he held an Exploration Manager/Supervisor position at ConocoPhillips for 14 years. He began his career as a well logging engineer with Halliburton Company. Mr. Blair graduated from Texas A&M University with a Bachelor of Science degree in Geology.

Henry J. Hansen joined us in September 2005 as Vice President of Land. Mr. Hansen has over 36 years of land management experience. Prior to joining us, Mr. Hansen was Rocky Mountain Land Manager with El Paso Corporation, an oil and natural gas exploration, production and pipeline company, from 1999 until January 2003. From January 2003 until June 2004, he worked as an independent land consultant. Mr. Hansen returned to El Paso Corporation in June 2004, where he was a senior landman until joining us in September 2005. Mr. Hansen graduated from the University of Texas at Austin with a Bachelor of Business Administration in Petroleum Management.

Trent J. Determann joined us in August 2014 and was promoted to Vice President-Finance in November 2016.  Prior to Gastar, Mr. Determann was Manager-Financial Planning and Strategy for PetroPoint, a private equity-backed company formed to acquire and exploit mature conventional onshore oil and gas assets, from October 2012 until the company was sold in August 2014.  Prior to PetroPoint, Mr. Determann worked for the energy group of RBC Capital Markets Global Investment Banking Division from October 2010 to October 2012.  Mr. Determann began his career as an analyst in the Commercial Banking Group of BBVA Compass.  Mr. Determann graduated from Louisiana State University with a Bachelor of Science in Finance.

Randolph C. Coley was appointed to the Board in January 2010.  Effective February 27, 2018, Mr. Coley was appointed lead director.  Mr. Coley is currently retired and has been since the end of 2008. From 1999 until his retirement at the end of 2008, Mr. Coley was a partner in the Houston, Texas office of the law firm of King & Spalding LLP, where his practice was concentrated in the areas of corporate and securities law. Previously, he served as Executive Managing Director and Head of Investment Banking for Morgan Keegan & Company, Inc. and was a partner in King & Spalding LLP's Atlanta office. He served as a director of Deltic Timber Corporation (“Deltic”), a publicly-traded natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber,  from 2007 until February 2018 when Deltic merged with Potlatch.  Mr. Coley was a member of the audit and the nominating and corporate governance committees of Deltic. He also served as a director of Trade Street Residential, Inc. (“Trade Street”), a real estate investment trust that develops and owns residential apartments, from 2013 until it was merged out of existence in September 2015. Mr. Coley was a member of the audit committee and chaired the nominating and corporate governance committee of Trade Street. He has held no other directorship positions in publicly-traded companies during the last five years. Mr. Coley earned his undergraduate degree from Vanderbilt University and graduated with a law degree from Vanderbilt School of Law. Mr. Coley resides in Atlanta, Georgia. Mr. Coley was chosen as a director because of his extensive business and legal background and his keen understanding of various corporate governance matters that he has attained through his representation of and service on other public company boards.

Stephen A. Holditch became a member of the Board effective August 8, 2014. Dr. Holditch is a Professor Emeritus in the Harold Vance Department of Petroleum Engineering at Texas A&M University, having retired from the University on January 31, 2013.  Dr. Holditch rejoined the faculty part time in 2015 to assist the department in research planning.  Dr. Holditch was the Director of the Texas A&M University Energy Institute from 2011 to 2013. From January 2004 to January 2012, Dr. Holditch was head of the Harold Vance Department of Petroleum Engineering at Texas A&M University. In 1995, Dr. Holditch was elected to the National Academy of Engineering, the highest professional honor awarded to an engineer for his innovative work in developing low permeability gas reservoirs. From 1977 to 1997, Dr. Holditch was the President of S.A. Holditch & Associates, Inc., a company specializing in evaluations, completions and stimulation of tight gas reservoirs, to include sandstones, coal seams and shale formations. Schlumberger purchased S.A. Holditch & Associates, Inc. in 1997 and Dr. Holditch worked for Schlumberger as an advisor to top level management until 2004. Dr. Holditch was previously on the board of directors at Matador Petroleum Corporation and is an original shareholder in Matador Resources Company. He was first elected to the board of directors of Matador Resources Company in January 2004 and served as chair of the Operations and Engineering Committee until rotating off the board in 2014. Additionally, from February 2006 to December 2011, Dr. Holditch was on the board of directors of Triangle Petroleum Corporation, an oil and natural gas exploration company. While there, he helped to formulate the strategy and oversee the company’s growth before resigning in 2011 to devote more time to Texas A&M University. Dr. Holditch received his B.S., M.S. and Ph.D. in Petroleum Engineering from Texas A&M University in 1969, 1970 and 1976, respectively. Dr. Holditch was selected to be a Distinguish Alumnus from Texas A&M University in 2014. Dr. Holditch was chosen as a director because of his extensive experience in the energy industry and substantial knowledge of petroleum engineering matters.

Robert D. Penner became a member of the Board effective July 2007. Mr. Penner currently is and has been an independent consultant since 2004, when he retired from his position as a senior partner with the auditing firm of KPMG LLC (“KPMG”), after a career of advising public and private clients on tax and accounting matters for more than 40 years. He currently serves on the board of directors for Equana Technologies Inc. (formerly Sustainable Energy Technologies Ltd.), a manufacturer and seller of electronic components for grid-connected solar power systems as well as Corridor Resources Inc., a company involved in the exploration, development and production of natural gas and oil. On April 20, 2010, Mr. Penner resigned from the board of directors of Altima Resources Ltd. (successor company to Unbridled Energy Corporation), an oil and natural gas exploration company. On September 29, 2011, Mr. Penner resigned from the Board of Storm Cat Energy Corporation (“Storm Cat”). In 2016, Mr. Penner resigned from the Board of Terra Energy Corp.  He additionally serves on the board of directors of several private companies and the Canadian National Institute for the Blind, an NGO. Mr. Penner received his Chartered Accountant designation in 1971 in Manitoba and 1977 in Alberta. He has held no other directorship positions in publicly-traded companies during the last five years. Mr. Penner is currently the audit committee chairman for each of the public companies of which he is a director. Mr. Penner is a graduate member of the Institute of Corporate Directors. Mr. Penner resides in Calgary, Alberta, Canada. Mr. Penner was chosen as a director because of his keen understanding of finance, accounting and various corporate governance matters that he has attained through his career with KPMG and service on other public company boards.

Ronald D. Scott has served on the Board since May 2, 2017. Mr. Scott has over 30 years of oil and natural gas industry experience. He also serves as a director of Halcόn Resources Corporation, a publicly traded energy company.  In addition, Mr. Scott serves as a director of Blackbrush Oil and Gas, Verdad Resources and Elk Hills Power, all privately held energy companies.  Previously, Mr. Scott served as a member of the board of directors of Clayton Williams Energy, Inc. and Pardus Energy.  Mr. Scott has been the Chief Executive Officer of Development Capital Resources since 2017.  Previously, Mr. Scott served as President and Chief Executive Officer of True Oil Company, a private equity backed oil and gas firm from 2013 to 2016. Prior to True Oil Company, he worked for Henry Petroleum and its successor companies, Henry Resources and HPC Energy, as President and Chief Operating Officer. During this time, Mr. Scott successfully led the sale and re-start of multiple operating oil and gas entities. Beginning his career with Exxon Corporation, Mr. Scott held various supervisory and managerial assignments in Engineering, Operations, Planning and Financial Accounting and Reporting. In addition to the Permian Basin, he had assignments covering operational areas in the Gulf Coast/Gulf of Mexico region, California and the Rocky Mountains. Mr. Scott was the Technical Manager for Exxon's multi-billion dollar onshore operations in the Western United States and prior to joining Henry Petroleum. Mr. Scott serves as Vice President of the Board of the Henry Foundation, as a founding board member of Educate Midland, a non-profit focused on public education, and on the board of directors of the Midland, Texas Chamber of Commerce. Mr. Scott holds Master and Bachelor of Science degrees in Engineering from New Mexico State University and is a Registered Petroleum Engineer in the State of Texas. Mr. Scott was chosen as a director because of his qualifications which include his more than thirty years in the oil and gas industry, leadership experience and technical expertise as a petroleum engineer.

Nathan W. Walton was appointed to the Board on May 2, 2017. Mr. Walton is a Partner and Co-Head of North American Private Equity within Ares Private Equity Group and a member of the Management Committee of Ares Management. He joined Ares Management in 2006. Mr. Walton serves on the Ares Private Equity Group’s ACOF Investment Committee. He also serves on the Board of Directors of Development Capital Resources, LP, EPIC Midstream Holdings, LP, Halcón Resources Corporation, Salt Creek Midstream LLC, Verdad Resources Holdings LLC and the parent company of BlackBrush Oil & Gas L.P. Mr. Walton holds a B.A. from Princeton University in Politics and an M.B.A. from the Stanford Graduate School of Business. Mr. Walton has experience managing investments in, and serving on the boards of directors of, companies operating in various industries, including the oil and natural gas exploration and production industry. Mr. Walton's qualifications to serve on the board include his vast knowledge of the oil and natural gas exploration and production industry, his directorship experience and investment expertise in the energy industry.

There are no family relationships between our Named Executive officers (as defined below), those members of management noted above and our directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common shares to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

To our knowledge, based on our review of the copies of such reports and written representations that no other reports were required, we believe that all such filing requirements were complied with during the fiscal year ended December 31, 2017.

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

Audit Committee

The Board has designated a standing Audit Committee.  The Audit Committee currently consists of Messrs. Penner (Chairman), Coley and Scott, each of whom the Board has determined to be independent under the rules of the NYSE American LLC and Section 10A of the Exchange Act. The Board has determined that each member of the Audit Committee is financially literate and Mr. Penner is an “audit committee financial expert,” within the meaning proscribed by the rules and regulations promulgated by the SEC. He became a member of the Board effective July 16, 2007. Mr. Penner is a retired senior partner with KPMG, whose career of advising public and private clients on tax and accounting matters has spanned almost 42 years.

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

Item 11. Executive Compensation

Compensation Discussion & Analysis

This Compensation Discussion and Analysis provides information regarding the compensation paid to J. Russell Porter, our former President and Chief Executive Officer (“CEO”), to Michael A. Gerlich, our Senior Vice President and Chief Financial Officer (“CFO”) and to Stephen P. Roberts, our Senior Vice President and Chief Operating Officer (“COO”).  These individuals are referred to as “Named Executive Officers,” as they were our only “Executive Officers,” as such term is defined by the rules promulgated by the SEC, during 2017.

Because Jerry R. Schuyler was not appointed to serve as interim Chief Executive Officer until February 27, 2018, he is not considered a Named Executive Officer for purposes of our Compensation Discussion & Analysis and the tabular compensation disclosures following.

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

Determination of Executive Compensation

Role of the Compensation Committee. Executive compensation is the responsibility of the Compensation Committee.  The Compensation Committee operates under a written charter adopted by the Board.  Randolph C. Coley, Stephen A. Holditch and Ronald D. Scott are members of the Board and the current members of the Compensation Committee.  Mr. Scott is the current Compensation Committee Chairman.  Each member of the Compensation Committee qualifies as an independent director under the NYSE American listing standards and under the Exchange Act.  A copy of the Compensation Committee’s charter is available to shareholders on our website at www.gastar.com.

Philosophy of the Compensation Committee. The Compensation Committee’s philosophy is strongly driven by a “Pay for Performance” compensation approach that focuses on enhancing shareholder value. As described in greater detail below, the Compensation Committee presently targets total compensation, which consists of base salary, annual incentive awards and long-term stock awards at the market 50th percentile of its peer group as determined by an independent third party compensation consultant. If management’s efforts cause the Company’s results to materially exceed or lag behind the results of its peer group, total compensation may be adjusted upward or downward from the market 50th percentile. The Compensation Committee believes that this approach awards and compensates our Named Executive Officers in a manner that fairly and reasonably provides incentives for the enhancement of shareholder value, for the successful implementation of our business plan and the continuous improvement in corporate and personal performance.

During 2017, the Compensation Committee reviewed the cash compensation, performance and overall compensation package for each Named Executive Officer. It then submitted to the Board recommendations with respect to the salary, bonus and participation in equity-based compensation arrangements for each Named Executive Officer. In conducting its review of management’s recommendations, as described below, the Compensation Committee was satisfied that all recommendations complied with the Compensation Committee’s philosophy and guidelines.

Interaction Between the Compensation Committee and Management. Our CEO plays an important role in the executive compensation process and is closely involved in assessing the performance of our CFO and COO. He also makes recommendations to the Compensation Committee regarding base salary, bonus targets, and performance goals established for the annual incentive plan, as well as weighting and equity compensation for our CFO and COO.  Our CEO’s recommendations are based on his review of any market or peer group analysis data provided by our compensation consultant, an assessment of our CFO and COO’s responsibilities and individual performance, our Company performance and the compensation that companies in our peer group pay their executives in comparable positions. Our CFO also plays an important role in our executive compensation process. He makes recommendations to the Compensation Committee regarding the structure of the annual cash bonus awards program and the appropriate performance threshold, target and maximum opportunities of the program. These recommendations are drawn from his previous work experience, informal discussions with other CEOs and with CFOs and review of publicly filed information of other similarly-sized natural gas and oil companies regarding their bonus programs.

Role of Compensation Consultant and Market Analysis. For 2017, the Compensation Committee utilized 2016 peer company data and 2017 published survey sources supplied by Longnecker & Associates (“L&A”) in reviewing and making certain compensation decisions. For the purposes of its report, L&A’s engagement objectives included:

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

Specifically, L&A’s approach was to gather compensation data from (a) public peer companies and (b) published salary surveys and to conduct a market comparison analysis of the gathered data. Prior to beginning its analysis, L&A reviewed the composition of our peer group to assess the continued appropriateness of the group and ensure that the included companies were still relevant for comparative purposes. Based on its review, L&A recommended that companies that had been acquired or delisted, as well as companies whose geographic scope and nature of operations differed from ours be removed. L&A also expanded the number of companies included in our peer group, which was comprised of companies with a similar production profile, revenue base and size, as measured by market capitalization. The updated peer group was approved by the Compensation Committee as representative of the sector in which we operate. Next, L&A analyzed current total direct compensation (base salary, plus annual incentives, plus long-term incentives) as compared to the updated peer group and published survey data based on industry, size and performance. This was followed by developing conclusions and recommended considerations, which were reported to the Compensation Committee.

Companies reviewed by L&A (the “Peer Group”) included:

Abraxas Petroleum Corp.

Approach Resources, Inc.

Bill Barrett Corporation

Comstock Resources Inc.

Contango Oil & Gas Co.

Eclipse Resources Corp.

Halcόn Resources Corporation

Jones Energy, Inc.

Midstates Petroleum Company, Inc.

Penn Virginia Corporation

SandRidge Energy, Inc.

Silverbow Resources, Inc.

SRC Energy Inc.

Based upon 2016 comparative pay information of our peer group developed by L&A and published survey data, the Compensation Committee determined that the Named Executive Officers’ (a) 2017 base salaries were less than 1% above the market 50th percentile of our Peer Group for the CEO and 8% and 9% below the market 50th percentile of our Peer Group for the CFO and COO, respectively, (b) 2017 total cash compensation (base salary, plus the annual cash incentive award) was 30% below the market 50th percentile of our Peer Group for the CEO and CFO, respectively, and 40% below the market 50th percentile of our Peer Group for the COO, (c) 2017 long-term equity awards were 268%, 330%  and 280% above the market 50th percentile of our Peer Group for the CEO, CFO and COO, respectively, and (d) 2017 total direct compensation (base salary, plus the annual cash incentive award, plus equity incentive awards) was 38%, 61%  and 43% above the market 50th percentile of our Peer Group for the CEO, CFO and COO, respectively.  Historically, the long-term equity awards (and the total direct compensation) paid to our CEO and CFO have been below the market 50th percentile of our Peer Group.  Consequently, the 2017 long-term equity awards to the CEO and CFO include a special bonus restricted share grant to vest over five years made upon the recommendation of the Compensation Committee to better align the equity holdings of the CEO and CFO to those of their peers.  These additional one-time awards resulted in an apparent increase over the market median of compensation due to the inclusion of 100% of the value of the multi-year awards (vesting over a five-year period rather than the three-year period typically associated with our long-term equity incentive awards) in a single year.  The 2017 long-term equity award granted to the COO represents the initial grant of restricted shares upon hire.  Based upon these findings, the Compensation Committee believes that the individual pay components and total direct compensation levels of the Named Executive Officers in 2017 approximated competitive market levels.

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

L&A reviewed and provided recommended considerations to the Compensation Committee on the Company’s long-term incentive plan, including the amount of long-term incentives to provide the Named Executive Officers, including the special bonus restricted share grant awarded during 2017, and the form in which those long-term incentive grants were provided to the Named Executive Officers.

Compensation of Our Named Executive Officers and Rationale

Base Salary. Base salary represents the fixed element of the Named Executive Officers’ cash compensation. The base salary reflects results of individual negotiations, economic consideration for each individual’s level of responsibility, expertise, skills, knowledge, experience and performance and reasonable comparability of similar executive base salaries for executives employed by companies in our Peer Group. Since 2015, the Compensation Committee has not adjusted the base salary amounts for our Named Executive Officers from the amounts agreed upon in 2015.  Mr. Porter’s 2017 base salary was less than 1% greater than the market 50th percentile of our Peer Group and Messrs. Gerlich and Roberts’ salaries were less than the market 50th percentile of our Peer Group by 8% and 9%, respectively.  The following table sets forth base salary information for our Named Executive Officers for the periods presented:

	Base Salary
Name and Principal Position	2017	2016	2015
J. Russell Porter, Former President and Chief Executive Officer(1)	$550,000	$550,000	$550,000
Michael A. Gerlich, Senior Vice President and Chief Financial Officer	$325,000	$325,000	$325,000
Stephen P. Roberts, Senior Vice President and Chief Operating Officer(2)	$350,000	$-	$-

(1)	Mr. Porter resigned as Director, President and Chief Executive Officer on February 26, 2018.
(2)	Mr. Roberts was hired as COO on June 5, 2017. The amount reported represents his annualized base salary.

Annual Cash Incentive Awards. Our annual cash incentive awards reflect our philosophy to reward performance.  Historically, these awards provided our Named Executive Officers with an opportunity to earn an annual cash bonus based on pre-established operational and financial performance targets and an evaluation of individual performance.  In response to a volatile industry environment and retention concerns regarding our key talent, the normal annual cash incentive award program for 2016 was replaced with an employee retention award program that provided cash awards for our CEO and CFO which were not dependent upon the usual performance metrics and were equal to 100% of their respective base salary amounts.  The 2016 employee retention awards were paid out in equal installments over five quarters beginning in April 2016 with the last payment made in April 2017.  During 2017, the annual cash incentive awards actually paid to Messrs. Porter, Gerlich and Roberts were 10%, 5% and 5% below the market 50th percentile of our Peer Group, respectively. We resumed the normal annual cash incentive award program for 2017 whereby annual cash incentive awards are based on specific operational and financial performance targets.  For 2017, the Compensation Committee approved an $917,000 total target management cash bonus pool for our Named Executive Officers, which was based on the sum of each of our Named Executive Officer's 2017 “target bonus” opportunities expressed as a percentage of the Named Executive Officer’s base salary.  The bonus pool is accrued throughout the year, and bonuses are normally paid out early in the following year.  Annual cash incentive awards for 2017 performance will be paid to the Named Executive Officers in March 2018.

At the beginning of each year, and as part of our annual budgeting process, specific operational and financial target criteria are established by the Compensation Committee.   The Compensation Committee analyzes the relative importance of each of the target criteria to our business strategy for the upcoming year to develop the appropriate target criteria and their respective weightings.  Each criterion is given a certain weighting with 50% of the potential bonus opportunity contingent on the achievement of specific operational factors, 20% contingent on the achievement of specific financial performance factors and 30% contingent on the achievement of additional per share operational targets and a specific market factor.  During the year in which an annual incentive award program is used, operational and financial performance is measured against the criteria.  Market performance is measured at year-end.  Judgments that the criteria are being met or not being met may lead to an increase in the pool and an adjustment in the bonus accrual.

Criteria and weightings used to calculate the 2017 annual cash incentive award were as follows:

Goal	Threshold	Target	Maximum	Actual	Weighting
Target average annual production (MBoe/d)	6.1	6.7	7.4	6.2	15%
Target proved reserves additions (MBoe)	15,635	17,372	19,109	19,260	10%
Average finding costs ($/Boe)	$8.18	$7.44	$6.69	$6.82	10%
Average controllable lifting costs ($/Boe)	$9.17	$8.34	$7.51	$9.59	5%
Drilling capital efficiency ($/Boe)	$9.19	$8.35	$7.52	$16.63	10%
Operating cash flow ($ in millions)	$13.9	$15.4	$16.9	$12.1	20%
Operating cash flow per share	$0.07	$0.08	$0.09	$0.06	10%
Production per share (Boe)	0.01	0.01	0.01	0.01	5%
Reserves per share (Boe)	0.20	0.22	0.24	0.22	15%

If threshold targets are not met with respect to a criterion, then the portion of the bonus allocable to that criterion is not paid.  At the end of the year, an approved bonus pool is calculated based on the bonus pool criteria accomplishments.  The amount of the calculated bonus pool is subject to adjustment and final approval by the Compensation Committee.  During 2017, five of the nine target goals were achieved or exceeded, with one of the goals, proved reserve additions, achieving the maximum payout.  The Compensation Committee awarded our Named Executive Officers a combined annual cash incentive payout of approximately $661,000 based on the achieved goals weighted bonus target and discretionary performance.

The Compensation Committee’s policy is not to award bonuses if performance targets are not met. The Board, however, maintains the ability to award discretionary bonuses if warranted.  Pursuant to Mr. Porter’s employment agreement, Mr. Porter is guaranteed a minimum bonus equal to 20% of his annual base salary.

The 2018 criteria are expected to be materially similar to those used in 2017.

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

During 2017, the stock-based compensation granted to our CEO and CFO consisted of a combination of restricted shares in the form of a customary annual grant and a special bonus grant and performance-based units (“PBUs”).  The 2017 customary annual grants of restricted common shares vest in one-third increments on the first, second and third anniversaries of the grant date, a vesting period that the Compensation Committee believes is an appropriate balance between longer-term incentives coupled with an element of shorter term reward.  The 2017 special bonus grants of restricted shares vest in one-fifth increments on the first, second, third, fourth and fifth anniversaries of the grant date, a vesting period that the Compensation Committee believed was appropriate to encourage long-term retention of management.  The 2017 grants of PBUs will vest and be measured in full following completion of a three-year period.  The PBUs represent a contractual right to receive shares of the Company’s common stock, an amount of cash equal to the fair market value of a share of the Company’s common stock, or a combination of shares of the Company’s common stock and cash as of the date of settlement based on the number of PBUs to be settled.  Previous grants of PBUs that have vested upon achievement of specific share appreciation targets have been settled in shares of the Company’s common stock upon vesting.  The settlement of PBUs may range from 0% to 200% of the targeted number of PBUs stated in the agreement contingent upon the achievement of certain share price appreciation targets as compared to a peer group index, specifically the iShares Dow Jones U.S. Oil & Gas Exploration & Production Index Fund (NYSEARCA:IEO).  The Compensation Committee adheres to our policy of only granting stock-based compensation grants during open trading windows.  The following table sets forth criteria for determination of earned PBUs for the 2017 grant:

Performance Delta (%)(1)	Payout as a % of the Number of Initial PBUs for which Measurement Date is Occurring	Payout if Share Price Appreciation During the Period is Not Positive
30 or Greater	200%	100%
25	180%	90%
20	160%	80%
15	140%	70%
10	120%	60%
0	100%	50%
-5	75%	38%
-10	50%	28%
Less than -10.01	0%	0%

(1)

Equal to the difference between the share price appreciation of the Company and the share price appreciation of the peer group index for the period beginning on the first day of the performance period and ending at the end of the applicable measurement date.

In January 2017, Messrs. Porter and Gerlich received the customary annual restricted common share grants of 372,741 shares and 171,310 shares, respectively.  These restricted common share grants were initially awarded as restricted stock units conditioned upon receipt of shareholder approval for additional shares under our Long-Term Incentive Plan.  Upon receipt of shareholder approval, the restricted stock units were converted to restricted common share grants on a one share for one unit basis.  In addition to restricted common shares, Messrs. Porter and Gerlich received PBU grants of 372,741 units and 171,310 units, respectively.  As described in greater detail above, in August 2017, Messrs. Porter and Gerlich received special bonus restricted common share grants of 2,200,000 and 1,200,000 shares, respectively.  The combined fair values of these grants calculated to be 618% and 530% of Messrs. Porter and Gerlich’s base salaries, respectively, which placed Messrs. Porter and Gerlich 268% and 330%, respectively, above the market 50th percentile of our Peer Group.  The goal of the Compensation Committee has been to move more of the Named Executive Officers’ total executive compensation to variable, or “at-risk,” and thus further align the interest of the officer with the shareholders by providing the Named Executive Officers a greater stake in our long-term performance.  The 2017 restricted stock and PBU grants were consistent with this goal.

Upon vesting on January 30, 2017, the third tranche of PBUs granted on January 31, 2014 to Messrs. Porter and Gerlich settled at zero percent and no shares were issued.  PBUs granted prior to 2015 vested equally and settlement was determined annually over a three-year period.

During 2017, stock-based compensation granted to our COO consisted of a restricted share grant upon hire.  In June 2017, Mr. Roberts received a restricted common share grant of 1,500,000 shares.  These restricted common share grants were initially awarded as restricted stock units conditioned upon receipt of shareholder approval for additional shares under our Long-Term Incentive Plan.  Upon receipt of shareholder approval, the restricted stock units were converted to restricted common share grants on a one share for one unit basis.  As an executive new hire grant, the award is considerably larger than the annual grants to be made to Mr. Roberts in the future.  The fair value of this grant calculated to be 480% of Mr. Roberts’ base salary which placed Mr. Roberts’ 280% above the market 50th percentile of our Peer Group.  Mr. Roberts will qualify for the customary annual restricted share and PBU grants in 2018.

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

In 2017, the Company’s compensation to Mr. Porter exceeded the deductibility limits under Section 162(m) of the Code. Mr. Porter’s total compensation exceeded the deductibility limit by approximately $179,000, which represented a cost to the company of approximately $44,000 as a result of the lost tax deduction.

The lost deduction was a result of the value of the restricted stock vesting in 2017 which had been awarded in prior years coupled with the remaining payments during 2017 of the service-based retention bonus awarded in 2016.  The Compensation Committee believes that this amount, including the cost of the lost tax deduction, was justifiable in order to be competitive with peer companies. Restricted stock does not constitute performance-based compensation under Section 162(m) of the Code and to the extent our stock price increases, a portion of the restricted stock vesting in future years could be nondeductible.  In addition, except to the extent compensatory awards or agreements are “grandfathered,” our ability to rely on the exception for performance-based compensation was eliminated beginning in 2018 and the limitation on deductibility under Section 162(m) of the Code was expanded to include all Named Executive Officers and certain former Named Executive Officers.  As a result, the Company may be precluded from taking a federal income tax deduction for any compensation paid to its Named Executive Officers in excess of $1.0 million.  While the Compensation Committee generally considers the deductibility of compensation when making decisions, the Compensation Committee retains the right to pay nondeductible compensation to our named executive officers in order to maintain its flexibility in structuring appropriate compensation programs it feels to be appropriate.

Post Termination Compensation and Benefits

Our CEO and CFO are each party to an employment agreement which provides for payments and benefits in connection with certain termination of employment scenarios. In addition, in connection with Mr. Porter’s departure, we entered into a Separation and Release Agreement with the Company pursuant to which certain payments and benefits were made available to Mr. Porter.

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

Consideration of Previous Shareholder Advisory Vote

In June 2017, our shareholders approved the compensation of our Named Executive Officers as described in our 2017 proxy statement, with approximately 98% of shareholder votes cast in favor of our 2017 “say-on-pay” resolution (excluding abstentions and broker non-votes).  The Compensation Committee considered these results as evidence of support for our compensation program and decisions as described in our 2017 proxy statement, and as grounds for maintaining a similar approach for 2018.

Additionally, the Compensation Committee considered the economic environment and continued the following compensation practices previously implemented in late 2015 and early 2016 for 2017 Named Executive Officer compensation:

(i)	Continued salary freeze at 2015 base salary levels; and
(ii)	Reduction of 30% of 2017 long-term incentive awards.

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

Our officers and directors are required to meet the applicable requirements within three years of appointment to the position subject to the policy.  Vested and purchased shares of common stock are considered under the policy.  The value of stock holdings in any year is determined using the average per share closing price of our common stock for the preceding calendar year.

Officers are required to continuously own sufficient shares to meet the stock ownership requirement once attained.  If an officer attains compliance with the stock ownership policy and subsequently falls below the requirement because of a decrease in the price of our common stock, the officer will be deemed in compliance provided that the officer retains the shares then held until compliance is obtained.

As of December 31, 2017, all of our Named Executive Officers were in compliance with the stock ownership policy, as applicable.

Summary Compensation and Awards

Summary Compensation Table

The following table and discussion below sets forth information about the compensation awarded to, earned by or paid to our Named Executive Officers during the years ended December 31, 2017, 2016 and 2015:

Name and Principal Position	Year	Base Salary	Bonus(1)	Restricted Stock and PBUs(2)	All Other Compensation(3)	Total
J. Russell Porter(4)	2017	$550,000	$220,000	$3,397,874	$35,800	$4,203,674
President and Chief	2016	$550,000	$330,000	$1,136,398	$10,600	$2,026,998
Executive Officer	2015	$550,000	$263,537	$1,549,738	$10,600	$2,373,875

Michael A. Gerlich	2017	$325,000	$130,000	$1,724,093	$10,800	$2,189,893
Senior Vice President and	2016	$325,000	$195,000	$537,205	$10,600	$1,067,805
Chief Financial Officer	2015	$325,000	$138,424	$732,606	$10,600	$1,206,630

Stephen P. Roberts(5)	2017	$201,294	$75,000	$1,680,000	$4,846	$1,961,140
Senior Vice President and Chief Operating Officer

(1)

Bonus amounts for Messrs. Porter and Gerlich represent the remaining 40% of the cash retention award granted in 2016 paid in 2017.  Bonus amounts for 2016 represent performance-based annual cash incentive awards earned in 2016 which amount reflects 60% of the 2016 retention award granted and paid in 2016.  Bonus amounts for 2015 represent bonuses earned in the year presented but paid in the immediately succeeding year.  The bonus amount for Mr. Roberts represents the cash incentive award he was granted upon hire as a sign-on bonus.

(2)

The dollar values of restricted share and PBU awards provided are equal to the aggregate grant date fair value of such award grants awarded to Messrs. Porter and Gerlich during the years ended December 31, 2017, 2016 and 2015 calculated in accordance with Financial Accounting Standards Codification Topic 718 (“ASC 718”) prior to a deduction for estimated forfeitures related to service-based conditions.  For a description of the assumptions used in calculating these amounts for 2017, see Item 8. “Financial Statements and Supplementary Data, Note 9. Equity Compensation Plans” included in this Form 10-K.  The dollar value of restricted stock awards provided for Mr. Roberts equals the grant date fair value of his initial restricted share grant upon hire calculated in accordance with ASC 718 prior to a deduction for estimated forfeitures related to service-based conditions.

(3)

All other compensation for Messrs. Gerlich and Roberts includes the Company’s contribution to the Named Executive Officers’ retirement plans.  All other compensation for Mr. Porter includes the Company’s contribution to the Named Executive Officers’ retirement plans and social club dues.

(4)

Mr. Porter resigned his positions as President, Chief Executive Officer and director of the Company, effective February 26, 2018.  Mr. Porter will remain employed by the Company until March 31, 2018 to assist with transitional matters.

(5)

Mr. Roberts was hired on June 5, 2017.  As such, the base salary amount presented here represents a proration of his total annual base salary amount of $350,000 to reflect actual compensation earned during 2017.

Grants of Plan-Based Awards

The following table shows certain information about the restricted shares and PBUs granted to our Named Executive Officers during the year ended December 31, 2017.

		Estimated Future Payout Under Equity Incentive Plan Awards(2)				All Other Equity Awards:	Grant Date Fair Value
Name	Date	Threshold	Target	Maximum	Grant Date Fair Value of PBUs(1)	Number of Shares of Stock	of Stock Awards(1)
J. Russell Porter	1/30/2017	—	—	—	—	372,741	$618,750
	1/30/2017	—	372,741	745,482	$887,124	—	$—
	8/1/2017	—	—	—	—	2,200,000	$1,892,000
Michael A. Gerlich	1/30/2017	—	—	—	—	171,310	$284,375
	1/30/2017	—	171,310	342,620	$407,718	—	$—
	8/1/2017	—	—	—	—	1,200,000	$1,032,000
Stephen P. Roberts	6/12/2018	—	—	—	—	1,500,000	$1,680,000

(1)

The grant date fair value of the respective restricted share and PBU grants is calculated in accordance with ASC 718.  Restricted shares granted on January 30, 2017 to Messrs. Porter and Gerlich and on June 12, 2017 to Mr. Roberts are scheduled to vest in substantially equal tranches over a three-year period beginning on the first anniversary date of the grant.  Restricted shares granted on August 1, 2017 to Messrs. Porter and Gerlich are scheduled to vest in equal tranches over a five-year period beginning on the first anniversary of the grant date.  These PBUs are scheduled to cliff-vest on the third anniversary date of the grant subject to the satisfaction of certain performance objectives as described in further detail in the section entitled “ – Compensation of Our Named Executive Officers and Rationale – Long-Term Stock-Based Compensation” under Compensation Discussion & Analysis.  Upon vesting, the PBUs can be settled at 0% to 200% depending upon our stock price performance.

(2)

The estimated future payout for PBUs assumes a target payout of 100% of units granted and a maximum payout of 200% of units granted. For additional information, see “Compensation of Our Named Executive Officers and Rationale – Long-Term Stock-Based Compensation” in Compensation Discussion & Analysis.”

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

See the sections entitled “—Post Termination Compensation and Benefits” and “—Potential Payments Upon Termination or Change of Control” for further discussion of the terms of the Severance Plan.

Employment Agreements. We entered into employment agreements with J. Russell Porter, our former President and CEO, and Michael A. Gerlich, our CFO, effective February 24, 2005 and May 17, 2005, respectively, each amended on July 25, 2008. Mr. Porter’s employment agreement was amended on February 3, 2011 to remove a provision that allowed him to trigger severance payments by providing the Company with six months’ notice. Mr. Gerlich’s employment agreement was amended on April 10, 2012 (effective as of January 1, 2012) to reflect the change in his target bonus amount used for purposes of determining his severance entitlement under his employment agreement. The agreements with Messrs. Porter and Gerlich set forth, among other things, annual compensation, and adjustments thereto, minimum bonus payments, fringe benefits, termination and severance provisions. The agreements with Messrs. Porter and Gerlich renew annually; however, their employment under the employment agreements may be terminated at any time with or without cause.

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

Mr. Gerlich’s employment agreement provides that the Compensation Committee may, on a yearly basis or more frequently, award Mr. Gerlich a discretionary bonus or bonuses based not only on the positive results of our operations and business but on Mr. Gerlich’s contribution as CFO. Such bonuses may take the form of cash compensation, the award of common shares or stock options, royalty rights or otherwise.

Salary and Cash Bonus in Proportion to Total Compensation

The following table sets forth the percentage of each Named Executive Officer’s total compensation that we paid in the form of base salary and cash bonus earned (excluding long-term incentive cash awards) for 2017.

Base Salary and Cash Bonuses as a Percentage of Total Compensation
J. Russell Porter	18%
Michael A. Gerlich	21%
Stephen P. Roberts	20%

Outstanding Equity Awards at Fiscal Year-End 2017

The following table sets forth information about outstanding equity awards held by our Named Executive Officers as of December 31, 2017:

		Option Awards				PBU Awards		Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of PBUs That Have Not Vested(1)	Market Value of PBUs That Have Not Vested(1)	Number of Shares of Restricted Stock That Have Not Vested	Market Value of Shares of Restricted Stock That Have Note Vested (2)
J. Russell Porter(3)	3/19/2009	30,000	—	$2.60	3/19/2019	—	—	—	—
	1/30/2015	—	—	—	—	286,458	$2,865	—	—
	1/30/2016	—	—	—	—	404,412	$335,662	—	—
	1/30/2017	—	—	—	—	372,741	$432,380	—	—
	1/30/2015	—	—	—	—	—	—	95,486	$100,260
	1/30/2016	—	—	—	—	—	—	269,608	$283,088
	1/30/2017	—	—	—	—	—	—	372,741	$391,378
	8/01/2017	—	—	—	—	—	—	2,200,000	$2,310,000
Michael A. Gerlich(4)	3/19/2009	20,000	—	$2.60	3/19/2019	—	—	—	—
	1/30/2015	—	—	—	—	135,417	$1,354	—	—
	1/30/2016	—	—	—	—	191,176	$158,676	—	—
	1/30/2017	—	—	—	—	171,310	$198,720	—	—
	1/30/2015	—	—	—	—	—	—	45,139	$47,396
	1/30/2016	—	—	—	—	—	—	127,451	$133,824
	1/30/2017	—	—	—	—	—	—	171,310	$179,876
	8/01/2017	—	—	—	—	—	—	1,200,000	$1,260,000
Stephen P. Roberts(5)	6/12/2017	—	—	—	—	—	—	1,500,000	$1,575,000

(1)

For purposes of this table, we assumed that the unvested PBUs granted on January 30, 2015 will vest at the target of 100% with a fair value of $0.01 per unit on December 31, 2017, the unvested PBUs granted on January 30, 2016 will vest at the target of 100% with a fair value of $0.83 per unit on December 31, 2017 and the unvested PBUs granted on January 30, 2017 will vest at the target of 100% with a fair value of $1.16 per unit at December 31, 2017.

(2)	Amounts reported under this column were calculated using the closing price of our common shares on December 29, 2017 (the last trading day of 2017) which was $1.05.
(3)

The 95,486 unvested restricted common shares granted to Mr. Porter on January 30, 2015 vested 100% on January 30, 2018.  The 269,608 unvested restricted common shares granted to Mr. Porter on January 30, 2016 vested 50.0% on January 30, 2018 and 50% are scheduled to vest on January 30, 2019.  The 372,741 unvested restricted common shares granted to Mr. Porter on January 30, 2017 vested 33.3% on January 30, 2018, and 33.3% are scheduled to vest on January 30, 2019 and 2020, respectively.  The 2,200,000 unvested restricted common shares granted to Mr. Porter on August 1, 2017 are scheduled to vest 20.0% on August 1, 2018, 2019, 2020, 2021 and 2022, respectively.  The 286,458 unvested PBUs granted to Mr. Porter on January 30, 2015 vested 100% on January 30, 2018.  The 404,412 unvested PBUs granted to Mr. Porter on January 30, 2016 were scheduled to vest 100% on January 30, 2019.  The 372,741 unvested PBUs granted to Mr. Porter on January 30, 2017 were scheduled to vest 100% on January 30, 2020.  Mr. Porter will forfeit all unvested PBUs effective with his resignation on March 31, 2018.

(4)

The 45,139 unvested restricted common shares granted to Mr. Gerlich on January 30, 2015 vested 100% on January 30, 2018.  The 127,451 unvested restricted common shares granted to Mr. Gerlich on January 30, 2016 vested 50.0% on January 30, 2018 and 50% are scheduled to vest on January 30, 2019.  The 171,310 unvested restricted common shares granted to Mr. Gerlich on January 30, 2017 vested 33.3% on January 30, 2018 and 33.3% are scheduled to vest on January 30, 2019 and 2020, respectively.  The 1,200,000 unvested restricted common shares granted to Mr. Gerlich on August 1, 2017 are scheduled to vest 20.0% on August 1, 2018, 2019, 2020, 2021 and 2022, respectively. The 135,417 unvested PBUs granted to Mr. Gerlich on January 30, 2015 vested 100% on January 30, 2018.  The 191,176 unvested PBUs granted to Mr. Gerlich on January 30, 2016 are scheduled vest 100% on January 30, 2019.  The 171,310 unvested PBUs granted to Mr. Gerlich on January 30, 2017 are scheduled to vest 100% on January 30, 2020.

(5)	The 1,500,000 unvested restricted common shares granted to Mr. Roberts on June 12, 2017 are scheduled to vest 33.3% on June 12, 2018, 2019 and 2020, respectively.

Restricted Stock and PBUs Vested for 2017

During the year ended December 31, 2017, our Named Executive Officers exercised no stock options. The following restricted common shares vested to the benefit of our Named Executive Officers during 2017:

	Stock Awards
Name	Grant Date	Vesting Date	Gross Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
J. Russell Porter	1/30/2014	1/30/2017	38,793	$64,396
	1/30/2015	1/30/2017	95,486	$158,507
	1/30/2016	1/30/2017	134,804	$223,775
Michael A. Gerlich	1/30/2014	1/30/2017	17,529	$29,098
	1/30/2015	1/30/2017	45,139	$74,931
	1/30/2016	1/30/2017	63,725	$105,784

(1)	Equals the closing stock price of our common shares on the last trading day prior to the applicable vesting date multiplied by the number of restricted shares vested on such date.

Performance Based Units
Name	Grant Date	Vesting Date	Number of Shares Acquired on Vesting(1)	Value Realized on Vesting(2)
J. Russell Porter	1/30/2014	1/30/2017	—	$—
Michael A. Gerlich	1/30/2014	1/30/2017	—	$—

(1)	The third tranche of the January 30, 2014 PBU grant vested at 0% of the amount granted.
(2)	Equals the closing stock price of our common shares on the last trading day prior to the applicable vesting date multiplied by the number of PBUs vested on such date.

Potential Payments Upon Termination or Change of Control

The table below discloses the amount of compensation and/or other benefits due to the Named Executive Officers in the event of their termination of employment, including, but not limited to, in connection with a change in control.

The amounts shown for Messrs. Porter and Gerlich below assume that such termination was effective as of December 31, 2017, and thus include amounts earned through such date and are estimates of the amounts that would be paid to the Named Executive Officers upon their respective termination.  The actual amounts to be paid can only be determined at the time the Named Executive Officer is terminated.

Named Executive Officer and Post Termination Compensation and Benefits	Termination for other than Reasonable Cause (1)	Constructive Termination and Termination in Connection with Change of Control (2)	Termination for Reasonable Cause (3)	Death (1)(4)	Disability (1)(4)
J. Russell Porter:
Salary	$2,475,000	$3,118,500	$—	$2,475,000	$2,475,000
Accrued Vacation	23,798	23,798	23,798	23,798	23,798
Paid health and medical	32,868	32,868	—	32,868	32,868
Parachute tax gross-up payment (5)	—	2,421,624	—	—	—
Equity compensation (6)	—	4,201,518	—	—	—
Total	$2,531,666	$9,798,308	$23,798	$2,531,666	$2,531,666
Michael A. Gerlich:
Salary	$1,527,500	$1,527,500	$—	$1,527,500	$1,527,500
Accrued Vacation	21,094	21,094	21,094	21,094	21,094
Paid health and medical	32,868	32,868	—	32,868	32,868
Parachute tax gross-up payment (5)	—	1,122,865	—	—	—
Equity compensation (6)	—	2,143,893	—	—	—
Total	$1,581,462	$4,848,220	$21,094	$1,581,462	$1,581,462
Stephen P. Roberts:
Salary	$—	$875,000	$—	$—	$—
Accrued Vacation	5,889	5,889	5,889	5,889	5,889
Paid health and medical	—	32,868	—	—	—
Parachute tax gross-up payment (5)	—	1,369,713	—	—	—
Equity compensation (6)	—	1,575,000	—	—	—
Total	$5,889	$3,858,470	$5,889	$5,889	$5,889

(1)

Per Mr. Porter’s employment agreement, if he is involuntarily terminated for any reason other than for Reasonable Cause (as defined below) and if proper notice is received, Mr. Porter will be entitled to a lump sum severance payment equal to the product of 4.5 multiplied by the highest annual base salary in effect at any time during the one year period preceding his termination. At December 31, 2017, Mr. Porter’s severance was calculated by multiplying $550,000 by 4.5. If Mr. Porter is considered a “specified employee” under Section 409A of the Code at the time of his termination, this payment will be delayed for a period of six months if necessary to avoid the additional excise tax under Section 409A of the Code. If Mr. Porter timely elects COBRA continuation coverage, he and his family will be entitled to continuation of health insurance at our expense, subject to the limitations imposed by law and our insurance plan, which is currently 18 months (the “COBRA Continuation Period”). As of December 31, 2017, the cost for health and medical coverage for Mr. Porter as an employee was $1,826 per month. Mr. Porter currently is entitled to 20 working days of vacation per year. He would receive a lump-sum cash payment of his unused vacation time of up to 10 days that are not used during each year employed. As of December 31, 2017, Mr. Porter had available 14.9 days of accrued but unused vacation pay and thus was only paid for 10 days. In addition, effective on Mr. Porter’s termination for any reason other than if Mr. Porter elects to terminate his own employment, the unvested portion of all stock options held by Mr. Porter will immediately vest and be exercisable for a period of 90 days. All other terms and conditions of his stock options will remain unchanged, including provision that all stock options will terminate 90 days after Mr. Porter’s termination. As of December 31, 2017, Mr. Porter had no unvested stock options to acquire common shares and he had no vested stock options that were “in-the-money” that could be exercised upon his termination of employment. On December 31, 2017, he had 2,937,835 unvested restricted common shares, which would be canceled upon his termination. On December 31, 2017, Mr. Porter had 650,770 unvested PBUs that could potentially vest upon termination and 412,841 unvested PBUs, which would be canceled upon his termination.

Per Mr. Gerlich’s employment agreement, if he is involuntarily terminated for any reason other than for Reasonable Cause (as defined below), he will be entitled to a lump sum severance payment equal to the product of 2.5 and the sum of (1) his highest annual base salary in effect at any time during the one year period preceding his termination (at December 31, 2017, this amount was $325,000) and (2) his target bonus amount of 88% of his base salary ($286,000). If Mr. Gerlich is considered a “specified employee” under Section 409A of the Code at the time of his termination, this payment will be delayed for a period of six months if necessary to avoid the additional excise tax under Section 409A of the Code. If Mr. Gerlich timely elects COBRA continuation coverage, he and his family will be entitled to continuation of health insurance at our expense, during the COBRA Continuation Period. If Mr. Gerlich dies during the COBRA Continuation Period, his family will be entitled to continuation of health insurance at our expense, subject to the limitations imposed by law and our insurance plan. At December 31, 2017 the maximum cost over the 18-month period was $1,826 per month. In addition, Mr. Gerlich will receive a lump-sum cash payment of his unused vacation time of up to 10 days per each year employed, up to a maximum of 15 days. As of December 31, 2017, Mr. Gerlich had 22.8 days of available accrued but unused vacation and thus was only paid for 15 days. Per Mr. Gerlich’s stock option agreements, he will have 90 days after termination to exercise all vested options. As of December 31, 2017, Mr. Gerlich did not have any unvested options and had no vested options that were “in-the-money” that could be exercised upon his termination of employment. Additionally, on December 31, 2017, he had 1,543,900 unvested restricted common shares, which would be canceled upon his termination. On December 31, 2017, Mr. Gerlich had 306,142 unvested PBUs that could potentially vest upon termination and 191,761 unvested PBUs, which would be canceled upon his termination.

Mr. Roberts is not a party to an employment agreement and thus, there is no obligation for payment other than accrued vacation upon involuntary termination for other than reasonable cause.

(2)

The Severance Plan provides that if an employee incurs an involuntary termination within a two-year period following a change of control (or, in certain limited circumstances, during the six month period prior to a change of control), covered employees, including Named Executive Officers, will receive a lump-sum cash payment equal to the applicable severance period times the sum of the covered employee’s annual pay and target bonus, contingent on the employee executing a full release and settlement agreement. Mr. Porter’s severance period is 3 years, and his annual salary and 89% target bonus at December 31, 2017 were $550,000 and $489,500, respectively. Mr. Gerlich’s severance period is 2.5 years, and his annual salary and 88% target bonus at December 31, 2017 were $325,000 and $286,000, respectively. Mr. Roberts’ severance period is 2.5 years, and his annual salary and 88% target bonus at December 31, 2017 were $350,000 and $308,000, respectively. The Employee Severance Plan provides that if there is a change of control, covered employees, including Named Executive Officers, will be eligible to receive reimbursement of COBRA costs. Other termination or severance compensation is determined by the individual Named Executive Officer’s employment agreement. The Severance Plan does not change the specific, non-change of control severance payments in place under the existing employment agreements with our Named Executive Officers but does provide change of control severance benefits to the Named Executive Officers only if they are greater than the severance benefits provided under the employment agreement. The Severance Plan does not allow for any duplication of severance benefits. Additionally, the award agreements for the Named Executive Officers restricted stock, PBUs and stock option agreements provide for the acceleration of vesting upon a change of control, thus the amounts in the table above reflect the acceleration of the outstanding restricted stock and PBUs awards each Named Executive Officer held as of December 31, 2017. As of December 31, 2017, no stock option awards were unvested so no value has been included in the table above with respect to the accelerated vesting of stock options.

(3)

Per their respective employment agreements, we are not obligated to pay any amounts to Messrs. Mr. Porter or Gerlich other than accrued and unused vacation days and their pro-rata base salary through the date of his termination of employment, as a result of a termination for Reasonable Cause (as defined below). Only the stock options held by Messrs. Porter and Gerlich that were already vested as of December 31, 2017, would remain eligible for exercise following his termination of employment.  Mr. Roberts is not a party to an employment agreement and thus, there is no obligation for payment other than accrued vacation upon termination for reasonable cause.

(4)

Per their respective employment agreements, if Messrs. Porter’s or Gerlich’s employment terminates due to death, his eligible beneficiary will be entitled to receive his severance payment as described in Footnote 1 above. If Messrs. Porter’s or Gerlich’s employment terminates due to Disability (as defined below), he shall be entitled to receive a severance payment in the form and amount as determined in Footnote 1 above.  Mr. Roberts is not a party to an employment agreement and thus, there is no obligation for payment other than accrued vacation to his eligible beneficiary upon death or disability.

(5)

Our Severance Plan provides that if the Named Executive Officer receives a payment or benefit that is subject to the “golden parachute” excise tax, the Named Executive Officers will receive an additional payment under the severance plan to make him or her “whole” for that excise tax and any taxes on the additional parachute tax gross-up payment (the “gross-up payment”). If the total payments provided to an individual that were contingent on a change in control exceed three times an individual’s “base amount,” that individual is considered to be receiving a “parachute payment.” If the individual is considered to have received a “parachute payment,” then a tax will be imposed on any “excess parachute payment” amount, which is the amount in excess of one times the individual’s “base amount.” To determine Messrs. Porter’s and Gerlich’s amount of the gross-up payment, Messrs. Porter’s and Gerlich’s “base amount” was calculated using the five-year average of his compensation for the years 2013-2017. In making the calculation, the following assumptions were used: (a) the change of control occurred on December 31, 2017, (b) the closing price of our stock was $1.05 on such date, (c) the excise tax rate under Section 4999 of the Code is 20%, the federal income tax rate is 37.0%, the Medicare rate is 1.45%, the adjustment to reflect the phase-out of itemized deductions is 1.05%, and there is no state or local income taxes, (d) no amounts will be discounted as attributable to reasonable compensation, (e) all cash severance payments are contingent upon a change of control, (f) the presumption required under applicable regulations that the equity awards granted were contingent upon a change of control could be rebutted.  To determine Roberts’ amount of the gross-up payment, Mr. Roberts’ “base amount” was calculated using the five-year average of his compensation for the years 2013-2017, which amounted to just wages received in 2017 for the period June to December 2017. In making the calculation, the following assumptions were used: (a) the change of control occurred on December 31, 2017, (b) the closing price of our stock was $1.05 on such date, (c) the excise tax rate under Section 4999 of the Code is 20%, the federal income tax rate is 37.0%, the Medicare rate is 1.45%, the adjustment to reflect the phase-out of itemized deductions is 1.05%, and there is no state or local income taxes, (d) no amounts will be discounted as attributable to reasonable compensation, (e) all cash severance payments are contingent upon a change of control, (f) the presumption required under applicable regulations that the equity awards granted were contingent upon a change of control could be rebutted.

(6)

The award agreements for the Named Executive Officers restricted stock, PBUs and stock options agreements, where applicable, provide for the acceleration of vesting upon a change of control, thus the amounts in the table above reflect the acceleration of the outstanding PBUs and restricted stock awards each Named Executive Officer held as of December 31, 2017. As of December 31, 2017, no stock option awards were unvested so no value has been included in the table above with respect to the accelerated vesting of stock options. The amount shown is the product of the number of restricted shares and PBUs held by the Named Executive Officer times the closing price of our common shares on December 29, 2017 (the last trading day of 2017), which was $1.05 per common share.

In connection with Mr. Porter’s departure, he entered into a Separation and Release Agreement with us, whereby (a) Mr. Porter immediately resigned from all positions, offices and directorships with us and our affiliates or subsidiaries, (b) Mr. Porter’s employment with us is terminated effective March 31, 2018 (the “Termination Date”); (c)  Mr. Porter agreed to enter into a release of claims (the “Release”) in our favor no earlier than the Termination Date and no later than the 21st day following the Termination Date; (d) subject to execution and delivery and continued effectiveness of the Release, a total of 2,583,298  shares of restricted stock held by Mr. Porter will vest; (e) subject to execution and delivery and continued effectiveness of the Release, Mr. Porter will receive $3,483,430 as a severance payment, which represents amounts he was entitled to receive pursuant to his employment agreement (including payment for accrued and unused vacation), plus a supplemental amount as consideration for his willingness to make himself available in a consulting capacity for a period of time following his separation;  (f) additional services as a consultant following the Termination Date will be paid to Mr. Porter at an hourly rate; (g) we will reimburse (or pay on his behalf) Mr. Porter’s COBRA insurance premiums through the eighteenth month anniversary of the termination, in accordance with the terms of his employment agreement; and (h) Mr. Porter will remain subject to certain noncompetition, noninterference and nonsolicitation covenants.

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

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of employees of Gastar Exploration Inc. and the annual total compensation of Mr. Porter, our former President and CEO, for 2017:

Median Employee total annual compensation	$159,111
Mr. Porter (former CEO) total annual compensation	$4,203,674
Ratio of CEO to Median Employee compensation	26.4 to 1

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our former CEO, we took the following steps:

•

We determined that, as of December 31, 2017, our employee population consisted of 48 individuals with all of these individuals located in the U.S. (as reported in Part I, Item 1, “Business”). This population consisted of our full-time and part-time employees, as we do not have temporary or seasonal workers. We selected December 31, 2017, as our identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.

•

We used a consistently applied compensation measure to identify our median employee by comparing the amount of salary or wages, bonuses and restricted stock awards that vested in 2017 as reflected in our payroll records. To make them comparable, salaries for newly hired employees who had worked less than one year were annualized and the target incentive amount was applied to their total compensation measure.

•

We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our former CEO, are located in the U.S., we did not make any cost of living adjustments in identifying the median employee.

•

After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2017 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $156,882.

•

With respect to the annual total compensation of our former CEO, we used Mr. Porter’s salary, bonus, restricted stock and PBU awards granted and all other compensation for the 2017 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $4,203,674.

Director Compensation

For the year ended December 31, 2017, non-employee directors received the following fees:

•	An aggregate of $70,000 per year for a director retainer;
•	An aggregate of $50,000 per year for the Chairman of the Board;
•	An aggregate of $15,000 for the Chairman of the Audit Committee;
•	An aggregate of $10,000 per year for the Chairman of the Compensation Committee;
•	An aggregate of $10,000 per year for the Chairman of the Nominating & Governance Committee; and
•	An aggregate of $10,000 per year for the Chairman of the Reserves Review Committee.

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

The following table shows certain information about non-employee director compensation for the year ended December 31, 2017:

Director Compensation Table

Director	Fees Earned or Paid in Cash	Stock Awards(1)	Total
John H. Cassels	$72,500	$100,000	$172,500
Randolph C. Coley	$80,000	$100,000	$180,000
Stephen A. Holditch	$80,000	$100,000	$180,000
Robert D. Penner	$85,000	$100,000	$185,000
Jerry R. Schuyler	$127,500	$100,000	$227,500
Ronald D. Scott(2)	$46,667	$66,667	$113,334
Nathan W. Walton(2)	$46,667	$66,667	$113,334

(1)

Amounts reflect the grant date fair value of restricted common stock grants awarded to each of our outside directors during the year ended December 31, 2017, calculated in accordance with ASC 718 prior to a deduction for estimated forfeitures related to service-based vesting conditions.

(2)	Messrs. Scott and Walton were elected to the Board on May 2, 2017.

The following table sets forth information about outstanding equity awards held by our Directors as of December 31, 2017:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Restricted Stock That Have Not Vested	Market Value of Shares of Restricted Stock That Have Not Vested(1)
John H. Cassels(2)	1/30/2017	—	—	—	—	60,241	$63,253
Randolph C. Coley(3)	1/14/2010	40,000	—	$4.27	1/14/2020	—	—
	1/30/2014	—	—	—	—	60,241	$63,253
Stephen A. Holditch(3)	1/30/2017	—	—	—	—	60,241	$63,253
Robert D. Penner(3)	3/19/2009	15,000	—	$2.60	3/19/2019	—	—
	1/30/2017	—	—	—	—	60,241	$63,253
Jerry R. Schuyler(3)	1/30/2017	—	—	—	—	60,241	$63,253
Ronald D. Scott(4)	5/2/2017	—	—	—	—	52,910	$55,556
Nathan W. Walton(4)	5/2/2017	—	—	—	—	52,910	$55,556

(1)	The amounts reported in this column were calculated using the closing price of our common shares on December 29, 2017 (the last trading day of 2017) which was $1.05.
(2)	The 60,241 unvested restricted common shares granted to Mr. Cassels on January 30, 2017 vested 100% on December 31, 2017 upon his retirement.
(3)	The 60,241 unvested restricted common shares granted on January 30, 2017 vest 100% on January 30, 2018.
(4)	The 52,910 unvested restricted common shares granted on May 2, 2017 vest 100% on January 30, 2018.

For the year ending December 31, 2018, non-employee directors are expected to receive the fees listed below. The annual retainer fees are to be paid semi-annually in arrears for the prior quarters.

Annual director retainer	$70,000
Chairman of Board annual retainer(1)	$50,000
Lead Director retainer(2)	$25,000
Chairman of Audit Committee annual retainer	$15,000
Chairman of Compensation Committee annual retainer	$15,000
Chairman of Nominating & Corporate Governance Committee annual retainer	$10,000
Chairman of Reserves Review Committee retainer	$10,000

(1)

Effective February 27, 2018, Mr. Schuyler, Chairman of the Board, was appointed interim Chief Executive Officer of the Company and the remainder of this retainer will not be paid as Mr. Schuyler now receives a salary.

(2)	Effective February 27, 2018, Mr. Coley was appointed Lead Director.

There will be no additional amounts paid for meeting or committee attendance.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2017, Messrs. Cassels, Coley and Schuyler each served as members of the Compensation Committee during all of the year.  None of these directors is or has ever served as one of our officers or employees. None of our executive officers serves or has served as a director or member of a board of directors or compensation committee (or committee performing similar functions) of any other entity, one or more of whose executive officers serve on the Board or Compensation Committee.

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

/s/ Ronald D. Scott, Chairman

/s/ Randolph C. Coley

/s/ Stephen A. Holditch

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

The table below is based upon information supplied by executive officers, directors, principal shareholders and from documents filed with the SEC. Applicable percentages are based on 220,895,069 shares of common stock, 4,045,000 shares of Series A Preferred Stock and 2,140,000 shares of Series B Preferred Stock outstanding on March 12, 2018. To the knowledge of our directors and executive officers, as of March 12, 2018, no person, firm or corporation owns, directly or indirectly, or exercise control or direction over voting securities carrying more than 5% of the voting rights attached to any class of our voting securities, except as indicated below. Unless otherwise stated and subject to community property laws where applicable, management believes that all persons named in the following table have sole voting and investment power over all shares of common and preferred stock reported as beneficially owned by them.

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding
Our greater than 5% shareholders:
Ares Management, L.P.(1)	56,712,088	25.7%
2000 Avenue of the Stars, 12th Floor
Los Angeles, CA 90067
Fir Tree Capital Management LP(2)	21,351,973	9.7%
55 West 46th Street, 29th Floor
New York, NY 10036
BlackRock Inc.(3)	12,045,670	5.5%
55 East 52nd Street
New York, NY 10055
Our non-employee directors (4):
Randolph C. Coley (5)	387,486	*	—	—%	—	—%
Stephen A. Holditch(6)	282,389	*	—	—%	—	—%
Robert D. Penner (7)	360,938	*	—	—%	—	—%
Ronald D. Scott(8)	115,410	*	—	—%	—	—%
Nathan W. Walton(9)	115,410	*	—	—%	—	—%
Our executive officers(4):
J. Russell Porter, Former President and Chief Executive Officer(10)	5,274,110	2.4%	7,459	*	2,000	*
Michael A. Gerlich, Senior Vice President and Chief Financial Officer(11)	2,634,824	1.2%	2,525	*	2,000	*
Stephen P. Roberts, Senior Vice President and Chief Operating Officer(12)	1,691,406	*	—	—%	—	—%
Jerry R. Schuyler, Interim Chief Executive Officer(13)	255,438	*	—	—%	—	—%
Our directors and executive officers, as a group (9 persons)	11,117,411	5.0%	9,984	*	4,000	*

* Less than 1%.

(1)

Based upon shares sold to certain investment vehicles (the “Ares Investment Vehicles”) affiliated with Ares Management LLC in connection with the Ares Investment Transaction.  The shares are held by the Ares Investment Vehicles in the following individual amounts: 2,817,506 shares by AF V Energy I AIV A1 L.P., 2,792,028 shares by AF V Energy I AIV A2 L.P., 2,795,856 shares by AF V Energy I AIV A3 L.P., 2,810,129 shares by AF V Energy I AIV A4 L.P., 2,824,880 shares by AF V Energy I AIV A5 L.P., 2,806,979 shares by AF V Energy I AIV A6 L.P., 2,745,103 shares by AF V Energy I AIV A7 L.P., 2,781,304 shares by AF V Energy I AIV A8 L.P., 2,817,506 shares by AF V Energy I AIV A9 L.P., 2,817,506 shares by AF V Energy I AIV A10 L.P., 2,781,304 shares by AF V Energy I AIV A11 L.P., 2,745,781 shares by AF V Energy I AIV A12 L.P., 3,308,876 shares by AF V Energy I AIV A13 L.P., and 19,867,330 shares by AF V Energy I AIV B1 L.P.  The shares held by AF V Energy I AIV B1, L.P. represent approximately 9.0 % of our outstanding shares of common stock.  None of the other Ares Investment Vehicles hold shares of Common Stock representing 5.0% or more of the our outstanding shares of common stock.  The manager of the Ares Investment Vehicles is ACOF Investment Management LLC (“ACOF”), the sole member of which is Ares Management LLC.  The sole member of Ares Management LLC is Ares Management Holdings L.P. (“Ares Management Holdings”) and the general partner of Ares Management Holdings is Ares Holdco, LLC (“Ares Holdco”).  The sole member of Ares Holdco is Ares Holdings Inc. (“Ares Holdings”), whose sole stockholder is Ares Management, L.P. (“Ares Management”). The general partner of Ares Management is Ares Management GP LLC (“Ares Management GP”), and the sole member of Ares Management GP is Ares Partners Holdco LLC (“Ares Partners,” and together with the Ares Investment Vehicles, ACOF, Ares Management LLC, Ares Management Holdings, Ares

Holdco, Ares Holdings, Ares Management, and Ares Management GP, the “Ares Entities”).  Ares Partners is managed by a board of managers, which is composed of Michael Arougheti, Ryan Berry, R. Kipp deVeer, David Kaplan, Michael McFerran, Antony Ressler and Bennett Rosenthal. Mr. Ressler generally has veto authority over board decisions. Each of the Ares Entities (other than each of the Ares Investment Vehicles with respect to the shares held directly by it) and the members of Ares Partners' board of managers and the other directors, officers, partners, stockholders, members and managers of the Ares Entities expressly disclaims beneficial ownership of the shares of common stock.

(2)

Based upon a Schedule 13G filed in respect of Gastar Exploration Inc. on February 14, 2018.  Fir Tree Capital Management LP, a Delaware limited partnership, is the investment manager of certain private-pooled investment vehicles and has been granted investment discretion over portfolio investments, including shares held by such investment vehicles.

(3)

Based upon a Schedule 13G filed in respect of Gastar Exploration Inc. on February 1, 2018.  According to the Schedule 13G, BlackRock has sole voting power with respect to 11,874,561 shares and sole dispositive power with respect to all 12,045,670 reported shares.

(4)

The contact address for our non-employee directors and executive officers is 1331 Lamar Street, Suite 650, Houston, Texas 77010. Individuals holding unvested restricted common shares have the right to vote those common shares.

(5)

As of March 12, 2018, Mr. Coley owned 284,986 common shares directly, beneficially held 62,500 unvested restricted common shares and held stock options to purchase 40,000 common shares, all of which currently are vested and exercisable as of March 12, 2018 regardless of trading price. Individuals holding unvested restricted common shares have the right to vote those common shares.

(6)

As of March 12, 2018 Mr. Holditch owned 219,889 common shares directly and beneficially held 62,500 unvested restricted common shares. Individuals holding unvested restricted common shares have the right to vote those common shares.

(7)

As of March 12, 2018, Mr. Penner owned 283,438 common shares directly, beneficially held 62,500 unvested restricted common shares, and held stock options to purchase 15,000 common shares, all of which currently are vested and exercisable as of March 12, 2018 regardless of trading price. Individuals holding unvested restricted common shares have the right to vote those common shares.

(8)

As of March 12, 2018, Mr. Scott owned 52,910 common shares directly and beneficially held 62,500 unvested restricted common shares.  Individuals holding unvested restricted common shares have the right to vote those common shares.

(9)

As of March 12, 2018, Mr. Walton owned 52,910 common shares directly and beneficially held 62,500 unvested restricted common shares.  Individuals holding unvested restricted common shares have the right to vote those common shares.

(10)

As of March 12, 2018, Mr. Porter owned 2,124,091 common shares directly, beneficially held 2,970,019 unvested restricted common shares and 150,000 common shares in trust and held stock options to purchase 30,000 common shares, all of which currently are vested and exercisable as of March 12, 2018 regardless of trading price.  Individuals holding unvested restricted common shares have the right to vote those common shares. Additionally, as of March 12, 2018, Mr. Porter directly owned 7,459 shares of Gastar USA 8.625% Series A Cumulative Preferred Stock and 2,000 shares of Gastar 10.75% Series B Cumulative Preferred Stock.  Mr. Porter resigned as Director, President and Chief Executive Officer on February 26, 2018.  Mr. Porter’s resignation did not result from any disagreements with the Company regarding any matter related to the Company’s operations, policies or practices.

(11)

As of March 12, 2018, Mr. Gerlich owned 1,059,156 common shares directly, beneficially held 1,555,668 unvested restricted common shares and held stock options to purchase 20,000 common shares, all of which currently are vested and exercisable as of March 12, 2018 regardless of trading price. Individuals holding unvested restricted common shares have the right to vote those common shares. Additionally, as of March 12, 2018, Mr. Gerlich directly owned 2,525 shares of Gastar 8.625% Series A Cumulative Preferred Stock and 2,000 shares of Gastar 10.75% Series B Cumulative Preferred Stock.

(12)	As of March 12, 2018, Mr. Roberts beneficially held 1,691,406 unvested restricted common shares. Individuals holding unvested restricted common shares have the right to vote those common shares.
(13)

  As of March 12, 2018, Mr. Schuyler owned 192,939 common shares directly and beneficially held 62,500 unvested restricted common shares. Individuals holding unvested restricted common shares have the right to vote those common shares.

Equity Compensation Plan Information

The following table provides information regarding securities authorized for issuance under our equity compensation plan as of December 31, 2017:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	2,391,306	(2)	$3.01	(3)	9,028,739	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	2,391,306	(2)	$3.01	(3)	9,028,739	(2)

(1)	Represents 164,400 stock options and 2,226,906 PBUs outstanding under the Amended and Restated Gastar Exploration Inc. Long-Term Incentive Plan.
(2)	Assumes settlement of PBUs at target and, to the extent the PBUs are settled at less than target, may overstate the actual dilution associated with these awards upon settlement.
(3)	PBUs are disregarded for purposes of calculating weighted average exercise price.

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

Director Independence

The Board has determined that each member of the Board, with the exception of Mr. Porter, has no material relationship with us (either directly or as partners, shareholders or officers of an organization that has a relationship with us) and is independent within the meaning of the NYSE American listing requirements. Mr. Porter, as our President and Chief Executive Officer, is not considered to be independent. Further, the Board has determined that each of the members of the Audit Committee, the Compensation Committee, the Nominating & Governance Committee and the Reserves Review Committee has no material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us) and is independent within the meaning of the NYSE American listing requirements.

Item 14. Principal Accountant Fees and Services

Audit Fees

Aggregate fees billed for professional services rendered to us by BDO USA, LLP, our principal independent registered public accounting firm, for the years ended December 31, 2017 and 2016 were:

	For the Years Ended December 31,
	2017	2016
	(in thousands)
Audit fees	$453	$400
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$453	$400

The audit fees for the years ended December 31, 2017 and 2016 were primarily for professional services rendered in connection with the audit of our consolidated financial statements; fees related to our compliance with the Sarbanes-Oxley Act of 2002; and services rendered in connection with quarterly reviews of financial statements and various documents filed with various governmental agencies. Audit fees for 2017 include $64,000 of audit services related to financing activities and audit fees for 2016 include $50,000 of audit services related to financing, disposition and stockholder rights agreement activities.

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

2.5**

Purchase and Sale Agreement, dated May 1, 2015, by and between Gastar Exploration Inc. and Oklahoma Energy Acquisitions, LP (incorporated by reference to Exhibit 2.3 of the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015.  File No. 001-35211).

2.6

First Amendment of Purchase and Sale Agreement, dated June 22, 2015, by and between Gastar Exploration Inc. and Oklahoma Energy Acquisitions, LP (incorporated by reference to Exhibit 2.4 of the Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015.  File No. 001-35211).

2.7**

Purchase and Sale Agreement, dated October 14, 2015, by and between Gastar Exploration Inc. and Husky Ventures, Inc., Silverstar of Nevada, Inc., Maximus Exploration, LLC and Atwood Acquisitions, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on October 16, 2015.  File No. 001-35211).

2.8

Letter Agreement, dated December 3, 2015, by and between Gastar Exploration Inc. and Husky Ventures, Inc., Silverstar of Nevada, Inc., Maximus Exploration, LLC and Atwood Acquisitions, LLC (incorporated by reference to Exhibit 2.18 of the Annual Report on Form 10-K filed with the SEC on March 10, 2016.  File No. 001-35211).

2.9**

Purchase and Sale Agreement, dated February 19, 2016, by and between Gastar Exploration Inc. and THQ Appalachia I, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on February 24, 2016.  File No. 001-35211).

2.10

Amendment to Purchase and Sale Agreement, dated March 29, 2016, by and between Gastar Exploration Inc. and TH Exploration II, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on March 30, 2016.  File No. 001-35211).

2.11

Closing Agreement, dated April 7, 2016, by and between Gastar Exploration Inc. and TH Exploration II, LLC (incorporated by reference to Exhibit 2.6 of the Quarterly Report on Form 10-Q filed with the SEC on May 5, 2016.  File No. 001-35211).

2.12

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

2.14

First Amendment of Purchase and Sale Agreement, dated November 18, 2016, by and between Gastar Exploration Inc. and Red Bluff Resources Operating, LLC (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed with the SEC on November 22, 2016.  File No. 001-35211).

2.15

Second Amendment of Purchase and Sale Agreement, dated November 18, 2016, by and between Gastar Exploration Inc. and Red Bluff Resources Operating, LLC (incorporated by reference to Exhibit 2.3 of the Current Report on Form 8-K filed with the SEC on November 22, 2016.  File No. 001-35211).

Exhibit Number	Description

2.16

Closing Agreement, dated November 18, 2016, by and between Gastar Exploration Inc. and Red Bluff Resources Operating, LLC (incorporated by reference to Exhibit 2.4 of the Current Report on Form 8-K filed with the SEC on November 22, 2016.  File No. 001-35211).

2.17

Agreement of Sale and Purchase, dated January 23, 2018, by and between Gastar Exploration Inc. and Revolution Resources, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 29, 2018).

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

3.5

Certificate of Merger of Gastar Exploration, Inc. into Gastar Exploration USA, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on January 31, 2014. File No. 000-55138).

3.6

Certificate of Designation of Rights and Preferences of 8.625% Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 3.3 of Gastar Exploration USA, Inc.'s Form 8A filed on June 20, 2011. File No. 001-35211).

3.7

Certificate of Designation of Rights and Preferences of 10.75% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 3.4 of the Form 8-A filed with the SEC on November 1, 2013. File No. 001-35211).

3.8

Certificate of Designations of Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on January 19, 2016. File No. 001-35211).

3.9

Certificate of Amendment to Certificate of Designations of Series C Junior Participating Preferred Stock of Gastar Exploration Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on January 30, 2017.  File No. 001-35211).

3.10

Certificate of Elimination of Series C Junior Participating Preferred Stock of Gastar Exploration Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on April 6, 2017. File No. 001-35211).

3.11

Certificate of Designation of Special Voting Shares of Gastar Exploration Inc. dated March 22, 2017 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 22, 2017.  File No. 001-35211).

4.1

Rights Agreement dated as of January 18, 2016 between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on January 19, 2016. File No. 001-35211).

4.2

Amendment to the Rights Agreement dated as of May 12, 2016 between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on May 12, 2016. File No. 001-35211).

4.3

Rights Agreement, dated as of January 27, 2017, between Gastar Exploration Inc., as the Company, and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on January 30, 2017.  File No. 001-35211).

4.4

Amendment No. 1 to the Rights Agreement, dated as of April 6, 2017, between Gastar Exploration Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on April 6, 2017. File No. 001-35211).

Exhibit Number	Description

4.5

Indenture, dated as of March 3, 2017, between Gastar Exploration Inc. and Wilmington Trust, National Association as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on March 7, 2017. File No. 001-35211).

4.6

First Supplemental Indenture, dated as of March 21, 2017, between Gastar Exploration Inc. and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on March 22, 2017.  File No. 001-35211).

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

4.9

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

10.17*

Separation and Release Agreement, by Gastar Exploration Inc. and J. Russell Porter, dated February 26, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 27, 2018. File No. 001-32714).

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

Exhibit Number	Description

10.21*

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

10.23*

Employment Separation and Release Agreement, dated February 4, 2016, among the Company and Michael McCown (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 5, 2016. File No. 001-35211).

10.24*

Employment Agreement entered into by and between Gastar Exploration Inc. and Jerry R. Schuyler, dated February 27, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 27, 2018. File No. 001-32714).

10.25*

Form of Gastar Executive Stock Option Grant (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006. File No. 001-32714).

10.26*

Form of Gastar Exploration Inc. Performance Unit Agreement (graded vesting) (incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 12, 2015.  File No. 001-32714).

10.27*

Form of Gastar Exploration Inc. Performance Unit Agreement (cliff vesting) (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 12, 2015.  File No. 001-32714).

10.28*

Amended and Restated Gastar Exploration Inc. Long-Term Incentive Plan (incorporated by reference to Annex A of the Definitive Proxy Statement on Schedule 14A filed with the SEC on May 2, 2014. File No. 001-35211).

10.29*	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 15, 2014. File No. 001-35211).

10.30*

Gastar Exploration Ltd. Employee Change of Control Severance Plan effective as of March 23, 2007 and as amended and restated effective February 15, 2008 (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008. File No. 001-32714).

10.31*

First Amendment to Amended and Restated Gastar Exploration Ltd. Employee Change of Control Severance Plan, dated April 11, 2012 and effective January 1, 2012 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 12, 2012. File No. 001-35211).

10.32*

Second Amendment to Amended and Restated Gastar Exploration Inc. Employee Change of Control Severance Plan, dated March 12, 2014 and effective March 1, 2014 (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K filed with SEC on March 13, 2014. File No. 001-35211).

10.33*

Third Amendment to Amended and Restated Gastar Exploration Inc. Employee Change of Control Severance Plan, dated March 10, 2015 (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K filed with the SEC on March 12, 2015. File No. 001-35211).

10.34*

Fourth Amendment to Amended and Restated Gastar Exploration Inc. Employee Change of Control Severance Plan, dated September 12, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 13, 2017. File No. 001-35211).

10.35*	Gastar Exploration Ltd. Annual Bonus Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 8, 2011. File No. 001-32714).

10.36*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-8 filed with the SEC on December 4, 2006. File No. 333-139112).

10.37

Securities Purchase Agreement dated as of February 16, 2017, by and among Gastar Exploration Inc. and each of the purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 7, 2017. File No. 001-35211).

Exhibit Number	Description

10.38

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

10.40

Purchase Letter Agreement, dated February 24, 2017, by and among Gastar Exploration Inc., John B. Kleinheinz, Kleinheinz Capital Partners, Inc., GKK Husky, L.L.C., Husky Oklahoma, LLC and Strong Oil and Gas, Ltd. (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017.  File No. 001-35211).

10.41

Amendment No. 1 to Purchase Letter Agreement, dated March 16, 2017, by and among Gastar Exploration Inc., John B. Kleinheinz, Kleinheinz Capital Partners, Inc., GKK Husky, L.L.C., Husky Oklahoma, LLC and Strong Oil and Gas, Ltd. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017. File No. 001-35211).

10.42

Amendment No. 2 to Pu rchase Letter Agreement, dated March 21, 2017, by and among Gastar Exploration Inc., John B. Kleinheinz, Kleinheinz Capital Partners, Inc., GKK Husky, L.L.C., Husky Oklahoma, LLC and Strong Oil and Gas, Ltd. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017. File No. 001-35211).

10.43

Third Amended and Restated Credit Agreement, dated as of March 3, 2017, among Gastar Exploration Inc., as borrower, certain subsidiaries of borrower, as guarantors, the lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on March 7, 2017. File No. 001-35211).

10.44

Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of March 20, 2017, among Gastar Exploration Inc., as borrower, certain subsidiaries of borrower, as guarantors, the lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on March 22, 2017. File No. 001-35211).

10.45

Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of August 2, 2017, among Gastar Exploration Inc., as borrower, certain subsidiaries of borrower, as guarantors, the lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q filed with SEC on August 3, 2017. File No. 001-35211).

10.46

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

10.47

Intercreditor Agreement, dated March 3, 2017, between Wilmington Trust, National Association, as administrative agent for the priority lien secured parties and Wilmington Trust, National Association, as collateral trustee for the second lien secured parties (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on March 7, 2017. File No. 001-35211).

10.48

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

10.49

Third Amended and Restated Pledge and Security Agreement, dated March 3, 2017, by and among Gastar Exploration Inc., the subsidiary guarantor named therein and Wilmington Trust, National Association, as collateral trustee (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on March 7, 2017. File No. 001-35211).

Exhibit Number	Description

10.50

Pledge and Security Agreement, dated March 3, 2017, by and among Gastar Exploration Inc., the subsidiary guarantor named therein and Wilmington Trust, National Association, as collateral trustee (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed with the SEC on March 7, 2017. File No. 001-35211).

12.1†	Computation of Ratio of Earnings to Fixed Charges.

12.2†	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1†	Subsidiaries of Gastar Exploration Inc.

23.1†	Consent of BDO USA, LLP.

23.2†	Consent of Wright & Company, Inc.

31.1†	Certification of Chief Executive Officer of Gastar Exploration Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer of Gastar Exploration Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Chief Executive Officer and Chief Financial Officer of Gastar Exploration Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1††	Report of Wright & Company, Inc. dated January 24, 2018.

99.2††	Unaudited Pro Forma Financial Information.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
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

GASTAR EXPLORATION INC.

/s/ JERRY R. SCHUYLER
Jerry R. Schuyler, Interim Chief Executive Officer
(Duly authorized officer and principal executive officer)
March 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JERRY R. SCHUYLER	Interim Chief Executive Officer (principal executive officer) and Chairman of the Board	March 15, 2018
Jerry R. Schuyler

/s/ MICHAEL A. GERLICH	Senior Vice President, Chief Financial Officer and Corporate Secretary (principal financial and accounting officer)	March 15, 2018
Michael A. Gerlich

/s/ RANDOLPH C. COLEY	Director	March 15, 2018
Randolph C. Coley

/s/ STEPHEN A. HOLDITCH	Director	March 15, 2018
Stephen A. Holditch

/s/ ROBERT D. PENNER	Director	March 15, 2018
Robert D. Penner

/s/ RONALD D. SCOTT	Director	March 15, 2018
Ronald D. Scott

/s/ NATHAN W. WALTON	Director	March 15, 2018
Nathan W. Walton