Form 10-Q
period 2018-03-31
Gastar Exploration Inc.
filed 2018-05-10
CIK 1431372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

The total number of outstanding shares of common stock, $0.001 par value per share, as of May 7, 2018 was 220,105,332.

GASTAR EXPLORATION INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the three months ended March 31, 2018

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	5
	Gastar Exploration Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	6
	Gastar Exploration Inc. and Subsidiaries Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2018 and 2017 (unaudited)	7
	Gastar Exploration Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017 (unaudited)	8
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosure	44
Item 5.	Other Information	44
Item 6.	Exhibits	44
SIGNATURES		46

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

Glossary of Terms

AMI	Area of mutual interest, an agreed designated geographic area where co-participants or other industry participants have a right of participation in acquisitions and operations

Bbl	Barrel of oil, condensate or NGLs

Boe	One barrel of oil equivalent determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or NGLs

FASB	Financial Accounting Standards Board

Gross acres	Refers to acres in which we own a working interest

Gross wells	Refers to wells in which we have a working interest

MBbl	One thousand barrels of oil, condensate or NGLs

MBbl/d	One thousand barrels of oil, condensate or NGLs per day

MBoe	One thousand barrels of oil equivalent, calculated by converting natural gas volumes on the basis of 6 Mcf of natural gas per barrel

MBoe/d	One thousand barrels of oil equivalent per day

Mcf	One thousand cubic feet of natural gas

MMBtu	One million British thermal units

MMcf	One million cubic feet of natural gas

MMcfe/d	One million cubic feet of natural gas equivalent per day

Net acres	Refers to our proportionate interest in acreage resulting from our ownership in gross acreage

NGLs	Natural gas liquids

NYMEX	New York Mercantile Exchange

PBU	Performance based unit comprising one of our compensation plan awards

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GASTAR EXPLORATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,215	$13,266
Accounts receivable, net of allowance for doubtful accounts of $1,953	22,148	38,575
Commodity derivative contracts	542	1,370
Prepaid expenses	928	960
Total current assets	123,833	54,171
PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties, full cost method of accounting:
Unproved properties, excluded from amortization	136,178	131,955
Proved properties	1,276,638	1,344,329
Total oil and natural gas properties	1,412,816	1,476,284
Furniture and equipment	3,849	3,838
Total property, plant and equipment	1,416,665	1,480,122
Accumulated depreciation, depletion and amortization	(1,164,005)	(1,155,027)
Total property, plant and equipment, net	252,660	325,095
OTHER ASSETS:
Restricted cash	370	370
Advances to operators	81	82
Other	150	405
Total other assets	601	857
TOTAL ASSETS	$377,094	$380,123
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$8,537	$24,382
Revenue payable	17,676	11,823
Accrued interest	7,317	7,298
Accrued drilling and operating costs	15,885	9,381
Advances from non-operators	1,502	1,445
Commodity derivative contracts	6,278	4,416
Commodity derivative premium payable	102	135
Other accrued liabilities	7,569	2,706
Total current liabilities	64,866	61,586
LONG-TERM LIABILITIES:
Long-term debt	352,758	342,952
Commodity derivative contracts	3,289	2,572
Asset retirement obligation	2,361	4,841
Total long-term liabilities	358,408	350,365
Commitments and contingencies (Note 11)
STOCKHOLDERS’ DEFICIT:
Preferred stock,40,000,000 shares authorized
Series A Preferred Stock, par value $0.01 per share; 10,000,000 shares designated; 4,045,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively, with liquidation preference of $25.00 per share	41	41
Series B Preferred Stock, par value $0.01 per share; 10,000,000 shares designated; 2,140,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively, with liquidation preference of $25.00 per share	21	21
Common stock, par value $0.001 per share; 800,000,000 shares authorized at March 31, 2018 and December 31, 2017, respectively; 221,544,464 and 218,874,418 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	222	219
Additional paid-in capital	820,710	819,554
Accumulated deficit	(867,174)	(851,663)
Total stockholders’ deficit	(46,180)	(31,828)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$377,094	$380,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(in thousands, except share and per share data)
REVENUES:
Oil and condensate	$20,982	$12,190
Natural gas	2,181	2,588
NGLs	3,275	2,591
Total oil, condensate, natural gas and NGLs revenues	26,438	17,369
(Loss) gain on commodity derivatives contracts	(5,529)	1,300
Total revenues and other (loss) gain	20,909	18,669
EXPENSES:
Production taxes	989	485
Lease operating expenses	7,509	5,072
Transportation, treating and gathering	—	311
Depreciation, depletion and amortization	8,978	4,652
Accretion of asset retirement obligation	56	51
General and administrative expense	8,968	3,824
Total expenses	26,500	14,395
(LOSS) INCOME FROM OPERATIONS	(5,591)	4,274
OTHER INCOME (EXPENSE):
Interest expense	(9,937)	(10,849)
Loss on early extinguishment of debt	—	(12,172)
Investment income and other	17	49
LOSS BEFORE PROVISION FOR INCOME TAXES	(15,511)	(18,698)
Provision for income taxes	—	—
NET LOSS	(15,511)	(18,698)
Dividends on preferred stock	—	(3,618)
Undeclared cumulative dividends on preferred stock	(3,618)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(19,129)	$(22,316)
NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$(0.09)	$(0.14)
Diluted	$(0.09)	$(0.14)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	209,903,482	162,829,221
Diluted	209,903,482	162,829,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,511)	$(18,698)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	8,978	4,652
Stock-based compensation	1,724	996
Mark to market of commodity derivatives contracts:
Total loss (gain) on commodity derivatives contracts	5,529	(1,300)
Cash settlements of matured commodity derivatives contracts, net	(1,347)	1,683
Cash premiums paid for commodity derivatives contracts	(552)	—
Amortization of deferred financing costs and debt discount	3,177	1,710
Paid-in-kind interest	6,629	—
Accretion of asset retirement obligation	56	51
Loss on early extinguishment of debt	—	12,172
Changes in operating assets and liabilities:
Accounts receivable	16,172	(9,897)
Prepaid expenses	(56)	103
Accounts payable and accrued liabilities	7,439	972
Net cash provided by (used in) operating activities	32,238	(7,556)
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of oil and natural gas properties	(42,341)	(21,613)
Acquisition of oil and natural gas properties	—	(54,498)
Proceeds from sale of oil and natural gas properties	97,571	13,150
Proceeds from (application of proceeds from) non-operators	57	(729)
Purchase of furniture and equipment	(11)	(41)
Net cash provided by (used in) investing activities	55,276	(63,731)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	—	250,000
Proceeds from convertible notes	—	200,000
Repayment of senior secured notes	—	(325,000)
Repayment of revolving credit facility	—	(84,630)
Loss on early extinguishment of debt	—	(7,011)
Proceeds from issuance of common stock, net of issuance costs	—	56,366
Dividends on preferred stock	—	(14,473)
Deferred financing charges	—	(9,945)
Increase in restricted cash	—	(369)
Tax withholding related to restricted stock award vestings	(565)	(585)
Net cash (used in) provided by financing activities	(565)	64,353
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	86,949	(6,934)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,266	71,529
CASH AND CASH EQUIVALENTS, END OF PERIOD	$100,215	$64,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Gastar Exploration Inc. (the “Company” or “Gastar”) is a pure play Mid-Continent independent energy company engaged in the exploration, development and production of oil, condensate, natural gas and NGLs in the United States.  Gastar’s principal business activities include the identification, acquisition, and subsequent exploration and development of oil and natural gas properties with an emphasis on unconventional reserves, such as shale resource plays.  Gastar holds a concentrated acreage position in the normally pressured oil window of the STACK Play, an area of central Oklahoma which is home to multiple oil and natural gas-rich reservoirs including the Oswego limestone, Meramec and Osage bench formations within the Mississippi Lime, the Woodford shale and Hunton limestone formations.

2.	Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) filed with the SEC. Please refer to the notes to the consolidated financial statements included in the 2017 Form 10-K for additional details of the Company’s financial condition, results of operations and cash flows. No material item included in those notes has changed except as a result of normal transactions in the interim or as disclosed within this report.

The unaudited interim condensed consolidated financial statements of the Company included herein are stated in U.S. dollars and were prepared from the records of the Company by management in accordance with U.S. GAAP applicable to interim financial statements and reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to provide a fair presentation of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the 2017 Form 10-K except for revenue which, for the three months ended March 31, 2018, is presented net of treating, transportation and gathering costs pursuant to current authoritative accounting guidance. The current interim period reported herein should be read in conjunction with the financial statements and accompanying notes, including Item 8. “Financial Statements and Supplementary Data, Note 2 – Summary of Significant Accounting Policies,” included in the 2017 Form 10-K.

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

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

	March 31, 2018	December 31, 2017
	(in thousands)
Allowance for doubtful accounts, beginning of period	$1,953	$1,953
Expense	—	—
Reductions/write-offs	—	—
Allowance for doubtful accounts, end of period	$1,953	$1,953

Recent Accounting Developments

Business Combinations.  In January 2017, the FASB issued updated guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The amendments in this update provide a screen to determine when a set is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  This screen reduces the number of transactions that need to be further evaluated.  If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements.  The amendments in this update affect all reporting entities that must determine whether they have acquired or sold a business and are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.  The amendments should be applied prospectively on or after the effective date and no disclosures are required at transition.  The Company adopted this updated guidance for the fiscal year beginning January 1, 2018.  The application of this guidance to future acquisitions and disposals could have an immediate effect on the Company’s financial position or results of operations.

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

Leases.  In February 2016, the FASB issued updated guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and enhance disclosures regarding key information about leasing arrangements.  Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Additionally, in January 2018, the FASB issued an amendment to the updated guidance to permit an entity to elect an optional transition practical expedient to not evaluate under the new guidance land easements that exist or expire before the adoption of the updated guidance and that were not previously accounted for as leases under previous guidance.  The amendments in this update are effective beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  Early adoption is permitted.  The Company has commenced analyzing its lease contracts but has not yet determined what the effects of adopting this updated guidance will be on its consolidated financial statements.

Revenue Recognition.  In May 2014, the FASB issued an amendment to previously issued guidance regarding the recognition of revenue, which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition,” (“ASC 605”) and most industry-specific guidance.   The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contract; (3)

determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.   In 2015, the FASB delayed the effective date one year, beginning in fiscal year 2018.

On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective method of transition.  Under the modified retrospective approach, the standard has been applied to all existing contracts as of the date of initial application with the cumulative effect of applying the standard, if any, recognized in retained earnings.

In order to determine the impact of adoption, the Company evaluated a representative sample of revenue contracts related to its oil, natural gas and NGLs revenues.  For these contracts, the Company reviewed the contract provisions and evaluated the contracts under the new standard to assess the impact on the quantum and timing of revenue recognition and presentation of revenues on adoption of the new guidance.  The Company believes that it has identified all material contract types and contractual features that represent the Company’s revenue.

The impact of adoption on our current period results is as follows:

	Three Months Ended March 31, 2018
	Under ASC 606	Under ASC 605	Increase (Decrease)
	(in thousands)
Revenues:
Oil and condensate	$20,982	$20,992	$(10)
Natural gas	2,181	2,756	(575)
NGLs	3,275	3,623	(348)
Total oil and condensate, natural gas and NGLs revenues	$26,438	$27,371	$(933)

Expenses:
Transportation, treating and gathering	$—	933	$(933)

Net income (loss)	$26,438	$26,438	$—

Retained earnings	$26,438	$26,438	$—

The primary impact to our revenues as a result of the adoption of ASC 606 is the recording of transportation, treating, gathering and compression expenses (“Post-Production Expenses”) as a direct reduction to revenues instead of our historical practice of presenting such expenses gross in transportation, treating and gathering.  These changes are due to the conclusion that the Company represents the agent in the sale of natural gas and NGLs under its gas processing and marketing agreements with midstream entities in accordance with the control model in ASC 606.  As a result, the Company is required to record revenue on a net basis for amounts expected to be received from third-party customers through the marketing process, with Post-Production Expenses incurred subsequent to control of the product(s) transferring to the midstream entity at the wellhead being netted against revenue.

3.	Property, Plant and Equipment

The amount capitalized as oil and natural gas properties was incurred for the purchase and development of various properties in the U.S., specifically the state of Oklahoma.

The following table summarizes the components of unproved properties excluded from amortization at the dates indicated:

	March 31, 2018	December 31, 2017
	(in thousands)
Unproved properties, excluded from amortization:
Drilling in progress costs	$6,410	$4,772
Acreage acquisition costs	113,531	113,191
Capitalized interest	16,237	13,992
Total unproved properties excluded from amortization	$136,178	$131,955

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

	2018
	Total Year to Date Impairment	March 31
Henry Hub natural gas price (per MMBtu)(1)		$3.00
WTI oil price (per Bbl)(1)		$53.49
Impairment recorded (pre-tax) (in thousands)	$—	$—

	2017
	Total Year to Date Impairment	March 31
Henry Hub natural gas price (per MMBtu)(1)		$2.73
WTI oil price (per Bbl)(1)		$47.61
Impairment recorded (pre-tax) (in thousands)	$—	$—

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

WEHLU Sale

On January 23, 2018, the Company entered into a definitive agreement of sale and purchase (the “Sale Agreement”) to divest its interest in the West Edmund Hunton Lime Unit (“WEHLU”) and adjacent undeveloped acreage to Revolution Resources, LLC, for $107.5 million, subject to, among other customary adjustments, adjustments for a property sale effective date of October 1, 2017 (the “WEHLU Sale”).  Pursuant to the Sale Agreement, the WEHLU Sale closed on February 28, 2018.  After effective date and other adjustments of approximately $8.7 million primarily related to revenues and direct operating expenses, net cash proceeds from the WEHLU Sale were approximately $97.6 million, subject to certain additional adjustments for final closing.  The WEHLU Sale was reflected as a reduction to the full cost pool and no gain or loss was recorded related to the divestiture as such divestiture did not result in a significant change to the depletion rate.

WEHLU Sale Pro Forma Operating Results

The following unaudited pro forma results for the three months ended March 31, 2018 and 2017 show the effect on the Company's consolidated results of operations as if the WEHLU Sale had occurred at the beginning of the periods presented.  The pro forma results are the result of excluding from the statement of operations of the Company the revenues and direct operating expenses for the properties divested adjusted for (1) the reduction in asset retirement obligation liabilities and accretion expense for the properties divested and (2) the reduction in depreciation, depletion and amortization expense as a result of the divestiture.  As a result, certain estimates and judgments were made in preparing the pro forma adjustments.

	For the Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
	(Unaudited)
Revenues	$14,173	$8,579
Net Loss	$(21,382)	$(26,397)
Loss per share:
Basic	$(0.10)	$(0.16)
Diluted	$(0.10)	$(0.16)

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

Development Agreement

On October 14, 2016, the Company executed an agreement with STACK Exploration LLC (the “Investor”) (the “Development Agreement”) to jointly develop up to 60 Gastar operated wells in the STACK Play in Kingfisher County, Oklahoma (the “Drilling Program”).  The Drilling Program targeted the Meramec and Osage formations within the Mississippi Lime in a contract area within three townships covering approximately 32,900 gross (21,200 net) undeveloped mineral acres under leases held by the Company. The Company serves as the operator of all Drilling Program wells.

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

The proposed Drilling Program wells were to be mutually developed in three tranches of 20 wells each.  The locations of the first 20 wells, comprised of 18 Meramec formation wells and two Osage formation wells, were mutually agreed upon by the Company and the Investor.   Participation in the second tranche of 20 Drilling Program wells was to be at the election of the Investor and the third tranche of 20 wells would require mutual consent.  On July 31, 2017, the Investor elected not to participate in the second tranche of wells.  With respect to each 20-well tranche, when the Investor has achieved an aggregate 15% internal rate of return for its investment in the tranche, Investor’s interest will be reduced from 80% to 40% of the Company’s original working interest and the Company’s working interest increases from 20% to 60% of the original working interest.  When a tranche internal rate of return of 20% is achieved by the Investor, Investor’s working interest decreases to 10% and the Company’s working interest increases to 90% of the working interest originally owned by the Company.

If and when the final reversion of working interest in the completed 20 well tranche should occur, the Investor has the right, but not the obligation, for a period of six months to cause the Company to purchase the Investor’s remaining interest in the 20 wells in the Drilling Program (the “WI Tail”) for such tranche (the “Investor Put Right”) for fair market value by applying the methodology to determine a 15% discounted present value as defined by the Development Agreement.  If the Investor fails to exercise the Investor Put Right within the six-month period after achieving final reversion, then for a period of six months thereafter, the Company shall have the right, but not the obligation, to purchase the WI Tail from the Investor on the same fair market value approach of the Investor Put Right.  If final reversion has not been achieved by August 19, 2024, Investor will, for a period of six months thereafter, have the right to cause us to buy Investor’s then-current interest in the Drilling Program wells at an agreed upon valuation.  Based on current commodity prices, well cost and production performance of the completed wells drilled in the first tranche, the 15% of internal rate of return is not anticipated to be achieved.

By December 31, 2017, the Company and the Investor had completed all 20 gross (15.8 net; 3.2 net to the Company) wells within the first tranche of the Drilling Program.

4.	Long-Term Debt

The table below provides a reconciliation of the Company’s long-term debt balance as presented in the condensed consolidated balance sheets for the periods presented:

	March 31, 2018	December 31, 2017
	(in thousands)

Term Loan, principal balance(1)	$263,229	$256,599
Less:
Unamortized deferred financing costs(2)	(4,493)	(4,724)
Unamortized debt discount(2)	(21,676)	(22,464)
Term Loan, net	$237,060	$229,411

Notes, principal balance	$162,500	$162,500
Less:
Unamortized deferred financing costs(2)	(2,496)	(2,631)
Unamortized debt discount(2)	(44,306)	(46,328)
Notes, net	$115,698	$113,541

Total long-term debt	$352,758	$342,952

(1)

Pursuant to Amendment No. 2 (as defined below), the Company can elect to pay in kind 100% of the interest due after June 30, 2017 to December 31, 2018.  The Company elected to pay in kind 100% of the interest due for the period June 30, 2017 to January 1, 2018 in the amount of $13.2 million, thus increasing the outstanding principal balance of the Term Loan to $263.2 million.  The Company elected to pay in kind 100% of the interest due for the period January 2, 2018 to April 1, 2018 in the amount of $6.5 million and such was accrued at March 31, 2018 due to the interest payment date falling on a weekend outside of quarter end.

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

The Notes, including the Additional Notes, were issued with conversion rights that were subject to the approval of holders of issued and outstanding common stock (other than the Purchasers), which approval was obtained May 2, 2017 (the “Requisite Stockholder Approval”).  Pursuant to the purchase agreement for the Additional Notes, upon receipt of Requisite Stockholder Approval, Purchasers and the Company exchanged $37.5 million principal amount of the Additional Notes for (a) 25,456,521 newly issued shares of common stock (the “Repurchase Shares”) and (b) 2,000 shares of the Company’s Special Voting Preferred Stock, par value $0.01 per share (the “Mandatory Repurchase”).  The terms of Mandatory Repurchase, which was effected May 5, 2017, provided for one Repurchase Share issued for each $1.4731 of outstanding principal of the repurchased Notes, which was based on the 10-day volume weighted average trading price (“VWAP”) of the common stock for the period ended March 17, 2017.  The exchange reduced the aggregate principal amount of issued and outstanding Notes from $200.0 million to $162.5 million at June 30, 2017, which principal amount remains outstanding at March 31, 2018.

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

The Term Loan contains various customary covenants for credit facilities of this type, including, among others, restrictions on granting liens, incurrence of other indebtedness, payments of certain dividends and other restricted payments, engaging in transactions with affiliates, dispositions of assets and other, in each case subject to certain baskets and exceptions.  At March 31, 2018, the Company was in compliance with such covenants.

All outstanding amounts owed become due and payable upon the occurrence of certain usual and customary events of default, including among others (i) failure to make payments; (ii) non-performance of covenants and obligations continuing beyond any applicable grace period; and (iii) the occurrence of a change in control of the Company, as defined in the Term Loan.  At March 31, 2018, no events of default had occurred.

The Company accounted for the Term Loan in accordance with guidance relating to “Debt with Conversion and Other Options” which indicates that when multiple securities are issued in a single transaction, total proceeds should be allocated based on the relative fair values of each instrument, assuming no instrument is subsequently required to be recorded at fair value.  The fair value of the Term Loan at the date of issuance was determined to be at a discounted $224.8 million based on the fair value of similar debt instruments.  The $25.2 million debt discount related to the Term Loan was initially recorded as a reduction to the Term Loan liability and as additional paid-in capital on the Company’s consolidated balance sheet.  The $5.5 million of issuance costs associated with the Term Loan are recorded as a reduction to the Term Loan liability.  Both the debt discount and issuance costs will be amortized over the life of the Term Loan using the effective interest method.  The effective interest rate for the Term Loan is approximately 13.0%.

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

On September 18, 2017, the Company, together with the parties thereto, entered into an Amendment No. 3 to the Term Loan (“Amendment No. 3”).  Amendment No. 3 amended the Term Loan to, among other things, expressly provide that certain assignments of oil and natural gas properties made or to be made by the Company to Red Bluff Resources Operating, LLC (“Red Bluff”), pursuant to the Red Bluff Purchase and Sale Agreement dated October 19, 2016 between the Company and Red Bluff (“Red Bluff PSA”), are permitted by the Term Loan and are not subject to the mandatory prepayment provisions applicable to “Asset Sales” under the Term Loan.

The carrying amount of the Term Loan for the periods indicated are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)

Term Loan, principal balance(1)	$263,229	$256,599
Less:
Unamortized deferred financing costs(2)	(4,493)	(4,724)
Unamortized debt discount(2)	(21,676)	(22,464)
Term loan, net	$237,060	$229,411

(1)

Pursuant to Amendment No. 2, the Company can elect to pay in kind 100% of the interest due after June 30, 2017 to December 31, 2018.  The Company elected to pay in kind 100% of the interest due for the period June 30, 2017 to January 1, 2018 in the amount of $13.2 million, thus increasing the outstanding principal balance of the Term Loan to $263.2 million.  The Company elected to pay in kind 100% of the interest due for the period January 2, 2018 to April 1, 2018 in the amount of $6.5 million and such was accrued at March 31, 2018 due to the interest payment date falling on a weekend outside of quarter end.

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

The interest rate on the Notes was subject to an increase in certain circumstances if the Company fails to comply with certain obligations under a Registration Rights Agreement and on the Notes in the case of certain issuances of common stock by the Company at a price below $1.7002 per share (subject to adjustment).

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

The Indenture provides that a number of events will constitute an Event of Default (as defined in the Indenture), including, among other things: (i) a failure to pay the Notes when due at maturity, upon redemption or repurchase; (ii) failure to pay interest for 30 days; (iii) the Company’s failure to deliver certain notices; (iv) a default in the Company’s obligation to convert the Notes; (v) the Company’s failure to comply with certain covenants relating to merger, consolidation or sale of assets; (vi) the Company’s failure to comply, for 60 days following notice, with any of the other covenants or agreements in the Indenture; (vii) a default, which is not cured within 30 days, by the Company or any Restricted Subsidiaries (as defined in the Indenture) with respect to any mortgages or any indebtedness for money borrowed of at least $15 million; (viii) one or more final judgments against the Company or any of its Restricted Subsidiaries for the payment of at least $15 million; (ix) the Company’s failure to make any payments required under that certain development agreement, which is not cured within 30 days; (x) causing any Guarantee (as defined in the Indenture) to cease to be in full force and effect; (xi) the cessation to be in full force and effect of any of the collateral agreements entered into with respect to the Notes; and (xii) certain events of bankruptcy or insolvency. In the case of an Event of Default arising from certain events of bankruptcy or insolvency with respect to the Company, all outstanding Notes will become due and payable immediately without further action or notice. If any other Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all the Notes to be due and payable immediately.  At March 31, 2018, no Event of Default had occurred.

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

The carrying amount of the liability component of the Notes for the periods indicated are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)

Notes, principal balance	$162,500	$162,500
Less:
Unamortized deferred financing costs(1)	(2,496)	(2,631)
Unamortized debt discount(1)	(44,306)	(46,328)
Notes, net	$115,698	$113,541

(1)The unamortized deferred financing costs and debt discount will be amortized over the remaining life of the Notes based on the effective interest method.

The carrying amount of the equity components of the Notes recorded in additional paid in capital for the periods indicated are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Value of conversion option	$77,626	$77,626
Debt issuance costs attributable to conversion option	$(2,164)	$(2,164)
Total	$75,462	$75,462

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

On March 3, 2017, the Company used a portion of the net proceeds from the transactions described in this Note 4 under the caption “Ares Investment Transactions” above to fully repay all of the $69.2 million borrowings outstanding under the Revolving Credit Facility (which was terminated on such date).

Senior Secured Notes

At December 31, 2016, the Company had $325.0 million aggregate principal amount of 8 5/8% Senior Secured Notes due May 15, 2018 (the “Former Notes”) outstanding under an indenture by and among the Company, the Guarantors named therein (the “Guarantors”), Wells Fargo Bank, National Association, as Trustee (in such capacity, the “Former Notes Trustee”) and Collateral Agent.  The Notes bore interest at a rate of 8.625% per year, payable semi-annually in arrears on May 15 and November 15 of each year.  Effective May 17, 2016, Wells Fargo Bank, National Association resigned as Former Notes Trustee and Collateral Agent and Wilmington Trust, National Association was appointed Trustee and Collateral Agent pursuant to the Indenture.

On March 3, 2017, the redemption price plus interest on all of the Company’s outstanding $325.0 million principal of the Former Notes was funded to satisfy and discharge the Former Notes from a portion of the net proceeds from the transactions described in this Note 4 under the caption “Ares Investment Transactions” above.  All of the Former Notes were satisfied and discharged on March 3, 2017 by irrevocably calling for redemption and depositing with the indenture trustee cash in the amount of the redemption price of 102.156% of  the principal amount, or principal plus an additional $7.0 million, plus accrued and unpaid interest to the redemption date of March 24, 2017.  Additionally, the Company wrote-off $5.2 million of remaining unamortized deferred financing costs related to the Former Notes upon redemption.

5.	Fair Value Measurements

The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations, unproved properties and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements. The Company assesses its unproved properties for impairment whenever events or circumstances indicate the carrying value of those properties may not be recoverable.  The fair value of the unproved properties is measured using an income approach based upon internal estimates of future production levels, current and future prices, drilling and operating costs, discount rates, current drilling plans and favorable and unfavorable drilling activity on the properties being evaluated and/or adjacent properties, which are Level 3 (as defined below) inputs.  Should an impairment of unproved properties occur, the value of the impaired properties would be reclassified into proved properties in the full cost pool subject to depletion.  As no other fair value measurements are required to be recognized on a non-recurring basis at March 31, 2018, no additional disclosures are provided.

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

Transfers between levels are recognized at the end of the reporting period. There were no transfers between levels during the 2018 and 2017 periods.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	Fair value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Commodity derivative contracts	—	—	542	542
Liabilities:
Commodity derivative contracts	—	—	(9,567)	(9,567)
Total	$—	$—	$(9,025)	$(9,025)

	Fair value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Commodity derivative contracts	—	—	1,370	1,370
Liabilities:
Commodity derivative contracts	—	—	(6,988)	(6,988)
Total	$—	$—	$(5,618)	$(5,618)

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2018 and 2017.  Level 3 instruments presented in the table consist of net derivatives that, in management’s opinion, reflect the assumptions a marketplace participant would have used at March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance at beginning of period	$(5,618)	$7,512
Total (losses) gains included in earnings	(5,529)	1,300
Purchases	552	470
Issuances	—	—
Settlements(1)	1,570	(2,805)
Balance at end of period	$(9,025)	$6,477
The amount of total losses for the period included in earnings attributable to the change in mark to market of commodity derivatives contracts still held at March 31, 2018 and 2017	$(3,326)	$(582)

(1)	Included in gain (loss) on commodity derivatives contracts on the condensed consolidated statements of operations.

At March 31, 2018, the estimated fair value of accounts receivable and accounts and revenue payables approximates their carrying value due to their short-term nature. The estimated fair value of the Notes excluding the conversion feature at March 31, 2018 was $127.7 million calculated based on the fair value of similar non-convertible debt instruments (Level 2) since an observable quoted price of the Notes or a similar asset or liability is not readily available.  The estimated fair value of the Term Loan at March 31, 2018 was $242.5 million calculated based on the fair value of similar debt instruments (Level 2) since an observable price of the Term Loan or a similar asset or liability is not readily available.

The Company has consistently applied the valuation techniques discussed above in all periods presented.

6.	Revenue from Contracts with Customers

Disaggregation of Revenue

The following represents a disaggregation of revenues and a reconciliation of total revenues as reported in the condensed consolidated statement of operations to revenue from contracts with customers:

	For the Three Months Ended
	March 31, 2018	March 31, 2017(1)
	(in thousands)

Revenues
Oil and condensate	$20,982	$12,190
Natural gas	2,181	2,588
NGLs	3,275	2,591
Total revenues from contracts with customers	$26,438	$17,369
(Loss) gain on commodity derivatives contracts	(5,529)	1,300
Total revenues and other (loss) gain	$20,909	$18,669

(1)	Prior period amounts have not been adjusted under the modified retrospective method.

Revenue Recognition

Oil, condensate, natural gas and NGLs revenues are recognized at the point in time that control of the product is transferred to the customer and collectability is reasonably assured.  A more detailed summary of the underlying contracts that give rise to revenue and method of recognition are included below.

Oil and Condensate Sales

Under the Company’s oil and condensate sales contracts, the Company delivers all or a specified percentage of the crude oil production from specified leases to the nominated delivery point which is the outlet flange of the Company’s lease facility or at unit storage tanks.  The Company sells oil and condensate production at the delivery point and collects an agreed-upon index price, net of applicable transport differential.  The Company recognizes revenue when control transfers to the purchaser at the delivery point at the net price received.

Natural Gas and NGLs Sales

Under the Company’s gas processing contracts, the Company delivers all or a specified percentage of natural gas production to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system.  The midstream processing entity processes the natural gas, sells the resulting NGLs and residue gas to third parties and pays the Company for the NGLs and residue gas with deductions for Post-Production Expenses.  The NGLs are subject to an incremental NGLs pricing formula based upon a percentage of NGLs extracted from the Company’s wet gas.  For the Company’s gas processing contracts, the Company evaluates whether it is the principal or the agent.  For the Company’s existing contracts, it has concluded that it is the agent and the midstream processing entity is the Company’s customer, and therefore, the Company recognizes revenue when control transfers to the midstream processing entity for the net amount of the proceeds received.  If for future contracts the Company was to conclude that it is the principal with the ultimate third party being the customer, the Company would recognize revenue for those contracts on a gross basis, with Post-Production Expenses presented gross as expenses.

Imbalances

The Company recognizes revenue for all oil, condensate, natural gas and NGLs sold to purchasers regardless of whether the sales are proportionate to the Company’s ownership interest in the property.  Production imbalances are recognized as a liability to the extent an imbalance on a specific property exceeds the Company’s share of remaining proved oil and natural gas reserves.  The Company had no material imbalances at March 31, 2018 or 2017.

Significant Judgments

Principal versus Agent

The Company engages in various types of transactions in which midstream entities process its wet gas and, in some scenarios, subsequently market resulting NGLs and residue gas to third-party customers on the Company’s behalf, such as gas processing contracts.  These types of transactions require judgment to determine whether the Company is the principal or the agent in the contract and, as a result, whether revenues are recorded gross or net.  For the Company’s existing contracts, the Company has determined that it represents the agent in the sale of products under certain gas processing and marketing agreements with midstream entities in accordance with the control model in ASC 606.  As a result, the Company presents revenue on a net basis for amounts expected to be received from third-party customers through the marketing process, with Post-Production Expenses incurred subsequent to control of the product(s) transferring to the midstream entity being netted against revenue.

Transaction Price Allocated to Remaining Performance Obligations

A significant number of the Company’s product sales are short-term in nature with a contract term of one year or less.  For those contracts, the Company has utilized the practical expedient in ASC 606-10-50-14 that exempts it from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

For the Company’s product sales that have a contract term greater than one year, the Company has utilized the practical expedient in ASC 606-10-50-14A that states that it is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation.  Under these sales contracts, each unit of product generally represents a separate performance obligation; therefore future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Contract Balances

Under the Company’s customer contracts, the Company receives a remittance advice confirming purchased volumes and pricing from its customers once the Company’s performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, the Company’s contracts do not give rise to contract assets or liabilities under ASC 606.  All of the Company’s revenue accounts receivable balances are attributable to revenues from contracts with customers.

Prior-period Performance Obligations

The Company records revenue in the month its production is delivered to the purchaser.  However, settlement statements and payment may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product including any transportation and other deductions.  The Company uses its knowledge of its properties, historical performance, contractual data, the anticipated effect of weather conditions during the month of production and prevailing market as the basis for these estimates.  The Company records the variances between its estimates and the actual amounts received in the month payment is received and such variances have historically not been material.  For the three months ended March 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

All derivative contracts are carried at their fair value on the balance sheet and all changes in value are recorded in the condensed consolidated statements of operations in (loss) gain on commodity derivatives contracts.  For the three months ended March 31, 2018 and 2017, the Company reported losses of $3.3 million and $582,000, respectively, in the condensed consolidated statements of operations related to the change in the fair value of its commodity derivative contracts still held at March 31, 2018 and 2017.

As of March 31, 2018, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume(1)	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in Bbls)
April to June 2018	Costless three-way collar	1,700	154,700	$—	$47.50	$37.50	$57.85
July to September 2018	Costless three-way collar	1,600	147,200	$—	$47.50	$37.50	$57.85
October to December 2018	Costless three-way collar	1,700	156,400	$—	$47.50	$37.50	$57.85
April 2018	Fixed price swap	125	3,750	$66.45	$—	$—	$—
April 2018	Fixed price swap	477	14,310	$51.20	$—	$—	$—
April to December 2018	Fixed price swap	500	137,500	$61.60	$—	$—	$—
May 2018	Fixed price swap	325	10,075	$66.45	$—	$—	$—
May 2018	Fixed price swap	492	15,252	$51.20	$—	$—	$—
June 2018	Fixed price swap	600	18,000	$51.20	$—	$—	$—
June to August 2018	Fixed price swap	425	39,100	$66.45	$—	$—	$—
July to September 2018	Fixed price swap	500	46,000	$51.20	$—	$—	$—
October to December 2018	Fixed price swap	600	55,200	$51.20	$—	$—	$—
January to September 2019	Costless three-way collar	2,000	546,000	$—	$47.50	$37.50	$59.70
October to December 2019	Costless three-way collar	1,900	174,800	$—	$47.50	$37.50	$59.70
January to September 2019	Fixed price swap	700	191,100	$50.40	$—	$—	$—
October to November 2019	Fixed price swap	600	36,600	$50.40	$—	$—	$—
December 2019	Fixed price swap	416	12,896	$50.40	$—	$—	$—

(1)	Crude volumes hedged include oil, condensate and certain components of our NGLs production.

As of March 31, 2018, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in MMBtus)
April to December 2018	Costless three-way collar	5,000	1,375,000	$—	$3.00	$2.35	$4.00
April to December 2018	Fixed price swap	1,550	426,250	$3.01	$—	$—	$—

As of March 31, 2018, all of the Company’s economic derivative hedge positions were with large institutions, which are not known to the Company to be in default on their derivative positions.  The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.

In conjunction with certain derivative hedging activity, the Company deferred the payment of certain put premiums for the production month period April 2018 through December 2018. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month. The Company amortizes the deferred put premium liabilities as they become payable. The following table provides information regarding the deferred put premium liabilities for the periods indicated:

	March 31, 2018	December 31, 2017
	(in thousands)
Current commodity derivative put premium payable	$102	$135
Total unamortized put premium liabilities	$102	$135

For the Three Months Ended March 31, 2018
(in thousands)
Put premium liabilities, beginning balance	$135
Settlement of put premium liabilities	(33)
Additional put premium liabilities	—
Put premium liabilities, ending balance	$102

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated statement of financial position and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	March 31, 2018	December 31, 2017
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Current assets	$542	$1,370
Commodity derivative contracts	Current liabilities	(6,278)	(4,416)
Commodity derivative contracts	Long-term liabilities	(3,289)	(2,572)
Total derivatives not designated as hedging instruments		$(9,025)	$(5,618)

		Amount of Gain (Loss) Recognized in Income on Derivatives For the Three Months Ended March 31,
	Location of Loss Recognized in Income on Derivatives	2018	2017
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Loss on commodity derivatives contracts	$(5,529)	$1,300
Total		$(5,529)	$1,300

8.	Capital Stock

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

Series A Preferred Stock

At March 31, 2018, there were 4,045,000 shares of the Series A Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

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

The Company paid monthly dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference through March 2016.  Effective March 9, 2016, the Revolving Credit Facility prohibited the payment of cash dividends on the Company’s preferred stock commencing April 2016.  Pursuant to Amendment No. 10 to the Company’s Revolving Credit Facility, on January 10, 2017, the Company declared a special cash dividend on the Series A Preferred Stock to pay in full all accumulated and unpaid cash dividends accrued since April 1, 2016 at an annualized 8.625% through the payment date.  The Series A Preferred Stock January 2017 dividend of $7.3 million was paid on January 31, 2017 to holders of record at the close of business on January 20, 2017, which paid all unpaid dividends that accumulated in respect to the Series A Preferred Stock at such time.  Thereafter, all monthly cash dividends on the Series A Preferred Stock were paid for each month through July 2017.  On August 1, 2017, primarily in response to the decline in oil prices and to preserve liquidity, the Company elected to suspend Series A Preferred Stock dividends commencing August 2017, which suspension remained in effect through March 2018.

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

For the three months ended March 31, 2018, the Company recognized undeclared cumulative dividends of $2.2 million for the Series A Preferred Stock.  For the three months ended March 31, 2017, the Company paid cash dividends of $8.7 million, including $6.5 million of 2016 undeclared dividends, for the Series A Preferred Stock.  As of March 31, 2018, accumulated and unpaid dividends on the outstanding Series A Preferred Stock aggregated to $5.8 million, or $1.4375 per shares.  On April 9, 2018, the Company declared a special cash dividend on the Series A Preferred Stock to pay in full all accumulated and unpaid cash dividends accrued since August 1, 2017 at an annualized 8.625% through the payment date.  The Series A Preferred Stock April 2018 dividend of $6.5 million was paid on April 30, 2018 to holders of record at the close of business on April 20, 2018, which paid all unpaid dividends that accumulated in respect to the Series A Preferred Stock at such time.

Series B Preferred Stock

At March 31, 2018, there were 2,140,000 shares of the Series B Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

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

The Company paid monthly dividends on the Series B Preferred Stock at a fixed rate of 10.75% per annum of the $25.00 per share liquidation preference through March 2016. Effective March 9, 2016, the Revolving Credit Facility prohibited the payment of cash dividends on the Company’s preferred stock commencing April 2016.  Pursuant to Amendment No. 10 to the Company’s Revolving Credit Facility, on January 10, 2017, the Company declared a special cash dividend on the Series B Preferred Stock to pay in full all accumulated and unpaid cash dividends since April 1, 2016 at an annualized 10.75% through the payment date.  The Series B Preferred Stock January 2017 dividend in the amount of $4.8 million was paid on January 31, 2017 to holders of record at the close of business on January 20, 2017, which paid all unpaid dividends that accumulated in respect to the Series B Preferred Stock at such time.  Thereafter, all monthly cash dividends on the Series B Preferred Stock were paid for each month through July 2017.  On August 1, 2017, primarily in response to the decline in oil prices and to preserve liquidity, the Company elected to suspend Series B Preferred Stock dividends commencing August 2017, which suspension remained in effect through March 2018.

Dividends on the Series B Preferred Stock will accumulate regardless of whether any such dividends are declared. If the Company has accumulated, accrued and unpaid cash dividends in any calendar month within four calendar quarters, then commencing in the calendar month following the first month in such fourth calendar quarter in which cash dividends are not paid in full, and until accumulated dividends are paid in full for four calendar quarters with the last two calendar quarters’ dividends paid in cash, (i) the fixed dividend rate of Series B Preferred Stock each increases by 2.00% per annum, (ii) the Company will be  required to issue a dividend of common stock to pay accrued and unpaid dividends based on then current market value determined in accordance with the certificate of designations applicable to the Series B Preferred Stock, if such dividends are not paid in cash, provided it has sufficient capital surplus to pay such a dividend and can otherwise pay a dividend under state law, and (iii) the holders of Series A Preferred Stock and Series B Preferred Stock,  voting as a single class, will have the right to elect up to two additional directors to the board of directors of the Company.  If the Company’s common stock ceases to be listed on a national securities exchange or a national securities market, “pay in kind” dividends of additional shares of Series B Preferred Stock may be payable in lieu of cash or common stock dividends.

For the three months ended March 31, 2018, the Company recognized undeclared cumulative dividends of $1.4 million for the Series B Preferred Stock.  For the three months ended March 31, 2017, the Company paid cash dividends of $5.8 million, including $4.3 million of 2016 undeclared dividends.    As of March 31, 2018, accumulated and unpaid dividends on the outstanding Series B Preferred Stock aggregated to $3.8 million, or $1.7916667 per shares.  On April 9, 2018, the Company declared a special cash dividend on the Series B Preferred Stock to pay in full all accumulated and unpaid cash dividends accrued since August 1, 2017 at an annualized 10.75% through the payment date.  The Series B Preferred Stock April 2018 dividend of $4.3 million was paid on April 30, 2018 to holders of record at the close of business on April 20, 2018, which paid all unpaid dividends that accumulated in respect to the Series A Preferred Stock at such time.

Other Share Issuances

The following table provides information regarding the issuances and forfeitures of common stock pursuant to the Company's long-term incentive plan for the periods indicated:

For the Three Months Ended March 31, 2018
Other share issuances:
Shares of restricted common stock granted	3,162,699
Shares of restricted common stock vested	1,598,644
Shares of restricted common stock surrendered upon vesting/exercise(1)	489,478
Shares of restricted common stock forfeited	3,175

_________________

(1)	Represents shares of common stock forfeited in connection with the payment of estimated withholding taxes on shares of restricted common stock that vested during the period.

On June 27, 2017, the Company’s stockholders approved an amendment to the Gastar Exploration Inc. Long-Term Incentive Plan (the “LTIP”), effective May 2, 2017, to, among other things, increase the number of shares of common stock reserved for issuance under the LTIP by 14,000,000 shares of common stock.  There were 4,717,198 shares of common stock available for issuance under the LTIP at March 31, 2018.

Shares Reserved

At March 31, 2018, the Company had 164,400 common shares reserved for the exercise of stock options and 1,477,095 shares reserved for the settlement of performance based units.

9.	Interest Expense

The following table summarizes the components of interest expense for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Interest expense:
Cash and accrued	$2,459	$9,759
Paid in kind	6,629	—
Amortization of deferred financing costs and debt discount	3,177	1,710
Capitalized interest	(2,328)	(620)
Total interest expense	$9,937	$10,849

10.	Income Taxes

For the three months ended March 31, 2018 and 2017, respectively, the Company did not recognize a current income tax benefit or provision as the Company has a full valuation allowance against assets created by net operating losses generated.  The Company believes it more likely than not that the assets will not be utilized.  The Company had no deferred income tax expense (benefit) for the three months ended March 31, 2018 and 2017.  In connection with the Company’s recent equity and convertible debt transactions during 2017, the Company determined that the utilization of net operating losses in future years is subject to limitations by reason of an “ownership change” as defined under Section 382 of the Internal Revenue Code (“Section 382 Limitation”).  Any utilization of the Company’s net operating loss carryforwards and other tax credit carryforwards will be subject to the Section 382 Limitation.

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

	For the Three Months Ended March 31,
	2018	2017
	(in thousands, except per share and share data)
Net loss attributable to common stockholders	$(19,129)	$(22,316)
Weighted average common shares outstanding - basic	209,903,482	162,829,221
Weighted average common shares outstanding - diluted	209,903,482	162,829,221
Net loss per share of common stock attributable to common stockholders:
Basic	$(0.09)	$(0.14)
Diluted	$(0.09)	$(0.14)
Common shares excluded from denominator as anti-dilutive:
Unvested restricted shares	3,984,569	510,465
Unvested PBUs	952,579	170,858
Convertible notes	73,520,769	98,977,920
Total	78,457,917	99,659,243

12.	Commitments and Contingencies

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

PennMarc Resources II, LP, et al v. Gastar Exploration USA, Inc., et al, (Civil Action No. 17-C-214) Circuit Court of Marshall County, West Virginia.  PennMarc Resources II, LP and others filed suit against the Company on October 23, 2017 in the Circuit Court of Marshall County, West Virginia.  The plaintiffs are royalty owners under various leases taken by or assigned to the Company.  The leases cover property in Marshall County, West Virginia.  The leases are among other assets that were assigned to

THQ Appalachia, LLC pursuant to a purchase and sale agreement dated February 12, 2016.  The plaintiffs allege that the Company breached the leases by making deductions for post-production costs that were not authorized by the terms of the leases.  The plaintiffs also allege that the unauthorized deductions were not shown on the monthly royalty statements and the failure to detail the deduction of these costs was a further breach of the leases and fraud.  The plaintiffs claim of breach of contract, breach of fiduciary duty and fraudulent concealment.  The plaintiffs seek compensatory damages and punitive damages.  The Company is still assessing this claim and has not yet filed a response.  The Company has moved to dismiss the plaintiffs’ claims and has requested that discovery be stayed until the motion is ruled on.  The motion to dismiss was heard on March 23, 2018, but the court has not yet issued a ruling.

Eagle Natrium LLC v. Gastar Exploration USA, Inc., Cause No. GD-14-7208, In the Court of Common Pleas of Allegheny County, Pennsylvania. On April 22, 2014, Eagle Natrium LLC (“Eagle”), a wholly-owned subsidiary of Axiall Corporation, filed a complaint against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania seeking to enjoin Gastar’s hydraulic fracturing and completion operations on three wells drilled from Gastar’s Goudy pad in Marshall County, West Virginia, or conducting any activity that poses a substantial risk of harm to Eagle’s brine operations. Gastar was the operator of approximately 16,000 acres in Marshall County, West Virginia, including a 3,300 gross acre oil and gas lease adjacent to Eagle’s facilities. Eagle asserted its right to relief based on certain of the lessor’s rights which were assigned to Eagle by the lessor solely as they relate to the brine and related facilities. A hearing on the request for preliminary injunction was held in the summer of 2014. After considering the evidence presented at the hearing and the party’s briefing, the court issued an order on October 21, 2014 denying the request for a preliminary injunction. In January 2015, Gastar began completion operations and has since completed the three wells drilled from its Goudy pad that formed the basis of Eagle’s complaint.  In 2016, the Company amended its answer and has added counterclaims seeking damages from Eagle as a result of the proceedings. Specifically, Gastar has asserted a breach of contract claim, seeking damages for lost revenues, rig up and rig down costs and attorney’s fees relating to the Pennsylvania lawsuit filed by Eagle. Eagle has also maintained its breach of contract claim against the Company.  The Court held a hearing on competing motions for summary judgment on April 27, 2018 and has taken those motions under advisement.  The Court bifurcated liability and damages and the liability trial is scheduled to begin on June 25, 2018.

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

13.	Statement of Cash Flows – Supplemental Information

The following is a summary of the supplemental cash paid and non-cash transactions for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash paid for interest, net of capitalized amounts	$111	$11,721
Non-cash transactions:
Capital expenditures included in accounts payable and accrued drilling costs	$(6,046)	$3,072
Capital expenditures excluded from prepaid expenses	$(88)	$—
Asset retirement obligation included in oil and natural gas properties	$45	$230
Asset retirement obligation sold	$(2,581)	$(1,533)
Application of advances to operators	$1	$16
Non-cash financing charges excluded from accounts payable and accrued liabilities	$—	$585
Undeclared cumulative dividends on preferred stock	$3,618	$—

14.    Subsequent Events

Pursuant to Amendment No. 2 to the Term Loan, on April 2, 2018, the Company elected to pay in kind 100% of the interest due for the period January 2, 2018 to April 2, 2018 in the amount of $6.7 million, thus increasing the outstanding principal balance of the Term Loan to $269.7 million at such time.

On April 9, 2018, the Company declared a special cash dividend on the Series A Preferred Stock and Series B Preferred Stock to pay in full all accumulated and unpaid cash dividends accrued since August 1, 2017 at an annualized 8.625% and 10.75%, respectively, through the payment date.  The Series A Preferred Stock April 2018 dividend of $6.5 million was paid on April 30, 2018 to holders of record at the close of business on April 20, 2018, which paid all unpaid dividends that accumulated in respect to the Series A Preferred Stock at such time.  The Series B Preferred Stock April 2018 dividend of $4.3 million was paid on April 30, 2018 to holders of record at the close of business on April 20, 2018, which paid all unpaid dividends that accumulated in respect to the Series A Preferred Stock at such time.

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

For a more detailed description of the risks and uncertainties that we face and other factors that could affect our financial performance or cause our actual results to differ materially from our projected results please see (i) Part II, Item 1A. “Risk Factors” and elsewhere in this report, (ii) Part I, Item 1A. “Risk Factors” and elsewhere in our 2017 Form 10-K, (iii) our subsequent reports and registration statements filed from time to time with the SEC and (iv) other announcements we make from time to time.

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

All of our current operational activities are conducted in, and our consolidated revenues are generated from, markets exclusively in the U.S.  As of March 31, 2018, our major assets consist of approximately 105,900 gross (67,900 net) acres in Oklahoma (68% developed) deemed to have multi-STACK Play potential.

The following discussion addresses material changes in our results of operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 and material changes in our financial condition since December 31, 2017. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Part I, Item 1. “Financial Statements” of this report, as well as our 2017 Form 10-K, which includes important disclosures regarding our critical accounting policies as part of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Form 10-K.

Oil and Natural Gas Activities

The following provides an overview of our major oil and natural gas projects. While actively pursuing specific exploration and development activities in the Mid-Continent area, there is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.

Mid-Continent Horizontal Oil Play.

We believe that our acreage is prospective in the normally pressured oil window of the STACK Play, an area of central Oklahoma that includes oil and natural gas-rich formations such as the Meramec, Osage and Woodford shale, ranging in depth from 6,000 to 9,000 feet, and in the shallow Oswego formation as well as the proven Hunton limestone horizontal oil play.  We believe that the STACK Play is one of the most economic plays in North America.  It is a horizontal drilling play in an area of previously drilled vertical wells with multiple productive reservoirs that are predominantly oil producing.  The STACK Play encompasses all or parts of Blaine, Canadian, Garfield, Kingfisher and Major counties in Oklahoma.  STACK is an acronym for Sooner Trend Anadarko basin Canadian and Kingfisher counties.  At March 31, 2018, we held leases covering approximately 105,900 gross (67,900 net) acres primarily in Garfield and Kingfisher Counties, Oklahoma within the STACK Play.

Our initial leasing activities in 2012 were primarily focused in northwest Kingfisher County, Oklahoma with an AMI co-participant whom we bought out and assumed operatorship of the acquired wells in December 2015.

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

During the three months ended March 31, 2018, we spud four gross (3.7 net) operated Osage wells and commenced flow back on three gross (2.7 net) operated Osage wells.  Subsequent to March 31, 2018 through May 1, 2018, we spud two gross (1.9 net) operated Osage wells and commenced flow back on two gross (2.0 net) operated Osage wells.

To date in 2018, we have elected to participate in various non-operated wells in the Meramec, Osage and Oswego formations to further delineate our STACK Play acreage position.  Of the 2018 non-operated wells that we have elected to participate, currently three gross (0.3 net) non-operated Meramec wells, four gross (0.7 net) non-operated Osage wells and four gross (0.2 net) non-operated Oswego wells have been placed on production.  We anticipate that we will continue to receive election notices regarding proposed non-operated STACK wells.

The following table provides production and operational information about the Mid-Continent for the periods indicated:

	For the Three Months Ended March 31,
Mid-Continent - Total	2018	2017
Net Production:
Oil and condensate (MBbl)	343	250
Natural gas (MMcf)	1,063	861
NGLs (MBbl)	144	117
Total net production (MBoe)	664	511
Net Daily Production:
Oil and condensate (MBbl/d)	3.8	2.8
Natural gas (MMcf/d)	11.8	9.6
NGLs (MBbl/d)	1.6	1.3
Total net daily production (MBoe/d)	7.4	5.7
Average sales price per unit(1):
Oil and condensate (per Bbl)	$61.22	$48.78
Natural gas (per Mcf)	$2.05	$3.00
NGLs (per Bbl)	$22.80	$22.11
Average sales price per Boe(1)	$39.85	$34.01
Selected operating expenses (in thousands):
Production taxes	$989	$485
Lease operating expenses	$7,509	$5,066
Transportation, treating and gathering(2)	$—	$312
Selected operating expenses per Boe:
Production taxes	$1.49	$0.95
Lease operating expenses	$11.32	$9.92
Transportation, treating and gathering(2)	$—	$0.61
Production costs(3)	$11.32	$10.53

(1)	Excludes the impact of hedging activities. Average sales prices per unit for 2018 are net of treating, transportation and gathering costs, which were previously reported separately as expenses.
(2)	Pursuant to current accounting guidance, transportation, treating and gathering costs for 2018 are recorded as a reduction to revenue.

(3)

Production costs for 2018 include lease operating expense (“LOE”), insurance, and workover expense and exclude ad valorem and severance taxes and transportation, treating and gathering expense.  Production costs for 2017 include lease LOE, insurance, transportation, treating and gathering and workover expense and exclude ad valorem and severance taxes.

The following tables provide detailed production and operational information for the STACK Play and WEHLU areas that makeup the total Mid-Continent above.  We completed the sale of WEHLU on February 28, 2018.

	For the Three Months Ended March 31,
Mid-Continent - STACK Play excluding WEHLU	2018	2017
Net Production:
Oil and condensate (MBbl)	261	100
Natural gas (MMcf)	820	434
NGLs (MBbl)	96	47
Total net production (MBoe)	494	219
Net Daily Production:
Oil and condensate (MBbl/d)	2.9	1.1
Natural gas (MMcf/d)	9.1	4.8
NGLs (MBbl/d)	1.1	0.5
Total net daily production (MBoe/d)	5.5	2.4
Average sales price per unit(1):
Oil and condensate (per Bbl)	$61.23	$48.75
Natural gas (per Mcf)	$1.87	$3.02
NGLs (per Bbl)	$22.55	$23.54
Average sales price per Boe(1)	$39.90	$33.22
Selected operating expenses (in thousands):
Production taxes	$517	$161
Lease operating expenses	$5,327	$2,154
Transportation, treating and gathering(2)	$—	$312
Selected operating expenses per Boe:
Production taxes	$1.05	$0.73
Lease operating expenses(2)	$10.79	$9.83
Transportation, treating and gathering	$—	$1.42
Production costs(3)	$10.79	$11.26

(1)	Excludes the impact of hedging activities. Average sales prices per unit for 2018 are net of treating, transportation and gathering costs, which were previously reported separately as expenses.
(2)	Pursuant to current accounting guidance, transportation, treating and gathering costs for 2018 are recorded as a reduction to revenue.
(3)

Production costs for 2018 include LOE, insurance, and workover expense and exclude ad valorem and severance taxes and transportation, treating and gathering expense.  Production costs for 2017 include LOE, insurance, transportation, treating and gathering and workover expense and exclude ad valorem and severance taxes.

	For the Three Months Ended March 31,
Mid-Continent - WEHLU	2018	2017
Net Production:
Oil and condensate (MBbl)	81	150
Natural gas (MMcf)	243	428
NGLs (MBbl)	48	70
Total net production (MBoe)	170	292
Net Daily Production:
Oil and condensate (MBbl/d)	0.9	1.7
Natural gas (MMcf/d)	2.7	4.8
NGLs (MBbl/d)	0.5	0.8
Total net daily production (MBoe/d)	1.9	3.2
Average sales price per unit(1):
Oil and condensate (per Bbl)	$61.17	$48.80
Natural gas (per Mcf)	$2.66	$2.98
NGLs (per Bbl)	$23.29	$21.15
Average sales price per Boe(1)	$39.69	$34.60
Selected operating expenses (in thousands):
Production taxes	$472	$324
Lease operating expenses	$2,183	$2,912
Transportation, treating and gathering(2)	$—	$—
Selected operating expenses per Boe:
Production taxes	$2.78	$1.11
Lease operating expenses	$12.86	$9.99
Transportation, treating and gathering(2)	$—	$—
Production costs(3)	$12.86	$9.99

(1)	Excludes the impact of hedging activities. Average sales prices per unit for 2018 are net of treating, transportation and gathering costs, which were previously reported separately as expenses.
(2)	Pursuant to current accounting guidance, transportation, treating and gathering costs for 2018 are recorded as a reduction to revenue.
(3)

Production costs for 2018 include LOE, insurance, and workover expense and exclude ad valorem and severance taxes and transportation, treating and gathering expense.  Production costs for 2017 include LOE, insurance, transportation, treating and gathering and workover expense and exclude ad valorem and severance taxes.

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

The following table provides information about production volumes, average prices of oil, natural gas and NGLs and operating expenses for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands, except per unit amounts)
Net Production:
Oil and condensate (MBbl)	343	250
Natural gas (MMcf)	1,063	863
NGLs (MBbl)	144	117
Total net production (MBoe)	664	511
Net Daily production:
Oil and condensate (MBbl/d)	3.8	2.8
Natural gas (MMcf/d)	11.8	9.6
NGLs (MBbl/d)	1.6	1.3
Total net daily production (MBoe/d)	7.4	5.7
Average sales price per unit(1):
Oil and condensate per Bbl, excluding impact of hedging activities	$61.22	$48.78
Oil and condensate per Bbl, including impact of hedging activities(2)	$55.23	$54.53
Natural gas per Mcf, excluding impact of hedging activities	$2.05	$3.00
Natural gas per Mcf, including impact of hedging activities(2)	$2.25	$3.22
NGLs per Bbl, excluding impact of hedging activities	$22.80	$22.11
NGLs per Bbl, including impact of hedging activities(2)	$20.28	$24.28
Average sales price per Boe, excluding impact of hedging activities	$39.85	$34.00
Average sales price per Boe, including impact of hedging activities(2)	$36.53	$37.68
Selected operating expenses:
Production taxes	$989	$485
Lease operating expenses	$7,509	$5,072
Transportation, treating and gathering(3)	$—	$311
Depreciation, depletion and amortization	$8,978	$4,652
General and administrative expense	$8,968	$3,824
Selected operating expenses per Boe:
Production taxes	$1.49	$0.95
Lease operating expenses	$11.32	$9.93
Transportation, treating and gathering(3)	$—	$0.61
Depreciation, depletion and amortization	$13.53	$9.11
General and administrative expense	$13.52	$7.49
Production costs(4)	$11.32	$10.54

(1)	Average sales prices per unit for 2018 are net of treating, transportation and gathering costs, which were previously reported separately as expenses.
(2)	The impact of hedging includes the gain (loss) on commodity derivative contracts settled during the periods presented.
(3)	Pursuant to current accounting guidance, transportation, treating and gathering costs for 2018 are recorded as a reduction to revenue.
(4)

Production costs for 2018 include LOE, insurance, and workover expense and exclude ad valorem and severance taxes and transportation, treating and gathering expense.  Production costs for 2017 include LOE, insurance, transportation, treating and gathering and workover expense and exclude ad valorem and severance taxes.

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) as reported were $26.4 million for the three months ended March 31, 2018, up 52% from $17.4 million for the three months ended March 31, 2017.  Pursuant to current accounting guidance, total oil, condensate, natural gas and NGLs revenues for the three months ended March 31, 2018 were net of $933,000 of treating, transportation and gathering costs which historically have been reported separately as an expense.  The increase in revenues was the result of a 17% increase in weighted average realized equivalent prices coupled with a 30% increase in production.  Average daily production on an equivalent basis was 7.4 MBoe/d for the three months ended March 31, 2018 compared to 5.7 MBoe/d for the same period in 2017.  Average daily production on an equivalent basis for the three months ended March 31, 2018 and 2017 included 1.9 MBoe/d and 3.2 MBoe/d, respectively, of WEHLU production.  The WEHLU sale closed on February 28, 2018.  STACK only average daily equivalent production on an equivalent basis was 5.5 MBoe/d for the three months ended March 31, 2018 compared to 2.4 MBoe/d for the same period in 2017.  STACK only oil, condensate and NGLs production represented approximately 72% of total production for the three months ended March 31, 2018 compared to 67% of total production for the three months ended March 31, 2017.

Oil and condensate revenues as reported represented approximately 79% and 70% of our total oil, condensate, natural gas and NGLs revenues for the three months ended March 31, 2018 and 2017, respectively.  Total liquids revenues (oil, condensate and NGLs) as reported represented approximately 92% of our total oil, condensate, natural gas and NGLs revenues for the three months ended March 31, 2018 and 85% of our total oil, condensate, natural gas and NGLs revenues for the three months ended March 31, 2017.

During the three months ended March 31, 2018, we had commodity derivative contracts covering approximately 79% of our oil and condensate production.  The impact of hedging on oil and condensate sales during the three months ended March 31, 2018 was a decrease of $2.1 million in oil and condensate revenues and resulted in a decrease in total price realized from $61.22 per Bbl to $55.23 per Bbl.  The loss on oil and condensate commodity derivatives contracts settled during the period included $511,000 for the amortization of prepaid premiums. During the three months ended March 31, 2017, the impact of hedging on oil and condensate sales was an increase of $1.4 million, which resulted in an increase in total price realized from $48.78 per Bbl to $54.53 per Bbl.  We allocated 15% of our crude hedges as price protection for our NGLs production for the quarters ended March 31, 2018 and 2017.  We have not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

During the three months ended March 31, 2018, we had commodity derivative contracts covering approximately 69% of our natural gas production.  The impact of hedging on natural gas sales during the three months ended March 31, 2018 was an increase of $212,000 in natural gas revenues and resulted in an increase in total price realized from $2.05 per Mcf to $2.25 per Mcf.  The gain on natural gas commodity derivatives contracts settled during the period was reduced by $33,000 for deferred put premiums.  During the three months ended March 31, 2017, the impact of hedging on natural gas sales was an increase of $189,000, which resulted in an increase in total price realized from $3.00 per Mcf to $3.22 per Mcf.  We have not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

During the three months ended March 31, 2018, we had commodity derivative contracts covering approximately 33% of our NGLs production. The impact of hedging on NGLs sales during the three months ended March 31, 2018 was a decrease of $362,000 in NGLs revenues and resulted in a decrease in total price realized from $22.80 per Bbl to $20.28 per Bbl.  The loss on NGLs commodity derivatives contracts settled during the period included $90,000 for amortization of prepaid premiums.  During the three months ended March 31, 2017, the impact of hedging on NGLs sales was an increase of $254,000 in NGLs revenues which resulted in an increase in total price realized from $22.11 per Bbl to $24.28 per Bbl.  We have not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

The change in mark to market value for outstanding commodity derivatives contracts for the three months ended March 31, 2018 was a loss of $3.3 million compared to a loss of $582,000 for the three months ended March 31, 2017. The change in the mark to market value is primarily the result of changes in hedge contracts and volumes hedged and the future price curve compared to the prior year.

For additional information regarding our oil and condensate hedging positions as of March 31, 2018, see Part I, Item 1. “Financial Statements, Note 7 – Derivative Instruments and Hedging Activity” of this report.

Production taxes. We reported production taxes of $989,000 for the three months ended March 31, 2018 compared to $485,000 for the three months ended March 31, 2017.  The increase in production taxes primarily resulted from new Mid-Continent wells and higher tax rates due to an Oklahoma state tax law change on exempt horizontal wells increasing the rate from 1% to 7%.  Production taxes for the three months ended March 31, 2018 and 2017 were approximately 3.7% and 2.8%, respectively, of oil, condensate, natural gas and NGLs revenues.

Lease operating expenses. We reported LOE of $7.5 million for the three months ended March 31, 2018 compared to $5.1 million for the three months ended March 31, 2017.  Our total LOE was $11.32 per Boe for the three months ended March 31, 2018 compared to $9.93 per Boe for the same period in 2017.  The increase in LOE is due primarily to a $2.7 million ($2.35 per Boe) increase in controllable LOE costs due to new wells with higher water disposal costs offset by a $316,000 ($0.98 per Boe) decrease in workover costs.

Transportation, treating and gathering. Pursuant to current accounting guidance, treating, transportation and gathering expense for of $933,000 was recorded as a reduction to oil, condensate, natural gas and NGLs revenues for the three months ended March 31, 2018.  We reported treating, transportation and gathering expense of $311,000 for the three months ended March 31, 2017.  The increase in these costs is due primarily to new wells and changes in Oklahoma marketing contracts from primarily percent of proceeds contracts to a combination of fixed charges basis and percent of proceeds contracts.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) expense of $9.0 million for the three months ended March 31, 2018 up from $4.7 million for the three months ended March 31, 2017. The increase in DD&A expense was the result of a 49%  increase in the DD&A rate coupled with a 30% increase in production.  The DD&A rate for the three months ended March 31, 2018 was $13.53 per Boe compared to $9.11 per Boe for the same period in 2017.

General and administrative expense. We reported general and administrative expenses of $9.0 million for the three months ended March 31, 2018 compared to $3.8 million for the three months ended March 31, 2017.  Non-cash stock-based compensation expense, which is included in general and administrative expense, was $1.7 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively.  Excluding stock-based compensation expense, general and administrative expense increased $4.4 million to $7.2 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  This increase is primarily due to $3.5 million of severance costs related to the resignation of our former chief executive officer coupled with higher legal fees of approximately $646,000.

Interest expense.  We reported interest expense of $9.9 million for the three months ended March 31, 2018 compared to $10.8 million for the three months ended March 31, 2017.  The decrease in interest expense is due primarily to increased capital interest during the quarter ended March 31, 2018.

Loss on early extinguishment of debt.  We reported a loss on early extinguishment of debt of $12.2 million for the three months ended March 31, 2018 comprised of a $7.0 million penalty for the early satisfaction and discharge of our Former Notes and the $5.2 million write-off of the remaining deferred financing costs related to the Former Notes and our Revolving Credit Facility.

Dividends on preferred stock. Accumulated undeclared and unpaid dividends totaled $3.6 million for the three months ended March 31, 2018 comprised of $2.2 million for the Series A Preferred Stock and $1.4 million for the Series B Preferred Stock.  Dividends on preferred stock totaled $3.6 million for the three months ended March 31, 2017 comprised of $2.2 million for the Series A Preferred Stock and $1.4 million for the Series B Preferred Stock.  On April 9, 2018, we declared a special cash dividend on the Series A Preferred Stock and Series B Preferred Stock to pay in full all accumulated and unpaid cash dividends accrued since August 1, 2017 at an annualized 8.625% and 10.75%, respectively, through the payment date.  The Series A Preferred Stock April 2018 dividend of $6.5 million was paid on April 30, 2018 to holders of record at the close of business on April 20, 2018, which paid all unpaid dividends that accumulated in respect to the Series A Preferred Stock at such time.  The Series B Preferred Stock April 2018 dividend of $4.3 million was paid on April 30, 2018 to holders of record at the close of business on April 20, 2018, which paid all unpaid dividends that accumulated in respect to the Series A Preferred Stock at such time.

Liquidity and Capital Resources

Overview. Our decisions regarding capital structure, hedging and drilling are based upon many factors, including anticipated future commodity pricing, expected economic conditions and recoverable reserves.  Our primary sources of liquidity and capital resources are existing cash balances, internally generated cash flows from operating activities, asset sales and possible capital markets transactions, to the extent available on acceptable terms.  Our cash flows from operations are impacted by various factors, the most significant of which is the market pricing for oil, condensate, natural gas and NGLs. The pricing for these commodities is volatile, and the factors that impact such market pricing are global and therefore outside of our control. Volatility in commodity prices also impacts estimated quantities of proved reserves. Our longer term operating cash flows are dependent upon reserve replacement and the level of costs required for ongoing operations. We are required to make investments to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Our ability to maintain and grow reserves and production is highly dependent on the success of our drilling program and our ability to add reserves economically. As a result, it is not possible for us to precisely predict our future cash flows from operating revenues.  However, we believe that our current cash position and cash flows from operating activities should be sufficient to meet our cash requirements for at least the next 12 months.

We continually evaluate our capital needs and compare them to our available capital resources and ability to raise funds in the financial markets.  Current market conditions and restrictions under our debt may put limitations on our ability to issue additional debt or equity securities in the public or private markets, which may significantly reduce our ability to obtain liquidity.  We operate the majority of our capital expenditures budget, and we have the ability to adjust capital expenditures in response to changes that would potentially reduce our available capital resources, including changes in oil, condensate, natural gas and NGLs prices, drilling results, liquidity and cash flow.

For the three months ended March 31, 2018, we reported cash flows provided by operating activities of $32.2 million.  For the three months ended March 31, 2018, we reported net cash provided by investing activities of $55.3 million primarily due to the inclusion of proceeds from the sale oil and natural gas properties of $97.6 million offset by $42.3 million for the development of oil and natural gas properties.  For the three months ended March 31, 2018, we reported net cash used in financing activities of $565,000 for tax withholding related to restricted stock award vestings.  As a result of these activities, our cash and cash equivalents balance increased by $86.9 million, resulting in a cash and cash equivalents balance of $100.2 million at March 31, 2018.

At March 31, 2018, we had a net working capital surplus of approximately $59.0 million.  As of May 7, 2018, our cash balance was $69.1 million and we had $269.9 million of Term Loan borrowings and $162.5 million of Notes outstanding with a maturity of March 2022.

Future capital and other expenditure requirements.  Capital expenditures for the remainder of 2018 are estimated to be approximately $80.0 million which contemplates $45.1 million for STACK Play operated drilling and completion activity, $12.4 million for our participation in non-operated STACK Play drilling and completions, $13.7 million for leasehold costs and $8.8 million for capitalized general and administrative costs.  We plan to fund our remaining 2018 capital budget through existing cash balances and internally generated cash flow from operating activities.  Our capital expenditures and the scope of our drilling activities may change as a result of several factors, including, but not limited to, changes in oil, condensate, natural gas and NGLs prices, costs of drilling and completion and leasehold acquisitions, drilling results, higher working interest in drilled wells and access to additional capital.  We operate the majority of our remaining budgeted 2018 capital expenditures, and thus, we could reduce a significant portion of remaining 2018 capital expenditures if necessary to better match available capital resources.

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

To mitigate some of the potential negative impact on cash flows caused by changes in oil, condensate, natural gas and NGLs prices, we have entered into financial commodity costless collars, index swaps, fixed price swaps and put and call options to hedge oil, condensate, natural gas and NGLs price risk. The crude oil fixed price swaps provide price protection for our future oil sales and butane, isobutene and pentanes components of our NGLs production as these heavy components of NGLs have pricing that correlates closely with oil pricing.  For 2018, we have allocated 15% of our current crude hedges as price protection for a portion of our NGLs production. We have not designated any of these derivative contracts as hedges as prescribed by accounting rules.  For additional information regarding our hedging activities, see Part I, Item 1. “Financial Statements, Note 7 – Derivative Instruments and Hedging Activity” of this report.

At March 31, 2018, the estimated fair value of all of our commodity derivative instruments was a net liability of $9.0 million, comprised of current and non-current assets and liabilities. By removing the price volatility from a portion of our oil, condensate, natural gas and NGLs sales for April 2018 through December 2019, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows for those periods. While mitigating negative effects of falling commodity prices, certain derivative contracts also limit the benefits we could receive from increases in commodity prices.  In conjunction with certain commodity derivative hedging activity, we deferred the payment of certain put premiums for the production month period April 2018 through December 2018.  At March 31, 2018, we had a current commodity premium payable of $102,000.  The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.

As of March 31, 2018, all of our commodity derivative hedge positions were with large institutions, each of which is not known to us to be in default on their derivative positions. We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.

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

Pursuant to Amendment No. 2, we elected to pay in kind 100% of the interest due for the period June 30, 2017 to January 1, 2018 in the amount of $13.2 million, thus increasing the outstanding principal balance of the Term Loan to $263.2 million.  We also elected to pay in kind 100% of the interest due for the period January 2, 2018 to April 1, 2018 in the amount of $6.5 million and such was accrued at March 31, 2018 due to the interest payment date falling on a weekend outside of quarter end.

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

For the three months ended March 31, 2018, we reported undeclared cumulative dividends of $2.2 million for the Series A Preferred Stock and $1.4 million for the Series B Preferred Stock.  For the three months ended March 31, 2017, we declared and paid dividends of $8.7 million for the Series A Preferred Stock and $5.7 million for the Series B Preferred Stock.

On April 9, 2018, we declared a special cash dividend on the Series A Preferred Stock and Series B Preferred Stock to pay in full all accumulated and unpaid cash dividends accrued since August 1, 2017 at an annualized 8.625% and 10.75%, respectively, through the payment date.  The Series A Preferred Stock April 2018 dividend of $6.5 million was paid on April 30, 2018 to holders of record at the close of business on April 20, 2018, which paid all unpaid dividends that accumulated in respect to the Series A Preferred Stock at such time.  The Series B Preferred Stock April 2018 dividend of $4.3 million was paid on April 30, 2018 to holders of record at the close of business on April 20, 2018, which paid all unpaid dividends that accumulated in respect to the Series A Preferred Stock at such time.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Part I, Item I. “Financial Statements, Note 2 – Summary of Significant Accounting Policies” of this report and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our 2017 Form 10-K.

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

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our oil, condensate, natural gas and NGLs production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil, condensate, natural gas and NGLs in the region produced. Prices received for oil, condensate, natural gas and NGLs are volatile and unpredictable and are beyond our control.  To mitigate a portion of our exposure to adverse market changes in the prices for oil, condensate, natural gas and NGLs, we have entered into and may in the future enter into additional commodity price risk management arrangements for a portion of our oil, condensate, natural gas and NGLs production.  For the three months ended March 31, 2018, a 10% change in the prices received for oil, condensate, natural gas and NGLs production would have had an approximate $2.6 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk. For the three months ended March 31, 2017, a 10% change in the prices received for our oil, condensate, natural gas and NGLs production would have had an approximate $1.7 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk.  As of March 31, 2018, the fair market value of our commodity derivatives was a net liability of $9.0 million.  As of December 31, 2017, the fair market value of our commodity derivatives was a net liability of $5.6 million.  For more information regarding our hedging activities, see Part I, Item 1. “Financial Statements, Note 7 – Derivative Instruments and Hedging Activity” of this report for additional information regarding our hedging activities.

We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.

Interest Rate Risk

Prior to the pay-off of our Revolving Credit Facility in March 2017, we were exposed to changes in interest rates as a result of our Revolving Credit Facility.  We did not enter into interest rate hedging arrangements in the past.  The amount outstanding under the Term Loan was fixed at interest of 8.5% per annum prior to June 30, 2017 and is fixed at 10.25% per annum after June 30, 2017 and the amount outstanding under the Notes is at fixed interest of 6.0% per annum.   Thus, we have no exposure to fluctuating interest rates.

Item 4. Controls and Procedures

Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2018. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of current legal proceedings is set forth in Part I, Item 1. “Financial Statements, Note 12 – Commitments and Contingencies” of this report.

Item 1A. Risk Factors

Information about material risks related to our business, financial condition and results of operations for the three months ended March 31, 2018 does not materially differ from that set out under Part I, Item 1A. “Risk Factors” in our 2017 Form 10-K. You should carefully consider the risk factors and other information discussed in our 2017 Form 10-K, as well as the information provided in this report. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet be Purchased Under the Plan
January 1, 2018 – January 31, 2018	487,144	0.89	—	n/a
March 1, 2018 – March 31, 2018	2,334	0.66	—	n/a

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

2.1

Agreement of Sale and Purchase, dated January 23, 2018, by and between Gastar Exploration Inc. and Revolution Resources, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2018. File No. 001-35211).

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

10.1

Separation and Release Agreement, by Gastar Exploration Inc. and J. Russell Porter, dated February 26, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 27, 2018. File No. 001-32714). .

10.2

Employment Agreement entered into by and between Gastar Exploration Inc. and Jerry R. Schuyler, dated February 27, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 27, 2018, File No. 001-32714).

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

GASTAR EXPLORATION INC.

Date: May 10, 2018	By:	/s/ JERRY R. SCHUYLER
Jerry R. Schuyler
Interim Chief Executive Officer and Chairman of the Board
(Duly authorized officer and principal executive officer)

Date: May 10, 2018	By:	/s/ MICHAEL A. GERLICH
Michael A. Gerlich
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)