Form 10-Q
period 2018-06-30
Gastar Exploration Inc.
filed 2018-08-09
CIK 1431372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

The total number of outstanding shares of common stock, $0.001 par value per share, as of August 6, 2018 was 218,933,504.

GASTAR EXPLORATION INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the three and six months ended June 30, 2018

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	5
	Gastar Exploration Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	6
	Gastar Exploration Inc. and Subsidiaries Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017 (unaudited)	7
	Gastar Exploration Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017 (unaudited)	8
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	50
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosure	54
Item 5.	Other Information	54
Item 6.	Exhibits	54
SIGNATURES		56

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

Glossary of Terms

AMI	Area of mutual interest, an agreed designated geographic area where co-participants or other industry participants have a right of participation in acquisitions and operations

Bbl	Barrel of oil, condensate or NGLs

Boe	One barrel of oil equivalent determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or NGLs

FASB	Financial Accounting Standards Board

Gross acres	Refers to acres in which we own a working interest

Gross wells	Refers to wells in which we have a working interest

MBbl	One thousand barrels of oil, condensate or NGLs

MBbl/d	One thousand barrels of oil, condensate or NGLs per day

MBoe	One thousand barrels of oil equivalent, calculated by converting natural gas volumes on the basis of 6 Mcf of natural gas per barrel

MBoe/d	One thousand barrels of oil equivalent per day

Mcf	One thousand cubic feet of natural gas

MMBtu	One million British thermal units

MMcf	One million cubic feet of natural gas

MMcfe/d	One million cubic feet of natural gas equivalent per day

Net acres	Refers to our proportionate interest in acreage resulting from our ownership in gross acreage

NGLs	Natural gas liquids

NYMEX	New York Mercantile Exchange

PBU	Performance based unit comprising one of our compensation plan awards

PUD	Proved undeveloped reserves`

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GASTAR EXPLORATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,072	$13,266
Accounts receivable, net of allowance for doubtful accounts of $1,953	18,156	38,575
Commodity derivative contracts	140	1,370
Prepaid expenses	640	960
Total current assets	70,008	54,171
PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties, full cost method of accounting:
Unproved properties, excluded from amortization	141,027	131,955
Proved properties	1,313,792	1,344,329
Total oil and natural gas properties	1,454,819	1,476,284
Furniture and equipment	3,604	3,838
Total property, plant and equipment	1,458,423	1,480,122
Accumulated depreciation, depletion and amortization	(1,189,332)	(1,155,027)
Total property, plant and equipment, net	269,091	325,095
OTHER ASSETS:
Restricted cash	25	370
Advances to operators	79	82
Other	—	405
Total other assets	104	857
TOTAL ASSETS	$339,203	$380,123
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$13,026	$24,382
Revenue payable	16,756	11,823
Accrued interest	7,558	7,298
Accrued drilling and operating costs	10,258	9,381
Advances from non-operators	757	1,445
Commodity derivative contracts	11,688	4,416
Commodity derivative premium payable	68	135
Other accrued liabilities	5,010	2,706
Total current liabilities	65,121	61,586
LONG-TERM LIABILITIES:
Long-term debt	362,752	342,952
Commodity derivative contracts	4,182	2,572
Asset retirement obligation	2,431	4,841
Total long-term liabilities	369,365	350,365
Commitments and contingencies (Note 13)
STOCKHOLDERS’ DEFICIT:
Preferred stock, 40,000,000 shares authorized
Series A Preferred Stock, par value $0.01 per share; 10,000,000 shares designated; 4,045,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively, with liquidation preference of $25.00 per share	41	41
Series B Preferred Stock, par value $0.01 per share; 10,000,000 shares designated; 2,140,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively, with liquidation preference of $25.00 per share	21	21
Common stock, par value $0.001 per share; 800,000,000 shares authorized at June 30, 2018 and December 31, 2017, respectively; 219,175,611 and 218,874,418 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	219	219
Additional paid-in capital	820,699	819,554
Accumulated deficit	(916,263)	(851,663)
Total stockholders’ deficit	(95,283)	(31,828)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$339,203	$380,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
REVENUES:
Oil and condensate	$16,079	$12,744	$37,061	$24,934
Natural gas	1,451	2,345	3,632	4,933
NGLs	1,948	2,179	5,223	4,770
Total oil, condensate, natural gas and NGLs revenues	19,478	17,268	45,916	34,637
(Loss) gain on commodity derivatives contracts	(9,256)	5,378	(14,785)	6,678
Total revenues and other (loss) gain	10,222	22,646	31,131	41,315
EXPENSES:
Production taxes	614	469	1,603	954
Lease operating expenses	4,771	5,146	12,280	10,218
Transportation, treating and gathering	—	440	—	751
Depreciation, depletion and amortization	7,588	6,051	16,566	10,703
Impairment of oil and natural gas properties	17,993	—	17,993	—
Accretion of asset retirement obligation	40	58	96	109
General and administrative expense	4,861	4,591	13,829	8,415
Total expenses	35,867	16,755	62,367	31,150
(LOSS) INCOME FROM OPERATIONS	(25,645)	5,891	(31,236)	10,165
OTHER INCOME (EXPENSE):
Interest expense	(10,200)	(8,736)	(20,137)	(19,585)
Loss on early extinguishment of debt	—	—	—	(12,172)
Investment income and other	23	66	40	115
LOSS BEFORE PROVISION FOR INCOME TAXES	(35,822)	(2,779)	(51,333)	(21,477)
Provision for income taxes	—	—	—	—
NET LOSS	(35,822)	(2,779)	(51,333)	(21,477)
Dividends on preferred stock	(3,618)	(3,619)	(7,236)	(7,237)
Undeclared cumulative dividends on preferred stock	—	—	—	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(39,440)	$(6,398)	$(58,569)	$(28,714)
NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$(0.19)	$(0.03)	$(0.28)	$(0.16)
Diluted	$(0.19)	$(0.03)	$(0.28)	$(0.16)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	211,744,943	199,547,446	210,839,194	181,430,409
Diluted	211,744,943	199,547,446	210,839,194	181,430,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,333)	$(21,477)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	16,566	10,703
Impairment of oil and natural gas properties	17,993	—
Stock-based compensation	2,896	2,199
Mark to market of commodity derivatives contracts:
Total loss (gain) on commodity derivatives contracts	14,785	(6,678)
Cash settlements of matured commodity derivatives contracts, net	(3,446)	3,553
Cash premiums paid for commodity derivatives contracts	(552)	—
Amortization of deferred financing costs and debt discount	6,518	4,927
Paid-in-kind interest	13,282	—
Accretion of asset retirement obligation	96	109
Gain on sale of furniture and equipment	7	—
Loss on early extinguishment of debt	—	12,172
Changes in operating assets and liabilities:
Accounts receivable	19,678	(29,115)
Prepaid expenses	232	30
Accounts payable and accrued liabilities	2,529	6,983
Net cash provided by (used in) operating activities	39,251	(16,594)
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of oil and natural gas properties	(83,405)	(48,274)
Acquisition of oil and natural gas properties	(144)	(54,462)
Proceeds from sale of oil and natural gas properties	96,304	26,780
Application of proceeds from non-operators	(688)	(609)
Advances to operators	(15)	—
Purchase of furniture and equipment	(30)	(393)
Net cash provided by (used in) investing activities	12,022	(76,958)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	—	250,000
Proceeds from convertible notes	—	200,000
Repayment of senior secured notes	—	(325,000)
Repayment of revolving credit facility	—	(84,630)
Loss on early extinguishment of debt	—	(7,011)
Proceeds from issuance of common stock, net of issuance costs	—	56,367
Dividends on preferred stock	(12,061)	(18,092)
Deferred financing charges	—	(9,971)
Decrease (increase) in restricted cash	345	(369)
Tax withholding related to restricted stock award vestings	(1,240)	(585)
Cash settlement of restricted shares	(511)	—
Net cash (used in) provided by financing activities	(13,467)	60,709
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,806	(32,843)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,266	71,529
CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,072	$38,686

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

2.	Going Concern

These unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these condensed consolidated financial statements.

The Company’s ability to raise additional capital to pursue corporate objectives such as a drilling and development program at a cost of capital that enables the Company to achieve a profit has been significantly adversely affected by its current capital structure. While, historically, the Company has been able to reduce capital expenditures to better match available capital resources, for the reasons described below, the Company does not believe it has the ability to reduce capital expenditures beyond suspension of its operated drilling program without creating the potential for deterioration of its core business.  Over the past three months, the Company has engaged in discussions with potential capital providers that, to date, have not resulted in agreement on a restructuring or capital raising transaction.  Without any apparent sources of additional capital, the Company has engaged in a broader restructuring process, including the engagement of legal and financial advisors to assist in exploring strategic alternatives.  In addition, as a result of the recent further significant deterioration of the Company’s equity trading values, there is significant risk that its common and preferred stock will be delisted from the NYSE American LLC (the “NYSE American”) stock exchange, which delisting could result in an event of default under the Company’s indebtedness and give the holders of the Company’s long-term indebtedness the right to accelerate the maturity of such indebtedness.

On July 20, 2018, Ares Management, L.P. and certain affiliated funds (collectively with Ares Management LLC, “Ares”) that hold substantially all of the Company’s long-term indebtedness delivered a non-binding preliminary term sheet (the “Term Sheet”) to the Company proposing that the Company consider a sale of the Company or other potential restructuring transaction.  Ares proposed transactions whereby the Company would sell substantially all of its assets and distribute proceeds in full satisfaction of the Company’s indebtedness, or if such sale is not successful engage in a restructuring of the outstanding indebtedness of the Company, including a court-approved bankruptcy sale process that pays Ares, as holder of all of the outstanding secured indebtedness of the Company, in full or a Chapter 11 plan of reorganization that provides for an exchange of a portion of the Ares indebtedness for 100% of the equity of the Company.

The significant risks and uncertainties related to the Company’s liquidity described above and the risk of acceleration of the maturity of the Company’s indebtedness as a result of the Company’s inability to service its indebtedness, or otherwise, a delisting of the Company’s common stock raise substantial doubt about the Company’s ability to continue as a going concern.  These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.  If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

To address the foregoing concerns, the Company has formed a special committee of its board of directors (the “Strategy Committee”), and the Company and its advisors are considering the Ares proposal and evaluating other alternatives for recommendation to the board of directors (the “Board”) of the Company.  In connection with developing and evaluating alternatives for the Board, the Company and its advisors, with oversight from the Strategy Committee, are engaging in a restructuring process to consider potential strategic transactions, including financing, refinancing, sale or merger transactions and is encouraging proposals from existing stakeholders and interested third-parties.  The Company has also recently elected to suspend its current operated drilling and development program in order to preserve capital for other cash needs including debt service while it considers other strategic alternatives or a possible restructuring of the Company’s debt and equity.  Beyond suspension of the operated drilling program, it is unlikely that the Company could further reduce capital expenditures without creating the risk for deterioration of the Company’s core business.  Thus, the Company has determined that it is appropriate to pursue a broader restructuring process at this time.  While there are certain costs attendant to pursuing such a process, the Company believes that incurring these costs at this time will ultimately allow the Company to maximize value for the benefit of its stakeholders.  The Company believes that delaying the exploration of comprehensive restructuring and strategic alternatives could potentially lead to a restructuring at a later date, when the

Company lacks liquidity to fund an organized process, which could ultimately lead to the loss of significant value.  The Company believes it needs to consummate a substantial financing, refinancing or other financial restructuring in the relative near term to re-engage in normal operated drilling activities and fund a go-forward development plan.

At the time of the filing of these unaudited condensed consolidated financial statements as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, the Company and its advisors were considering the Term Sheet, as well as proposals from other stakeholders and third-parties, and evaluating alternatives for recommendation to the board of directors of the Company.  There is no assurance that a sale of significant assets of the Company, a sale of the Company or a transaction involving a restructuring of the Company will occur.

3.	Summary of Significant Accounting Policies

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

The unaudited interim condensed consolidated financial statements of the Company included herein are stated in U.S. dollars and were prepared from the records of the Company by management in accordance with U.S. GAAP applicable to interim financial statements and reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to provide a fair presentation of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the 2017 Form 10-K except for revenue which, for the three and six months ended June 30, 2018, is presented net of treating, transportation and gathering costs pursuant to current authoritative accounting guidance. The current interim period reported herein should be read in conjunction with the financial statements and accompanying notes, including Item 8. “Financial Statements and Supplementary Data, Note 3 – Summary of Significant Accounting Policies,” included in the 2017 Form 10-K.

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

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

	June 30, 2018	December 31, 2017
	(in thousands)
Allowance for doubtful accounts, beginning of period	$1,953	$1,953
Expense	—	—
Reductions/write-offs	—	—
Allowance for doubtful accounts, end of period	$1,953	$1,953

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

The impact of adoption on our current period results is as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Under ASC 606	Under ASC 605	Increase (Decrease)	Under ASC 606	Under ASC 605	Increase (Decrease)
	(in thousands)			(in thousands)
Revenues:
Oil and condensate	$16,079	$16,090	$(11)	$37,061	$37,082	$(21)
Natural gas	1,451	2,200	(749)	3,632	4,956	(1,324)
NGLs	1,948	2,413	(465)	5,223	6,036	(813)
Total oil and condensate, natural gas and NGLs revenues	$19,478	$20,703	$(1,225)	$45,916	$48,074	$(2,158)

Expenses:
Transportation, treating and gathering	$—	$1,225	$(1,225)	$—	$2,158	$(2,158)

Net income (loss)	$19,478	$19,478	$—	$45,916	$45,916	$—

Retained earnings	$19,478	$19,478	$—	$45,916	$45,916	$—

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

4.	Property, Plant and Equipment

The amount capitalized as oil and natural gas properties was incurred for the purchase and development of various properties in the U.S., specifically in the State of Oklahoma.

The following table summarizes the components of unproved properties excluded from amortization at the dates indicated:

	June 30, 2018	December 31, 2017
	(in thousands)
Unproved properties, excluded from amortization:
Drilling in progress costs	$3,076	$4,772
Acreage acquisition costs	119,354	113,191
Capitalized interest	18,597	13,992
Total unproved properties excluded from amortization	$141,027	$131,955

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

	2018
	Total Year to Date Impairment	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$2.92	$3.00
WTI oil price (per Bbl)(1)		$57.67	$53.49
Impairment recorded (pre-tax) (in thousands)	$17,993	$17,993	$—

	2017
	Total Year to Date Impairment	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$3.01	$2.73
WTI oil price (per Bbl)(1)		$48.95	$47.61
Impairment recorded (pre-tax) (in thousands)	$—	$—	$—

(1)

For the respective periods, oil and natural gas prices are calculated using the trailing 12-month unweighted arithmetic average of the first-day-of-the-month prices based on Henry Hub spot natural gas prices and WTI spot oil prices.

The Company could potentially incur additional ceiling test impairments in the future should commodities prices decline or the value of its estimates of proved reserves declines. However, it is difficult to project future impairment charges in light of numerous variables involved.

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

The Company’s undeveloped reserves previously classified as proved, other than the PUD reserves associated with certain wells developed prior to June 30, 2018 or in the process of drilling and completion at June 30, 2018, were reclassified as unproved at June 30, 2018 due to the inability to meet the reasonable certainty criteria for proved reserves, as prescribed under the SEC rules, primarily due to the uncertainties regarding the availability and timing of funds required to develop these reserves.  A significant amount of the Company’s PUD reserves that were reclassified to unproved remain economically producible at current commodities prices.

WEHLU Sale

On January 23, 2018, the Company entered into a definitive agreement of sale and purchase (the “Sale Agreement”) to divest its interest in the West Edmund Hunton Lime Unit (“WEHLU”) and adjacent undeveloped acreage to Revolution Resources, LLC, for $107.5 million, subject to, among other customary adjustments, adjustments for a property sale effective date of October 1, 2017 (the “WEHLU Sale”).  Pursuant to the Sale Agreement, the WEHLU Sale closed on February 28, 2018.  After effective date and other adjustments of approximately $8.7 million primarily related to revenues and direct operating expenses, net cash proceeds from the WEHLU Sale were approximately $97.6 million.  The WEHLU Sale was reflected as a reduction to the full cost pool and no gain or loss was recorded related to the divestiture as such divestiture did not result in a significant change to the depletion rate.

The following unaudited pro forma results for the three months ended June 30, 2017 and the six months ended June 30, 2018 and 2017 show the effect on the Company's consolidated results of operations as if the WEHLU Sale had occurred at the beginning of the periods presented.  The pro forma results are the result of excluding from the statement of operations of the Company the revenues and direct operating expenses for the properties divested adjusted for (1) the reduction in asset retirement obligation liabilities and accretion expense for the properties divested and (2) the reduction in depreciation, depletion and amortization expense as a result of the divestiture.  As a result, certain estimates and judgments were made in preparing the pro forma adjustments.

For the Three Months Ended June 30, 2017
(in thousands, except per share data)
(Unaudited)
Revenues	$13,467
Net loss	$(9,827)
Loss per share:
Basic	$(0.05)
Diluted	$(0.05)

	For the Six Months Ended June 30
	2018	2017
	(in thousands, except per share data)
	(Unaudited)
Revenues	$24,394	$22,047
Net loss	$(60,828)	$(36,224)
Loss per share:
Basic	$(0.29)	$(0.20)
Diluted	$(0.29)	$(0.20)

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

5.	Long-Term Debt

The table below provides a reconciliation of the Company’s long-term debt balance as presented in the condensed consolidated balance sheets for the periods presented:

	June 30, 2018	December 31, 2017
	(in thousands)

Term Loan, principal balance(1)	$269,882	$256,599
Less:
Unamortized deferred financing costs(2)	(4,253)	(4,724)
Unamortized debt discount(2)	(20,813)	(22,464)
Term Loan, net	$244,816	$229,411

Notes, principal balance	$162,500	$162,500
Less:
Unamortized deferred financing costs(2)	(2,358)	(2,631)
Unamortized debt discount(2)	(42,206)	(46,328)
Notes, net	$117,936	$113,541

Total long-term debt	$362,752	$342,952

(1)

Pursuant to Amendment No. 2 (as defined below), the Company can elect to pay in kind 100% of the interest due after June 30, 2017 to December 31, 2018.  The Company elected to pay in kind 100% of the interest due for the period June 30, 2017 to April 2, 2018 in the amount of $19.9 million, thus increasing the outstanding principal balance of the Term Loan to $269.9 million.  The Company elected to pay in kind 100% of the interest due for the period April 2, 2018 to June 30, 2018 in the amount of $6.7 million and such was accrued at June 30, 2018 due to the interest payment date falling on a weekend outside of quarter end.

(2)

The unamortized deferred financing costs and debt discount will be amortized over the remaining life of the Term Loan and Notes (as defined below), respectively, based on the effective interest method.

Ares Investment Transactions

On March 3, 2017, certain funds (the “Purchasers”) managed indirectly by Ares Management LLC (collectively with Ares Management LLC, “Ares”) purchased from the Company for cash (i) $125.0 million aggregate principal amount of its Convertible Notes due 2022 (“Notes”) sold at par, which Notes, subject to the receipt of approval of the Company’s stockholders which was obtained on May 2, 2017, are convertible into common stock or, in certain circumstances, cash in lieu of common stock or a combination of cash and shares of common stock as described below and (ii) 29,408,305 shares of common stock for a purchase price of $50.0 million.  In addition, an affiliate of Ares concurrently loaned the Company $250.0 million pursuant to the Third Amended and Restated Credit Agreement among the Company (the “Term Loan”), as borrower, the guarantors party thereto, AF V Energy I Holdings, L.P., a fund managed indirectly by Ares Management LLC, as lender, and Wilmington Trust, National Association, as Administrative Agent as further described below.  The proceeds from the sale of the Notes, the common stock and the Term Loan were used to fully repay and redeem the Company’s prior Revolving Credit Facility (as defined below) and to satisfy and discharge its $325.0 million of 8.625% senior secured notes due May 2018, which were satisfied and discharged on March 3, 2017 by irrevocably calling for redemption and depositing with the indenture trustee cash in the amount of the redemption price of 102.156% of their principal amount plus accrued and unpaid interest to the redemption date of March 24, 2017, and to pay the expenses from the Ares transactions.

In order to provide funding for the STACK Leasehold Acquisition and a portion of the Company’s 2017 capital budget, on March 21, 2017, the Purchasers purchased from the Company for cash an additional $75.0 million aggregate principal amount of its Notes sold at par (the “Additional Notes”).

The Notes, including the Additional Notes, were issued with conversion rights that were subject to the approval of holders of issued and outstanding common stock (other than the Purchasers), which approval was obtained May 2, 2017 (the “Requisite Stockholder Approval”).  Pursuant to the purchase agreement for the Additional Notes, upon receipt of Requisite Stockholder Approval, Purchasers and the Company exchanged $37.5 million principal amount of the Additional Notes for (a) 25,456,521 newly issued shares of common stock (the “Repurchase Shares”) and (b) 2,000 shares of the Company’s Special Voting Preferred Stock, par value $0.01 per share (the “Mandatory Repurchase”).  The terms of Mandatory Repurchase, which was effected May 5, 2017, provided for one Repurchase Share issued for each $1.4731 of outstanding principal of the repurchased Notes, which was based on the 10-day volume weighted average trading price (“VWAP”) of the common stock for the period ended March 17, 2017.  The exchange reduced the aggregate principal amount of issued and outstanding Notes from $200.0 million to $162.5 million at June 30, 2017, which principal amount remains outstanding at June 30, 2018.

Term Loan

On March 3, 2017, the Company entered into a credit agreement for the Term Loan. The Term Loan bears interest at a per annum rate equal to 8.5%, payable on a quarterly basis on each March 31, June 30, September 30 and December 31 of each year, commencing March 31, 2017.  The Term Loan has a scheduled maturity of March 3, 2022.  In addition, prepayment of the Term Loan is subject to an interest “make-whole” and prepayment premium, such that any prepayment of the loans thereunder prior to the stated maturity date shall be subject to the payment of a prepayment premium, and depending on the date of such prepayment, the applicable interest “make-whole” amount, with the amount of such prepayment premium decreasing over the life of the Term Loan.

The Term Loan is guaranteed by the Company’s sole domestic subsidiary and will be guaranteed by all of the Company's future domestic subsidiaries formed during the term of the Term Loan. The Term Loan is secured by a first-priority lien on substantially all of the assets of the Company and its subsidiaries, excluding certain assets as customary exceptions.

The Term Loan contains various customary covenants for credit facilities of this type, including, among others, restrictions on granting liens, incurrence of other indebtedness, payments of certain dividends and other restricted payments, engaging in transactions with affiliates, dispositions of assets and other, in each case subject to certain baskets and exceptions.  As of June 30, 2018, the Company was in compliance with such covenants.

All outstanding amounts owed become due and payable upon the occurrence of certain usual and customary events of default, including among others (i) failure to make payments; (ii) non-performance of covenants and obligations continuing beyond any applicable grace period; and (iii) the occurrence of a change in control of the Company, as defined in the Term Loan.  As of June 30, 2018, no events of default had occurred.

The Company accounted for the Term Loan in accordance with guidance relating to “Debt with Conversion and Other Options” which indicates that when multiple securities are issued in a single transaction, total proceeds should be allocated based on the relative fair values of each instrument, assuming no instrument is subsequently required to be recorded at fair value.  The fair value of the Term Loan at the date of issuance was determined to be at a discounted $224.8 million based on the fair value of similar debt instruments.  The $25.2 million debt discount related to the Term Loan was initially recorded as a reduction to the Term Loan liability and as additional paid-in capital on the Company’s consolidated balance sheet.  The $5.5 million of issuance costs associated with the Term Loan are recorded as a reduction to the Term Loan liability.  Both the debt discount and issuance costs will be amortized over the life of the Term Loan using the effective interest method.  The effective interest rate for the Term Loan is approximately 13.0% per annum.

On March 20, 2017, the Company, together with the parties thereto, entered into Amendment No. 1 to the Term Loan credit agreement which amendment permitted the issuance of the Additional Notes.

On August 2, 2017, the Company, together with the parties thereto, entered into an Amendment No. 2 to Term Loan credit agreement (“Amendment No. 2”).  Amendment No. 2 amended the Term Loan, to among other things, (i) allow for the payment of pay in kind (“PIK”) interest on the Term Loan at the applicable PIK percentage and (ii) increased the applicable interest rate for periods ending after June 30, 2017 from 8.5% per annum to 10.25% per annum.  Amendment No. 2 allows the Company to elect to PIK upon proper notice 100% of interest payments due after June 30, 2017 and prior to December 31, 2018 and at the Company’s election, PIK between 0% and 50% of any interest payments occurring after December 31, 2018 (other than interest due on the maturity date or the date of any repayment or prepayment).  The Term Loan interest rate increased from 8.5% per annum to 10.25% per annum for all interest periods post June 30, 2017 and the PIK interest shall be payable by capitalizing and adding such amounts to the outstanding principal amount of the Term Loan on the applicable interest payment date.

On September 18, 2017, the Company, together with the parties thereto, entered into Amendment No. 3 to the Term Loan credit agreement (“Amendment No. 3”).  Amendment No. 3 amended the Term Loan to, among other things, expressly provide that certain assignments of oil and natural gas properties made or to be made by the Company to Red Bluff Resources Operating, LLC (“Red Bluff”), pursuant to the Red Bluff Purchase and Sale Agreement dated October 19, 2016 between the Company and Red Bluff (“Red Bluff PSA”), are permitted by the Term Loan and are not subject to the mandatory prepayment provisions applicable to “Asset Sales” under the Term Loan.

On June 29, 2018, the Company, together with the parties thereto, entered into Amendment No. 4 to the Term Loan credit agreement (“Amendment No. 4”).  Amendment No. 4, among other things, (i) reduced the period the Company could cure a default resulting from the failure to comply with certain covenants applicable to the Term Loan from 30 days to 15 days, (ii) waived certain defaults under the Term Loan and (iii) prohibited the Company from making cash dividends or distributions on or with respect to its capital stock, other than cash dividends on its Series A Preferred Stock and Series B Preferred Stock declared for the month of June 2018.

The carrying amounts of the Term Loan for the periods indicated are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)

Term Loan, principal balance(1)	$269,882	$256,599
Less:
Unamortized deferred financing costs(2)	(4,253)	(4,724)
Unamortized debt discount(2)	(20,813)	(22,464)
Term loan, net	$244,816	$229,411

(1)

Pursuant to Amendment No. 2, the Company can elect to pay in kind 100% of the interest due after June 30, 2017 to December 31, 2018.  The Company elected to pay in kind 100% of the interest due for the period June 30, 2017 to April 2, 2018 in the amount of $19.9 million, thus increasing the outstanding principal balance of the Term Loan to $269.9 million.  The Company elected to pay in kind 100% of the interest due for the period April 2, 2018 to June 30, 2018 in the amount of $6.7 million and such was accrued at June 30, 2018 due to the interest payment date falling on a weekend outside of quarter end.

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

The Indenture provides that a number of events will constitute an Event of Default (as defined in the Indenture), including, among other things: (i) a failure to pay the Notes when due at maturity, upon redemption or repurchase; (ii) failure to pay interest for 30 days; (iii) the Company’s failure to deliver certain notices; (iv) a default in the Company’s obligation to convert the Notes; (v) the Company’s failure to comply with certain covenants relating to merger, consolidation or sale of assets; (vi) the Company’s failure to comply, for 60 days following notice, with any of the other covenants or agreements in the Indenture; (vii) a default, which is not cured within 30 days, by the Company or any Restricted Subsidiaries (as defined in the Indenture) with respect to any mortgages or any indebtedness for money borrowed of at least $15 million; (viii) one or more final judgments against the Company or any of its Restricted Subsidiaries for the payment of at least $15 million; (ix) the Company’s failure to make any payments required under that certain development agreement, which is not cured within 30 days; (x) causing any Guarantee (as defined in the Indenture) to cease to be in full force and effect; (xi) the cessation to be in full force and effect of any of the collateral agreements entered into with respect to the Notes; and (xii) certain events of bankruptcy or insolvency. In the case of an Event of Default arising from certain events of bankruptcy or insolvency with respect to the Company, all outstanding Notes will become due and payable immediately without further action or notice. If any other Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all the Notes to be due and payable immediately.  At June 30, 2018, no Event of Default had occurred.

On June 29, 2018, the Company, the subsidiary guarantor named therein and the Trustee, entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”), which supplements the Indenture.  The Second Supplemental Indenture, among other things, (i) waived certain defaults, (ii) reduced the period the Company could cure certain covenant defaults under the Indenture from 60 days to 15 days and (iii) prohibited the Company and its subsidiary from making cash dividends or distributions on or with respect to its capital stock, other than cash dividends on its Series A Preferred Stock and its Series B Preferred Stock declared for the month of June 2018.

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

The carrying amount of the liability component of the Notes for the periods indicated are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)

Notes, principal balance	$162,500	$162,500
Less:
Unamortized deferred financing costs(1)	(2,358)	(2,631)
Unamortized debt discount(1)	(42,206)	(46,328)
Notes, net	$117,936	$113,541

(1)The unamortized deferred financing costs and debt discount will be amortized over the remaining life of the Notes based on the effective interest method.

The carrying amount of the equity components of the Notes recorded in additional paid in capital for the periods indicated are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Value of conversion option	$77,626	$77,626
Debt issuance costs attributable to conversion option	$(2,164)	$(2,164)
Total	$75,462	$75,462

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

On January 10, 2017, the Company, together with the parties thereto, entered into an amendment to the Second Amended and Restated Credit Agreement (“Amendment No. 10”), which amended the Revolving Credit Facility to, among other things, permit the payment of certain cash dividends on its preferred stock, including the dividends declared payable on January 31, 2017, provided that (i) the Company’s borrowing base was correspondingly reduced in the amount of any such dividend payment and (ii) the Company paid down its outstanding indebtedness under the Revolving Credit Facility in the amount of any resulting borrowing base deficiency.

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

On March 3, 2017, the Company used a portion of the net proceeds from the transactions described in this Note 5 under the caption “Ares Investment Transactions” above to fully repay all of the $69.2 million borrowings outstanding under the Revolving Credit Facility (which was terminated on such date).

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

On March 3, 2017, the redemption price plus interest on all of the Company’s outstanding $325.0 million principal of the Former Notes was funded to satisfy and discharge the Former Notes from a portion of the net proceeds from the transactions described in this Note 5 under the caption “Ares Investment Transactions” above.  All of the Former Notes were satisfied and discharged on March 3, 2017 by irrevocably calling for redemption and depositing with the indenture trustee cash in the amount of the redemption price of 102.156% of  the principal amount, or principal plus an additional $7.0 million, plus accrued and unpaid interest to the redemption date of March 24, 2017.  Additionally, the Company wrote-off $5.2 million of remaining unamortized deferred financing costs related to the Former Notes upon redemption.

6.	Fair Value Measurements

The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations, unproved properties and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements. The Company assesses its unproved properties for impairment whenever events or circumstances indicate the carrying value of those properties may not be recoverable.  The fair value of the unproved properties is measured using an income approach based upon internal estimates of future production levels, current and future prices, drilling and operating costs, discount rates, current drilling plans and favorable and unfavorable drilling activity on the properties being evaluated and/or adjacent properties, which are Level 3 (as defined below) inputs.  Should an impairment of unproved properties occur, the value of the impaired properties would be reclassified into proved properties in the full cost pool subject to depletion.  As no other fair value measurements are required to be recognized on a non-recurring basis at June 30, 2018, no additional disclosures are provided.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	Fair value as of June 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Commodity derivative contracts	$—	$—	$140	$140
Liabilities:
Commodity derivative contracts	—	—	(15,870)	(15,870)
Total	$—	$—	$(15,730)	$(15,730)

	Fair value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Commodity derivative contracts	$—	$—	$1,370	$1,370
Liabilities:
Commodity derivative contracts	—	—	(6,988)	(6,988)
Total	$—	$—	$(5,618)	$(5,618)

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the three and six months ended June 30, 2018 and 2017.  Level 3 instruments presented in the table consist of net derivatives that, in management’s opinion, reflect the assumptions a marketplace participant would have used at June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$(9,025)	$6,477	$(5,618)	$7,512
Total (losses) gains included in earnings	(9,256)	5,378	(14,785)	6,678
Purchases	—	—	552	470
Issuances	—	—	—	—
Settlements(1)	2,551	(2,419)	4,121	(5,224)
Balance at end of period	$(15,730)	$9,436	$(15,730)	$9,436
The amount of total losses for the period included in earnings attributable to the change in mark to market of commodity derivatives contracts still held at June 30, 2018 and 2017	$(6,133)	$3,356	$(9,459)	$2,774

(1)	Included in gain (loss) on commodity derivatives contracts on the condensed consolidated statements of operations.

At June 30, 2018, the estimated fair value of accounts receivable and accounts and revenue payables approximates their carrying value due to their short-term nature. The estimated fair value of the Notes excluding the conversion feature at June 30, 2018 was $125.1 million calculated based on the fair value of similar non-convertible debt instruments (Level 2) since an observable quoted price of the Notes or a similar asset or liability is not readily available.  The estimated fair value of the Term Loan at June 30, 2018 was $246.2 million calculated based on the fair value of similar debt instruments (Level 2) since an observable price of the Term Loan or a similar asset or liability is not readily available.

The Company has consistently applied the valuation techniques discussed above in all periods presented.

7.	Revenue from Contracts with Customers

Disaggregation of Revenue

The following represents a disaggregation of revenues and a reconciliation of total revenues as reported in the condensed consolidated statement of operations to revenue from contracts with customers:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017(1)	2018	2017(1)
	(in thousands)

Revenues
Oil and condensate	$16,079	$12,744	$37,061	$24,934
Natural gas	1,451	2,345	3,632	4,933
NGLs	1,948	2,179	5,223	4,770
Total revenues from contracts with customers	$19,478	$17,268	$45,916	$34,637
(Loss) gain on commodity derivatives contracts	(9,256)	5,378	(14,785)	6,678
Total revenues and other (loss) gain	$10,222	$22,646	$31,131	$41,315

(1)	Prior period amounts have not been adjusted under the modified retrospective method.

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

Imbalances

The Company recognizes revenue for all oil, condensate, natural gas and NGLs sold to purchasers regardless of whether the sales are proportionate to the Company’s ownership interest in the property.  Production imbalances are recognized as a liability to the extent an imbalance on a specific property exceeds the Company’s share of remaining proved oil and natural gas reserves.  The Company had no material imbalances at June 30, 2018 or 2017.

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

Prior-period Performance Obligations

The Company records revenue in the month its production is delivered to the purchaser.  However, settlement statements and payment may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product including any transportation and other deductions.  The Company uses its knowledge of its properties, historical performance, contractual data, the anticipated effect of weather conditions during the month of production and prevailing market as the basis for these estimates.  The Company records the variances between its estimates and the actual amounts received in the month payment is received and such variances have historically not been material.  For the three and six months ended June 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

8.	Derivative Instruments and Hedging Activity

The Company maintains a commodity price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices. The Company uses costless collars, index, basis and fixed price swaps and put and call options to hedge oil, condensate, natural gas and NGLs price risk.

All derivative contracts are carried at their fair value on the balance sheet and all changes in value are recorded in the condensed consolidated statements of operations in (loss) gain on commodity derivatives contracts.  For the three months ended June 30, 2018 and 2017, the Company reported a loss of $6.1 million and a gain of $3.4 million, respectively, in the condensed consolidated statements of operations related to the change in the fair value of its commodity derivative contracts still held at June 30, 2018 and 2017.  For the six months ended June 30, 2018 and 2017, the Company reported a loss of $9.5 million and a gain of $2.8 million, respectively, in the condensed consolidated statements of operations related to the change in the fair value of its commodity derivative contracts still held at June 30, 2018 and 2017.

As of June 30, 2018, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume(1)	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in Bbls)
July to September 2018	Costless three-way collar	1,600	147,200	$—	$47.50	$37.50	$57.85
October to December 2018	Costless three-way collar	1,700	156,400	$—	$47.50	$37.50	$57.85
July to December 2018	Fixed price swap	500	92,000	$61.60	$—	$—	$—
July to August 2018	Fixed price swap	425	26,350	$66.45	$—	$—	$—
July to September 2018	Fixed price swap	500	46,000	$51.20	$—	$—	$—
October to December 2018	Fixed price swap	600	55,200	$51.20	$—	$—	$—
January to September 2019	Costless three-way collar	2,000	546,000	$—	$47.50	$37.50	$59.70
October to December 2019	Costless three-way collar	1,900	174,800	$—	$47.50	$37.50	$59.70
January to September 2019	Fixed price swap	700	191,100	$50.40	$—	$—	$—
October to November 2019	Fixed price swap	600	36,600	$50.40	$—	$—	$—
December 2019	Fixed price swap	416	12,896	$50.40	$—	$—	$—

(1)	Crude volumes hedged include oil, condensate and certain components of our NGLs production.

As of June 30, 2018, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in MMBtus)
July to December 2018	Costless three-way collar	5,000	920,000	$—	$3.00	$2.35	$4.00
July to December 2018	Fixed price swap	1,550	285,200	$3.01	$—	$—	$—

As of June 30, 2018, all of the Company’s economic derivative hedge positions were with large institutions, which are not known to the Company to be in default on their derivative positions.  The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.

In conjunction with certain derivative hedging activity, the Company deferred the payment of certain put premiums for the production month period July 2018 through December 2018. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month. The Company amortizes the deferred put premium liabilities as they become payable. The following table provides information regarding the deferred put premium liabilities for the periods indicated:

	June 30, 2018	December 31, 2017
	(in thousands)
Current commodity derivative put premium payable	$68	$135
Total unamortized put premium liabilities	$68	$135

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
	(in thousands)
Put premium liabilities, beginning balance	$102	$135
Settlement of put premium liabilities	(34)	(67)
Put premium liabilities, ending balance	$68	$68

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated statement of financial position and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	June 30, 2018	December 31, 2017
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Current assets	$140	$1,370
Commodity derivative contracts	Current liabilities	(11,688)	(4,416)
Commodity derivative contracts	Long-term liabilities	(4,182)	(2,572)
Total derivatives not designated as hedging instruments		$(15,730)	$(5,618)

		Amount of Gain (Loss) Recognized in Income on Derivatives For the Three Months Ended June 30,
	Location of (Loss) Gain Recognized in Income on Derivatives	2018	2017
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	(Loss) gain on commodity derivatives contracts	$(9,256)	$5,378
Total		$(9,256)	$5,378

		Amount of Gain (Loss) Recognized in Income on Derivatives For the Six Months Ended June 30,
	Location of (Loss) Gain Recognized in Income on Derivatives	2018	2017
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	(Loss) gain on commodity derivatives contracts	$(14,785)	$6,678
Total		$(14,785)	$6,678

9.	Capital Stock

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

The Notes are convertible into shares of common stock as described in more detail in Note 5.

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

Series A Preferred Stock

At June 30, 2018, there were 4,045,000 shares of the Series A Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

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

The Company paid monthly dividends on the Series A Preferred Stock at a fixed rate of 8.625% per annum of the $25.00 per share liquidation preference through March 2016.  Effective March 9, 2016, the Revolving Credit Facility prohibited the payment of cash dividends on the Company’s preferred stock commencing April 2016.  Pursuant to Amendment No. 10 to the Company’s Revolving Credit Facility, on January 10, 2017, the Company declared a special cash dividend on the Series A Preferred Stock to pay in full all accumulated and unpaid cash dividends accrued since April 1, 2016 at an annualized 8.625% through the payment date.  The Series A Preferred Stock January 2017 dividend of $7.3 million was paid on January 31, 2017 to holders of record at the close of business on January 20, 2017, which paid all unpaid dividends that accumulated in respect to the Series A Preferred Stock at such time.  Thereafter, all monthly cash dividends on the Series A Preferred Stock were paid for each month through July 2017.  On August 1, 2017, primarily in response to the decline in oil prices and to preserve liquidity, the Company elected to suspend Series A Preferred Stock dividends commencing August 2017, which suspension remained in effect through March 2018.  On April 9, 2018, the Company declared a special cash dividend on the Series A Preferred Stock to pay in full all accumulated and unpaid cash dividends accrued since August 1, 2017 at an annualized 8.625% through the payment date.  The Series A Preferred Stock April 2018 dividend of $6.5 million was paid on April 30, 2018 to holders of record at the close of business on April 20, 2018, which paid all unpaid dividends that accumulated in respect to the Series A Preferred Stock at such time.  The Company continued to declare and pay dividends on the Series A Preferred Stock through June 30, 2018.  On June 11, 2018, the Company elected to suspend the declaration and payment of monthly cash dividends on the Series A Preferred Stock commencing July 2018.  On June 29, 2018, the Company entered into Amendment No. 4 to the Term Loan and into the Second Supplemental Indenture, both of which prohibit the Company from making cash dividends or distributions on or with respect to its capital stock, other than cash dividends on its Series A Preferred Stock and its Series B Preferred Stock declared for the month of June 2018, which were paid on July 2, 2018.

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

For the three months ended June 30, 2018 and 2017, the Company recognized and paid cash dividends on preferred stock of $2.2 million, respectively, for the Series A Preferred Stock.  For the six months ended June 30, 2018, the Company recognized dividends of $4.4 million and paid cash dividends of $8.0 million, including $3.6 million of 2017 undeclared dividends, for the Series A Preferred Stock.  For the six months ended June 30, 2017, the Company recognized dividends of $4.4 million and paid cash dividends of $10.9 million, including $6.5 million of 2016 undeclared dividends, for the Series A Preferred Stock.  As of June 30, 2018, there were no accumulated and unpaid dividends on the outstanding Series A Preferred Stock.

Series B Preferred Stock

At June 30, 2018, there were 2,140,000 shares of the Series B Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

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

The Company paid monthly dividends on the Series B Preferred Stock at a fixed rate of 10.75% per annum of the $25.00 per share liquidation preference through March 2016. Effective March 9, 2016, the Revolving Credit Facility prohibited the payment of cash dividends on the Company’s preferred stock commencing April 2016.  Pursuant to Amendment No. 10 to the Company’s Revolving Credit Facility, on January 10, 2017, the Company declared a special cash dividend on the Series B Preferred Stock to pay in full all accumulated and unpaid cash dividends since April 1, 2016 at an annualized 10.75% through the payment date.  The Series B Preferred Stock January 2017 dividend in the amount of $4.8 million was paid on January 31, 2017 to holders of record at the close of business on January 20, 2017, which paid all unpaid dividends that accumulated in respect to the Series B Preferred Stock at such time.  Thereafter, all monthly cash dividends on the Series B Preferred Stock were paid for each month through July 2017.  On August 1, 2017, primarily in response to the decline in oil prices and to preserve liquidity, the Company elected to suspend Series B Preferred Stock dividends commencing August 2017, which suspension remained in effect through March 2018.  On April 9, 2018, the Company declared a special cash dividend on the Series B Preferred Stock to pay in full all accumulated and unpaid cash dividends accrued since August 1, 2017 at an annualized 10.75% through the payment date.  The Series B Preferred Stock April 2018 dividend of $4.3 million was paid on April 30, 2018 to holders of record at the close of business on April 20, 2018, which paid all unpaid dividends that accumulated in respect to the Series B Preferred Stock at such time.  The Company continued to declare and pay dividends on the Series B Preferred Stock through June 30, 2018.  On June 11, 2018, the Company elected to suspend the declaration and payment of monthly cash dividends on the Series B Preferred Stock commencing July 2018.  On June 29, 2018, the Company entered into Amendment No. 4 to the Term Loan and into the Second Supplemental Indenture, both of which prohibit the Company from making cash dividends or distributions on or with respect to its capital stock, other than cash dividends on its Series A Preferred Stock and its Series B Preferred Stock declared for the month of June 2018, which were paid on July 2, 2018.

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

For the three months ended June 30, 2018 and 2017, the Company recognized and paid cash dividends of $1.4 million, respectively, for the Series B Preferred Stock.  For the six months ended June 30, 2018, the Company recognized dividends of $2.9 million and paid cash dividends of $5.3 million, including $2.4 million of 2017 undeclared dividends, for the Series B Preferred Stock.  For the six months ended June 30, 2017, the Company recognized $2.8 million and paid cash dividends of $7.2 million, including $4.4 million of 2016 undeclared dividends, for the Series B Preferred Stock.  As of June 30, 2018, there were no accumulated and unpaid dividends on the outstanding Series B Preferred Stock.

Other Share Issuances

The following table provides information regarding the issuances and forfeitures of common stock pursuant to the Company's long-term incentive plan for the periods indicated:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Other share issuances:
Shares of restricted common stock granted	68,832	3,231,531
Shares of restricted common stock vested	3,784,717	5,383,361
Shares of restricted common stock surrendered upon vesting/exercise(1)	1,993,762	2,483,240
Shares of restricted common stock forfeited	443,923	447,098

_________________

(1)

Represents shares of common stock forfeited in connection with the payment of estimated withholding taxes on shares of restricted common stock that vested during the period and vested shares of restricted stock repurchased from certain executives.

On June 27, 2017, the Company’s stockholders approved an amendment to the Gastar Exploration Inc. Long-Term Incentive Plan (the “LTIP”), effective May 2, 2017, to, among other things, increase the number of shares of common stock reserved for issuance under the LTIP by 14,000,000 shares of common stock.  There were 7,380,410 shares of common stock available for issuance under the LTIP at June 30, 2018.

Shares Reserved

At June 30, 2018, the Company had 164,400 stock options outstanding and a target number of 1,182,736 performance based units outstanding.

10.	Interest Expense

The following table summarizes the components of interest expense for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Interest expense:
Cash and accrued	$2,450	$7,447	$4,889	$17,206
Paid in kind	6,893	—	13,542	—
Amortization of deferred financing costs and debt discount	3,341	3,217	6,518	4,927
Capitalized interest	(2,484)	(1,928)	(4,812)	(2,548)
Total interest expense	$10,200	$8,736	$20,137	$19,585

11.	Income Taxes

For the three and six months ended June 30, 2018 and 2017, respectively, the Company did not recognize a current income tax benefit or provision as the Company has a full valuation allowance against assets created by net operating losses generated.  The Company believes it more likely than not that the assets will not be utilized.  The Company had no deferred income tax expense (benefit) for the three and six months ended June 30, 2018 and 2017.  In connection with the Company’s recent equity and convertible debt transactions during 2017, the Company determined that the utilization of net operating losses in future years is subject to limitations by reason of an “ownership change” as defined under Section 382 of the Internal Revenue Code (“Section 382 Limitation”).  Any utilization of the Company’s net operating loss carryforwards and other tax credit carryforwards will be subject to the Section 382 Limitation.

The Company is subject to examination of income tax filings in the U.S. and various state jurisdictions for the periods 2010 and forward and the foreign jurisdiction of Canada for the tax periods 2000 through 2013 due to the Company’s continued loss position in such jurisdictions.  The Company is currently under audit by the U.S. Internal Revenue Service for the taxable period ended December 31, 2014.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share and share data)
Net loss attributable to common stockholders	$(39,440)	$(6,398)	$(58,569)	$(28,714)
Weighted average common shares outstanding - basic	211,744,943	199,547,446	210,839,194	181,430,409
Weighted average common shares outstanding - diluted	211,744,943	199,547,446	210,839,194	181,430,409
Net loss per share of common stock attributable to common stockholders:
Basic	$(0.19)	$(0.03)	$(0.28)	$(0.16)
Diluted	$(0.19)	$(0.03)	$(0.28)	$(0.16)
Common shares excluded from denominator as anti-dilutive:
Unvested restricted shares	1,111,418	681,564	2,427,992	860,589
Unvested PBUs	882,089	1,068,520	71,934	816,987
Convertible notes	73,520,769	81,913,029	73,520,769	58,134,705
Total	75,514,276	83,663,113	76,020,695	59,812,281

13.	Commitments and Contingencies

Litigation

Gastar Exploration Inc. v. Christopher McArthur (Cause No.:  2015-77605) 157th Judicial District Court, Harris County, Texas.  On December 29, 2015, Gastar filed suit against Christopher McArthur (“McArthur”) in the District Court of Harris County, Texas.  The lawsuit arises from a demand letter sent by McArthur to Gastar in which he claimed to be party to an agreement with Gastar that entitled him to be paid $2.75 million for services rendered.  In August 2016, McArthur filed an amended answer admitting he had no agreement with the Company. As a result, Gastar believes McArthur’s claim has been effectively resolved. Gastar has continued to pursue a counterclaim in this action against McArthur for tortious interference with an existing contract. McArthur has filed a general denial.  The case is set for trial on October 15, 2018.

Torchlight Energy Resources, Inc., Torchlight Energy, Inc. v. Husky Ventures, Inc., et al., (Cause No. 429-01961-2016) 429th Judicial District Court in Collin County, Texas. Torchlight Energy Resources, Inc. and Torchlight Energy, Inc. (collectively “Torchlight”) brought a lawsuit against the Company, two of its executive officers, its chairman of the board of directors and a former director of the Company on May 3, 2016 in Collin County, Texas (the “Torchlight Lawsuit”). The Torchlight Lawsuit arose primarily out of Torchlight’s business dealings with Husky Ventures, Inc. (“Husky”) in Oklahoma. Husky and several of its employees and affiliates were also defendants in the Torchlight Lawsuit. As part of settlement negotiations between Husky and the Company in a separate lawsuit, Husky informed the Company that it had agreed to repurchase assets from Torchlight that Husky had previously sold to Torchlight (the “Torchlight Assets”). Husky offered to sell those Torchlight Assets to the Company. In the Purchase and Sale Agreement between Torchlight and Husky (the “Purchase and Sale Agreement”), Torchlight expressly acknowledged that the Torchlight Assets were to be sold to the Company and released the Company from any claims arising out of the sale of the Torchlight Assets. Despite this release, Torchlight alleged multiple causes of action against the Company and its officers and directors arising out of the sale of the Torchlight Assets and Torchlight’s other business dealings it had with Husky.

On August 17, 2016, plaintiffs nonsuited, without prejudice, their claims against the former chairman of the board.  On May 22, 2017, the court granted the Company’s motion for summary judgment and dismissed all of the plaintiffs’ claims against the Company and the Company’s other officers and directors in their entirety.

The Company has also filed a counterclaim against Torchlight for breach of the release in the Purchase and Sale Agreement which is still pending.  On April 26, 2018, the Court granted, in part, the Company’s motion for summary judgment on its breach-of-contract counterclaim and left for trial only the question of the Company’s damages.  On May 23, 2018, Torchlight and the Company settled the breach-of-contract counterclaim, and on May 24, 2018, the Court dismissed with prejudice all claims and counterclaims between Torchlight and the Company in the Torchlight Lawsuit.

PennMarc Resources II, LP, et al v. Gastar Exploration USA, Inc., et al, (Civil Action No. 17-C-214) Circuit Court of Marshall County, West Virginia.  PennMarc Resources II, LP and others filed suit against the Company on October 23, 2017 in the Circuit Court of Marshall County, West Virginia.  The plaintiffs are royalty owners under various leases taken by or assigned to the Company.  The leases cover property in Marshall County, West Virginia.  The leases are among other assets that were assigned to THQ Appalachia, LLC pursuant to a purchase and sale agreement dated February 12, 2016.  The plaintiffs allege that the Company breached the leases by making deductions for post-production costs that were not authorized by the terms of the leases.  The plaintiffs also allege that the unauthorized deductions were not shown on the monthly royalty statements and the failure to detail the deduction of these costs was a further breach of the leases and fraud.  The plaintiffs claim of breach of contract, breach of fiduciary duty and fraudulent concealment.  The plaintiffs seek compensatory damages and punitive damages.  The Company moved to dismiss the plaintiffs’ claims in December 2017, arguing that some claims were subject to arbitration while others were premature because the plaintiffs had failed to provide written notice of a breach, as required by the leases.  The Court granted the Company’s motion to dismiss on July 11, 2018 and has entered an order dismissing the plaintiffs’ claims without prejudice.  Since the motion to dismiss was granted, a number of the plaintiffs have attempted to comply with the leases’ pre-suit notification requirement by sending the Company formal notices of breach.  Under the leases, these plaintiffs can file suit if the alleged breaches have not been cured within 60 days.

Eagle Natrium LLC v. Gastar Exploration USA, Inc., Cause No. GD-14-7208, In the Court of Common Pleas of Allegheny County, Pennsylvania. On April 22, 2014, Eagle Natrium LLC (“Eagle”), a wholly-owned subsidiary of Axiall Corporation, filed a complaint against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania seeking to enjoin Gastar’s hydraulic fracturing and completion operations on three wells drilled from Gastar’s Goudy pad in Marshall County, West Virginia, or conducting any activity that poses a substantial risk of harm to Eagle’s brine operations. Gastar was the operator of approximately 16,000 acres in Marshall County, West Virginia, including a 3,300 gross acre oil and gas lease adjacent to Eagle’s facilities. Eagle asserted its right to relief based on certain of the lessor’s rights which were assigned to Eagle by the lessor solely as they relate to the brine and related facilities. A hearing on the request for preliminary injunction was held in the summer of 2014. After considering the evidence presented at the hearing and the party’s briefing, the court issued an order on October 21, 2014 denying the request for a preliminary injunction. In January 2015, Gastar began completion operations and has since completed the three wells drilled from its Goudy pad that formed the basis of Eagle’s complaint.  In 2016, the Company amended its answer and has added counterclaims seeking damages from Eagle as a result of the proceedings. Specifically, Gastar has asserted a breach of contract claim, seeking damages for lost revenues, rig up and rig down costs and attorney’s fees relating to the Pennsylvania lawsuit filed by Eagle. Eagle has also maintained its breach of contract claim against the Company.  The Court has bifurcated the proceeding into a separate liability and damages phase.  On June 25, 2018, the Court commenced a six-day bench trial on liability.  A decision on the parties’ respective liability remains pending.

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

14.	Statement of Cash Flows – Supplemental Information

The following is a summary of the supplemental cash paid and non-cash transactions for the periods indicated:

	For the Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash paid for interest, net of capitalized amounts	$77	$17,361
Non-cash transactions:
Capital expenditures included in accounts payable and accrued drilling costs	$(6,716)	$8,820
Capital expenditures included in accounts receivable	$—	$76
Capital expenditures excluded from prepaid expenses	$(88)	$—
Asset retirement obligation included in oil and natural gas properties	$74	$289
Asset retirement obligation sold	$(2,581)	$(1,533)
Application of advances to operators	$18	$49
Non-cash financing charges excluded from accounts payable and accrued liabilities	$—	$501
Conversion of convertible debt to equity	$—	$37,500

15.    Subsequent Events

Pursuant to Amendment No. 2 to the Term Loan, on July 2, 2018, the Company elected to pay in kind 100% of the interest due for the period April 2, 2018 to July 2, 2018 in the amount of $6.9 million, thus increasing the outstanding principal balance of the Term Loan to $276.8 million at such time.

On July 20, 2018, in an amendment to the Schedule 13D filed by Ares, Ares delivered a non-binding preliminary term sheet (the “Term Sheet”) to the Company proposing that the Company consider a sale of the Company or other potential restructuring transaction.  The Term Sheet proposed a transaction whereby the Company would sell substantially all of its assets or if such sale is not successful engage in a restructuring of the outstanding indebtedness of the Company, which may include a court-approved bankruptcy sale process that pays Ares, as holder of all of the Company’s outstanding secured indebtedness, in full or a Chapter 11 plan or reorganization that provides for an exchange of a portion of the Ares indebtedness for 100% of the equity of the Company.

On July 23, 2018, the two directors of the Company originally nominated by Ares, Nathan W. Walton and Ronald D. Scott, resigned from the board of directors of the Company.  To the knowledge of the Company at the time of this filing, the funds managed indirectly by Ares continue to hold all of the outstanding indebtedness of the Company under the Term Loan and the Convertible Notes.

At the time of the filing of these unaudited condensed consolidated financial statements as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, the Company and its advisors were considering the Term Sheet and evaluating alternatives for recommendation to the board of directors of the Company.  Additionally, the Company and its advisors, with oversight from the Strategy Committee, are engaging in a restructuring process to consider potential strategic transactions, including financing, refinancing, sale or merger transactions and is encouraging proposals from existing stakeholders and interested third-parties.  The Company has also recently elected to suspend its current operated drilling and development program in order to preserve capital for other cash needs including debt service while it considers other strategic alternatives or a possible restructuring of the Company’s debt and equity.  The Company believes it needs to consummate a substantial financing, refinancing, or other financial restructuring in the relative near term to re-engage in normal operated drilling activities and fund a go-forward development plan.  There is no assurance that a sale of significant assets of the Company, a sale of the Company or a transaction involving a restructuring of the Company will occur.

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

Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. As such, management’s assumptions about future events may prove to be inaccurate. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events and circumstances they describe will occur. Factors that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements herein include, but are not limited to:

•	the supply and demand for oil, condensate, natural gas and NGLs;
•	continued low or further declining prices for oil, condensate, natural gas and NGLs, including risks of low commodity prices affecting the benefits of the Development Agreement;
•	our financial condition, results of operations, revenues, cash flows and expenses;
•	the potential need to sell assets, raise additional capital or pursue a restructuring transaction;
•	our ability to continue as a going concern;
•	the need to take ceiling test impairments due to lower commodity prices;
•	worldwide political and economic conditions and conditions in the energy market;
•	the extent to which we are able to realize the anticipated benefits from acquired assets;
•	our ability to monetize certain assets;
•	our ability to raise capital to fund capital expenditures, service our indebtedness or repay or refinance debt upon maturity;

•	the ability and willingness of our current or potential counterparties, third-party operators or vendors to enter into transactions with us and/or to fulfill their obligations to us;
•	failure of our co-participants to fund any or all of their portion of any capital program;
•	the ability to find, acquire, develop and produce new oil and natural gas properties;
•	uncertainties about the estimated quantities of oil and natural gas reserves and in the projection of future rates of production and timing of development expenditures of proved reserves;
•	strength and financial resources of competitors;
•	availability and cost of material and equipment, such as drilling rigs and transportation pipelines;
•	availability and cost of processing and transportation;
•	changes or advances in technology;
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

All of our current operational activities are conducted in, and our consolidated revenues are generated from, markets exclusively in the U.S.  As of June 30, 2018, our major assets consist of approximately 97,400 gross (69,400 net) acres in Oklahoma (73% developed) deemed to have multi-STACK Play potential.

The following discussion addresses material changes in our results of operations for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 and material changes in our financial condition since December 31, 2017. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Part I, Item 1. “Financial Statements” of this report, as well as our 2017 Form 10-K, which includes important disclosures regarding our critical accounting policies as part of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Form 10-K.

Ability to Continue as a Going Concern

Our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 contained in this report were prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of the unaudited condensed consolidated financial statements.  The significant risks and uncertainties related to our liquidity and possible acceleration of our indebtedness described herein raise substantial doubt about our ability to continue as a going concern.  See “Part II – Item 1A. Risk Factors” for a discussion of certain risks that materially impact our future liquidity.

Our ability to raise additional capital to pursue corporate objectives such as a drilling and development program at a cost of capital that enables our business to achieve a profit has been significantly adversely affected by our current capital structure.  While, historically, we have been able to reduce capital expenditures to better match available capital resources, for the reasons described below, we do not believe we have the ability to reduce capital expenditures beyond suspension of our operated drilling program without creating the potential for deterioration to our core business.  Over the past three months, we have engaged in discussions with potential capital providers that, to date, have not resulted in agreement on a restructuring or capital raising transaction.  Without any apparent sources of additional capital, we have engaged in a broader restructuring process, including the engagement of legal and financial advisors to assist in exploring strategic alternatives.  In addition, as a result of the recent further significant deterioration of our equity trading values, we run a significant risk that our common and preferred stock will be delisted from the NYSE American stock exchange, which delisting could cause an event of default under our indebtedness and give the holders thereof the right to accelerate the maturity of such indebtedness.  See “Part II – Item 1A. Risk Factors” for a discussion of certain risks related to the potential delisting of our stock from the NYSE American.

To address the foregoing concerns, we have formed a special committee of our board of directors (the “Strategy Committee”) and the Company and its advisors are considering the non-binding preliminary term sheet (the “Term Sheet”) from funds affiliated with Ares Management, L.P. proposing a potential restructuring transaction through a sale, among other means, and evaluating other alternatives for recommendation to the board of directors of the Company.  In connection with developing and evaluating alternatives for our board of directors, we are engaging in a restructuring process to consider potential strategic transactions, including financing, refinancing, sale, or merger transactions, and is encouraging proposals from existing stakeholders and interested third-parties.  We have also recently elected to suspend our current operated drilling and development program in order to preserve capital for other cash needs including debt service while we consider other strategic alternatives or a possible restructuring of our debt and equity.  With the suspension of the operated drilling program, it is unlikely that we could further reduce capital expenditures without creating the risk for deterioration of our core business.  Thus, we have determined that it is appropriate to pursue a broader restructuring process at this time.  While there are certain costs attendant to pursuing such a process, we believe that incurring these costs at this time will ultimately allow us to maximize value for the benefit of our stakeholders.  We believe that delaying the exploration of comprehensive restructuring and strategic alternatives could potentially lead to a restructuring at a later date, when we lack the liquidity to fund an organized process, which could ultimately lead to the loss of significant value.  We intend to maintain our capital budget to preserve our current acreage position and to continue participation in selected non-operated drilling activity.  But we believe we need to consummate a substantial financing, refinancing, or other financial restructuring in the relative near term to re-engage in normal drilling activities and fund its go-forward development plan.

Recent Developments

On July 20, 2018, Ares Management, L.P. and certain affiliated funds that hold substantially all of our indebtedness delivered the Term Sheet to us proposing that we consider a sale of the Company or other potential restructuring transaction.  The Term Sheet proposed a transaction whereby we would sell substantially all of our assets and distribute proceeds in full satisfaction of our indebtedness.  Alternatively, if such sale is not successful, the Term Sheet proposed that we engage in a restructuring of our outstanding indebtedness which may include a court-approved bankruptcy sale process that pays Ares, as holders of all of our outstanding secured indebtedness, in full or a Chapter 11 plan of reorganization that provides for an exchange of a portion of the Ares indebtedness for 100% of the equity of the Company.

On July 23, 2018, the two directors of the Company originally nominated by Ares, Nathan W. Walton and Ronald D. Scott, resigned from the board of directors of the Company. To our knowledge at the time of this filing, the funds indirectly managed by Ares continue to hold all of the outstanding indebtedness of the Company under the Term Loan and the Convertible Notes.

At the time of the filing of these unaudited condensed consolidated financial statements as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, we and our advisors were considering the Term Sheet and evaluating alternatives for recommendation to the board of directors of the Company.  Additionally, we are engaging in a restructuring process to consider potential strategic transactions, including financing, refinancing, sale, or merger transactions, and is encouraging proposals from existing stakeholders and interested third-parties.  There is no assurance that a sale of significant assets of the Company, a sale of the Company or a transaction involving a restructuring of the Company will occur.

Oil and Natural Gas Activities

The following provides an overview of our major oil and natural gas projects. While actively pursuing specific exploration and development activities in the Mid-Continent area, there is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.  We have recently elected to suspend our current operated drilling and development program in order to preserve capital for other cash needs, including debt service, while we consider other strategic alternatives or a possible restructuring of our debt and equity.  We intend to maintain our capital budget to preserve our current acreage position and to continue participation in selected non-operated drilling activity.  We believe we need to consummate a substantial financing, refinancing, or other financial restructuring in the relative near term to re-engage in normal drilling activities and fund a go-forward development plan.

Mid-Continent Horizontal Oil Play.

We believe that our acreage is prospective in the normally pressured oil window of the STACK Play, an area of central Oklahoma that includes oil and natural gas-rich formations such as the Meramec, Osage and Woodford shale, ranging in depth from 6,000 to 9,000 feet, and in the shallow Oswego formation as well as the proven Hunton limestone horizontal oil play.  We believe that the STACK Play is one of the most economic plays in North America.  It is a horizontal drilling play in an area of previously drilled vertical wells with multiple productive reservoirs that are predominantly oil producing.  The STACK Play encompasses all or parts of Blaine, Canadian, Garfield, Kingfisher and Major counties in Oklahoma.  STACK is an acronym for Sooner Trend Anadarko basin Canadian and Kingfisher counties.  At June 30, 2018, we held leases covering approximately 97,400 gross (69,400 net) acres primarily in Garfield and Kingfisher Counties, Oklahoma within the STACK Play.

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

During the three months ended June 30, 2018, we spud four gross (3.7 net) operated Osage wells and commenced flow back on five gross (4.9 net) operated Osage wells.  During the six months ended June 30, 2018, we spud eight gross (7.4 net) operated Osage wells and commenced flow back on seven gross (6.7 net) operated Osage wells.  During the three and six months ended June 30, 2018, we spud two gross (1.9 net) operated Meramec wells.  Subsequent to June 30, 2018 through August 1, 2018, we spud two gross (1.5 net) operated Osage wells.

To date in 2018, we have elected to participate in various non-operated wells in the Meramec, Osage and Oswego formations to further delineate our STACK Play acreage position.  Of the 2018 non-operated wells that we have elected to participate, currently four gross (0.5 net) non-operated Meramec wells, seven gross (1.2 net) non-operated Osage wells and seven gross (0.4 net) non-operated Oswego wells have been placed on production.  We anticipate that we will continue to receive election notices regarding proposed non-operated STACK wells.

The following table provides production and operational information about the Mid-Continent for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Mid-Continent - Total	2018	2017	2018	2017
Net Production:
Oil and condensate (MBbl)	241	277	583	527
Natural gas (MMcf)	1,075	923	2,138	1,784
NGLs (MBbl)	99	128	243	245
Total net production (MBoe)	519	559	1,183	1,070
Net Daily Production:
Oil and condensate (MBbl/d)	2.6	3.0	3.2	2.9
Natural gas (MMcf/d)	11.8	10.1	11.8	9.9
NGLs (MBbl/d)	1.1	1.4	1.3	1.4
Total net daily production (MBoe/d)	5.7	6.1	6.5	5.9
Average sales price per unit(1):
Oil and condensate (per Bbl)	$66.81	$45.93	$63.52	$47.28
Natural gas (per Mcf)	$1.35	$2.54	$1.70	$2.76
NGLs (per Bbl)	$19.58	$17.01	$21.48	$19.45
Average sales price per Boe(1)	$37.51	$30.88	$38.82	$32.37
Selected operating expenses (in thousands):
Production taxes	$614	$485	$1,603	$970
Lease operating expenses	$4,771	$5,154	$12,280	$10,220
Transportation, treating and gathering(2)	$—	$439	$—	$750
Selected operating expenses per Boe:
Production taxes	$1.18	$0.87	$1.36	$0.91
Lease operating expenses	$9.19	$9.22	$10.38	$9.55
Transportation, treating and gathering(2)	$—	$0.78	$-	$0.70
Production costs(3)	$9.19	$10.00	$10.38	$10.25

(1)	Excludes the impact of hedging activities. Average sales prices per unit for 2018 are net of treating, transportation and gathering costs, which were previously reported separately as expenses.
(2)	Pursuant to current accounting guidance, transportation, treating and gathering costs for 2018 are recorded as a reduction to revenue.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Mid-Continent - STACK Play excluding WEHLU	2018	2017	2018	2017
Net Production:
Oil and condensate (MBbl)	241	125	502	224
Natural gas (MMcf)	1,075	489	1,894	923
NGLs (MBbl)	99	54	195	101
Total net production (MBoe)	519	260	1,013	479
Net Daily Production:
Oil and condensate (MBbl/d)	2.6	1.4	2.8	1.2
Natural gas (MMcf/d)	11.8	5.4	10.5	5.1
NGLs (MBbl/d)	1.1	0.6	1.1	0.6
Total net daily production (MBoe/d)	5.7	2.9	5.6	2.6
Average sales price per unit(1):
Oil and condensate (per Bbl)	$66.81	$46.24	$63.90	$47.36
Natural gas (per Mcf)	$1.35	$2.76	$1.58	$2.88
NGLs (per Bbl)	$19.58	$18.32	$21.04	$20.76
Average sales price per Boe(1)	$37.51	$31.15	$38.68	$32.09
Selected operating expenses (in thousands):
Production taxes	$620	$185	$1,137	$346
Lease operating expenses	$4,771	$2,520	$10,097	$4,674
Transportation, treating and gathering(2)	$—	$439	$—	$751
Selected operating expenses per Boe:
Production taxes	$1.19	$0.71	$1.12	$0.72
Lease operating expenses(2)	$9.19	$9.70	$9.97	$9.76
Transportation, treating and gathering	$—	$1.69	$—	$1.57
Production costs(3)	$9.19	$11.39	$9.97	$11.33

(1)	Excludes the impact of hedging activities. Average sales prices per unit for 2018 are net of treating, transportation and gathering costs, which were previously reported separately as expenses.
(2)	Pursuant to current accounting guidance, transportation, treating and gathering costs for 2018 are recorded as a reduction to revenue.
(3)

Production costs for 2018 include LOE, insurance, and workover expense and exclude ad valorem and severance taxes and transportation, treating and gathering expense.  Production costs for 2017 include LOE, insurance, transportation, treating and gathering and workover expense and exclude ad valorem and severance taxes.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Mid-Continent - WEHLU	2018	2017	2018	2017
Net Production:
Oil and condensate (MBbl)	—	153	81	303
Natural gas (MMcf)	—	433	243	861
NGLs (MBbl)	—	74	48	144
Total net production (MBoe)	—	300	170	591
Net Daily Production:
Oil and condensate (MBbl/d)	—	1.7	0.4	1.7
Natural gas (MMcf/d)	—	4.8	1.3	4.8
NGLs (MBbl/d)	—	0.8	0.3	0.8
Total net daily production (MBoe/d)	—	3.3	0.9	3.3
Average sales price per unit(1):
Oil and condensate (per Bbl)	$—	$45.68	$61.17	$47.23
Natural gas (per Mcf)	$—	$2.30	$2.66	$2.64
NGLs (per Bbl)	$—	$16.07	$23.28	$18.53
Average sales price per Boe(1)	$—	$30.64	$39.67	$32.59
Selected operating expenses (in thousands):
Production taxes	$(5)	$300	$466	$624
Lease operating expenses	$—	$2,634	$2,183	$5,546
Transportation, treating and gathering(2)	$—	$—	$—	$—
Selected operating expenses per Boe:
Production taxes	$—	$1.00	$2.75	$1.06
Lease operating expenses	$—	$8.79	$12.85	$9.38
Transportation, treating and gathering(2)	$—	$—	$—	$—
Production costs(3)	$—	$8.79	$12.85	$9.38

(1)	Excludes the impact of hedging activities. Average sales prices per unit for 2018 are net of treating, transportation and gathering costs, which were previously reported separately as expenses.
(2)	Pursuant to current accounting guidance, transportation, treating and gathering costs for 2018 are recorded as a reduction to revenue.
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

The following table provides information about production volumes, average prices of oil, natural gas and NGLs and operating expenses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per unit amounts)
Net Production:
Oil and condensate (MBbl)	241	277	583	527
Natural gas (MMcf)	1,075	923	2,138	1,785
NGLs (MBbl)	99	128	243	245
Total net production (MBoe)	519	559	1,183	1,070
Net Daily Production:
Oil and condensate (MBbl/d)	2.6	3.0	3.2	2.9
Natural gas (MMcf/d)	11.8	10.1	11.8	9.9
NGLs (MBbl/d)	1.1	1.4	1.3	1.4
Total net daily production (MBoe/d)	5.7	6.1	6.5	5.9
Average sales price per unit(1):
Oil and condensate per Bbl, excluding impact of hedging activities	$66.80	$45.94	$63.52	$47.28
Oil and condensate per Bbl, including impact of hedging activities(2)	$55.44	$52.21	$55.31	$53.31
Natural gas per Mcf, excluding impact of hedging activities	$1.35	$2.54	$1.70	$2.76
Natural gas per Mcf, including impact of hedging activities(2)	$1.44	$2.51	$1.84	$2.85
NGLs per Bbl, excluding impact of hedging activities	$19.58	$17.02	$21.48	$19.45
NGLs per Bbl, including impact of hedging activities(2)	$14.73	$19.41	$18.01	$21.74
Average sales price per Boe, excluding impact of hedging activities	$37.51	$30.88	$38.82	$32.37
Average sales price per Boe, including impact of hedging activities(2)	$31.49	$34.49	$34.32	$36.02
Selected operating expenses:
Production taxes	$614	$469	$1,603	$954
Lease operating expenses	$4,771	$5,146	$12,280	$10,218
Transportation, treating and gathering(3)	$—	$440	$—	$751
Depreciation, depletion and amortization	$7,588	$6,051	$16,566	$10,703
Impairment of natural gas and oil properties	$17,993	$—	$17,993	$—
General and administrative expense	$4,861	$4,591	$13,829	$8,415
Selected operating expenses per Boe:
Production taxes	$1.18	$0.84	$1.36	$0.89
Lease operating expenses	$9.19	$9.20	$10.38	$9.55
Transportation, treating and gathering(3)	$—	$0.79	$—	$0.70
Depreciation, depletion and amortization	$14.61	$10.82	$14.01	$10.00
General and administrative expense	$9.36	$8.21	$11.69	$7.86
Production costs(4)	$9.19	$9.99	$10.38	$10.25

(1)	Average sales prices per unit for 2018 are net of treating, transportation and gathering costs, which were previously reported separately as expenses.
(2)	The impact of hedging includes the gain (loss) on commodity derivative contracts settled during the periods presented.
(3)	Pursuant to current accounting guidance, transportation, treating and gathering costs for 2018 are recorded as a reduction to revenue.
(4)

Production costs for 2018 include LOE, insurance, and workover expense and exclude ad valorem and severance taxes and transportation, treating and gathering expense.  Production costs for 2017 include LOE, insurance, transportation, treating and gathering and workover expense and exclude ad valorem and severance taxes.

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) as reported were $19.5 million for the three months ended June 30, 2018, up 13% from $17.3 million for the three months ended June 30, 2017.  Pursuant to current accounting guidance, total oil, condensate, natural gas and NGLs revenues for the three months ended June 30, 2018 were net of $1.2 million of treating, transportation and gathering costs which historically have been reported separately as an expense.  The increase in revenues was the result of a 21% increase in weighted average realized equivalent prices partially offset by a 7% decrease in production.  Average daily production on an equivalent basis was 5.7 MBoe/d for the three months ended June 30, 2018 compared to 6.1 MBoe/d for the same period in 2017.  Average daily production on an equivalent basis for the three months ended June 30, 2017 included 3.3 MBoe/d of WEHLU production.  The WEHLU sale closed on February 28, 2018.  STACK only average daily equivalent production on an equivalent basis was 5.7 MBoe/d for the three months ended June 30, 2018 compared to 2.9 MBoe/d for the same period in 2017.  STACK only oil, condensate and NGLs production represented approximately 66% of total production for the three months ended June 30, 2018 compared to 69% of total production for the three months ended June 30, 2017.

Oil and condensate revenues as reported represented approximately 83% and 74% of our total oil, condensate, natural gas and NGLs revenues for the three months ended June 30, 2018 and 2017, respectively.  Total liquids revenues (oil, condensate and NGLs) as reported represented approximately 93% of our total oil, condensate, natural gas and NGLs revenues for the three months ended June 30, 2018 and 86% of our total oil, condensate, natural gas and NGLs revenues for the three months ended June 30, 2017.

During the three months ended June 30, 2018, we had commodity derivative contracts covering approximately 110% of our oil and condensate production.  The impact of hedging on oil and condensate sales during the three months ended June 30, 2018 was a decrease of $2.7 million in oil and condensate revenues and resulted in a decrease in total price realized from $66.80 per Bbl to $55.44 per Bbl.  The loss on oil and condensate commodity derivatives contracts settled during the period included $457,000 for the amortization of prepaid premiums.  During the three months ended June 30, 2017, the impact of hedging on oil and condensate sales was an increase of $1.7 million, which resulted in an increase in total price realized from $45.94 per Bbl to $52.21 per Bbl.  On a total liquids basis, we were approximately 92% hedged for the three months ended June 30, 2018.  We allocated 15% of our crude hedges as price protection for our NGLs production for the quarters ended June 30, 2018 and 2017.  We have not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

During the three months ended June 30, 2018, we had commodity derivative contracts covering approximately 42% of our natural gas production.  The impact of hedging on natural gas sales during the three months ended June 30, 2018 was an increase of $96,000 in natural gas revenues and resulted in an increase in total price realized from $1.35 per Mcf to $1.44 per Mcf, after reflecting Post-Production Expenses of $0.70 per Mcf.  The gain on natural gas commodity derivatives contracts settled during the period was reduced by $34,000 for deferred put premiums.  During the three months ended June 30, 2017, the impact of hedging on natural gas sales was a decrease of $26,000, which resulted in a decrease in total price realized from $2.54 per Mcf to $2.51 per Mcf.  We have not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

During the three months ended June 30, 2018, we had commodity derivative contracts covering approximately 47% of our NGLs production. The impact of hedging on NGLs sales during the three months ended June 30, 2018 was a decrease of $483,000 in NGLs revenues and resulted in a decrease in total price realized from $19.58 per Bbl to $14.73 per Bbl, after reflecting Post-Production Expenses of $4.67 per Bbl.  The loss on NGLs commodity derivatives contracts settled during the period included $81,000 for amortization of prepaid premiums.  During the three months ended June 30, 2017, the impact of hedging on NGLs sales was an increase of $307,000 in NGLs revenues which resulted in an increase in total price realized from $17.02 per Bbl to $19.41 per Bbl.  We have not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

The change in mark to market value for outstanding commodity derivatives contracts for the three months ended June 30, 2018 was a loss of $6.1 million compared to a gain of $3.4 million for the three months ended June 30, 2017. The change in the mark to market value is primarily the result of changes in hedge contracts and volumes hedged and the future price curve compared to the prior year.

For additional information regarding our oil and condensate hedging positions as of June 30, 2018, see Part I, Item 1. “Financial Statements, Note 8 – Derivative Instruments and Hedging Activity” of this report.

Production taxes. We reported production taxes of $614,000 for the three months ended June 30, 2018 compared to $469,000 for the three months ended June 30, 2017.  The increase in production taxes primarily resulted from new Mid-Continent STACK Play wells and higher tax rates due to an Oklahoma state tax law change on exempt horizontal wells increasing the rate from 1% to 7%.  Production taxes for the three months ended June 30, 2018 and 2017 were approximately 3.2% and 2.7%, respectively, of oil, condensate, natural gas and NGLs revenues.  Effective July 1, 2018, Oklahoma state tax law for exempt horizontal wells that were taxed at 2% changed to increase the rate to 5%.

Lease operating expenses. We reported LOE of $4.8 million for the three months ended June 30, 2018 compared to $5.1 million for the three months ended June 30, 2017.  Our total LOE was $9.19 per Boe for the three months ended June 30, 2018 compared to $9.20 per Boe for the same period in 2017.  The decrease in LOE is due to a $2.6 million decrease in total LOE as a result of the WEHLU sale offset by a $2.3 million increase in total STACK Play LOE due to new wells higher water disposal costs.  Transportation, treating and gathering. Pursuant to current accounting guidance, treating, transportation and gathering expense of $1.2 million was recorded as a reduction to oil, condensate, natural gas and NGLs revenues for the three months ended June 30, 2018.  We reported treating, transportation and gathering expense of $440,000 for the three months ended June 30, 2017.  The increase in these costs is due primarily to new wells and changes in Oklahoma marketing contracts from primarily percent of proceeds contracts to a combination of fixed charges basis and percent of proceeds contracts.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) expense of $7.6 million for the three months ended June 30, 2018 up from $6.1 million for the three months ended June 30, 2017. The increase in DD&A expense was the result of a 35% increase in the DD&A rate due to the sale of WEHLU and the removal of PUD locations as of June 30, 2018 due to uncertainty regarding the financing required for development of PUD reserves partially offset by a 7% decrease in production.  The DD&A rate for the three months ended June 30, 2018 was $14.61 per Boe compared to $10.82 per Boe for the same period in 2017.

Impairment of oil and natural gas properties.  We reported an impairment of oil and natural gas properties of $18.0 million for the three months ended June 30, 2018.  The impairment was the result of the reclassification of PUD reserves to unproven reserves.  Our PUD reserves, other than the PUD reserves associated with certain wells developed prior to June 30, 2018 or in the process of drilling and completion at June 30, 2018, were reclassified as unproved due to our inability to meet the reasonable certainty criteria for proved reserves, as prescribed under the SEC rules primarily due to the uncertainties regarding the availability and timing of funds required to develop these reserves.  Had we continued to reflect the PUD reserves at June 30, 2018, we would not have recorded an impairment.  A significant amount of our PUD reserves that were reclassified to unproved remain economically producible at current commodities prices, and we may report PUD reserves in future filings if we can determine that we have the financial capability to execute a development plan.

General and administrative expense. We reported general and administrative expenses of $4.9 million for the three months ended June 30, 2018 compared to $4.6 million for the three months ended June 30, 2017.  Non-cash stock-based compensation expense, which is included in general and administrative expense, was $1.2 million for the three months ended June 30, 2018 and 2017, respectively.  Excluding stock-based compensation expense, general and administrative expense increased $301,000 to $3.7 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  This increase is primarily due to higher legal and professional fees of approximately $764,000 and increased rent of $180,000 partially offset by a $330,000 decrease in personnel costs.  We expect that our general and administrative expenses will increase significantly in the second half of 2018 due to additional expenses incurred in connection with our efforts to pursue strategic alternatives, including selling substantial assets of the Company, selling the Company itself or pursuing restructuring transactions.

Interest expense.  We reported interest expense of $10.2 million for the three months ended June 30, 2018 compared to $8.7 million for the three months ended June 30, 2017.  The increase in interest expense is due primarily to increased Term Loan interest of $1.6 million resulting from a higher interest rate and principal balance due to paid-in-kind interest offset by a $555,000 increase in capitalized interest.

Dividends on preferred stock. Dividends on preferred stock totaled $3.6 million for the three months ended June 30, 2018 comprised of $2.2 million for the Series A Preferred Stock and $1.4 million for the Series B Preferred Stock.  Dividends on preferred stock totaled $3.6 million for the three months ended June 30, 2017 comprised of $2.2 million for the Series A Preferred Stock and $1.4 million for the Series B Preferred Stock.  On April 9, 2018, we declared a special cash dividend on the Series A Preferred Stock and Series B Preferred Stock to pay in full all accumulated and unpaid cash dividends accrued since August 1, 2017 at an annualized 8.625% and 10.75%, respectively, through the payment date.  The April 2018 Series A Preferred Stock dividend of $6.5 million and the Series B Preferred Stock dividend of $4.3 million were paid on April 30, 2018 to holders of record at the close of business on April 20, 2018, which paid all unpaid dividends that accumulated in respect to the Series A Preferred Stock and Series B Preferred

Stock at such time.  We continued to declare and pay dividends on the Series A Preferred Stock and Series B Preferred Stock through June 30, 2018.  On June 11, 2018, we elected to suspend the declaration and payment of monthly cash dividends on the Series A Preferred Stock and Series B Preferred Stock commencing July 2018 to maintain liquidity and support our capital investment program.  On June 29, 2018, we entered into Amendment No. 4 to the Term Loan and the Second Supplemental Indenture, both of which prohibit us from making cash dividends or distributions on or with respect to our capital stock, other than cash dividends on our Series A Preferred Stock and our Series B Preferred Stock declared for the month of June 2018, which were paid on July 2, 2018.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) as reported were $45.9 million for the six months ended June 30, 2018, up 33% from $34.6 million for the six months ended June 30, 2017.  Pursuant to current accounting guidance, total oil, condensate, natural gas and NGLs revenues for the six months ended June 30, 2018 were net of $2.2 million of treating, transportation and gathering costs which historically have been reported separately as an expense.  The increase in revenues was the result of a 20% increase in weighted average realized equivalent prices coupled with an 11% increase in production.  Average daily production on an equivalent basis was 6.5 MBoe/d for the six months ended June 30, 2018 compared to 5.9 MBoe/d for the same period in 2017.  Average daily production on an equivalent basis for the six months ended June 30, 2017 included 0.9 MBoe/d and 3.3 MBoe/d, respectively, of WEHLU production.  The WEHLU sale closed on February 28, 2018.  STACK only average daily equivalent production on an equivalent basis was 5.6 MBoe/d for the six months ended June 30, 2018 compared to 2.6 MBoe/d for the same period in 2017.  STACK only oil, condensate and NGLs production represented approximately 69% of total production for the six months ended June 30, 2018 compared to 68% of total production for the six months ended June 30, 2017.

Oil and condensate revenues as reported represented approximately 81% and 72% of our total oil, condensate, natural gas and NGLs revenues for the six months ended June 30, 2018 and 2017, respectively.  Total liquids revenues (oil, condensate and NGLs) as reported represented approximately 92% of our total oil, condensate, natural gas and NGLs revenues for the six months ended June 30, 2018 and 86% of our total oil, condensate, natural gas and NGLs revenues for the six months ended June 30, 2017.

During the six months ended June 30, 2018, we had commodity derivative contracts covering approximately 91% of our oil and condensate production.  The impact of hedging on oil and condensate sales during the six months ended June 30, 2018 was a decrease of $4.8 million in oil and condensate revenues and resulted in a decrease in total price realized from $63.52 per Bbl to $55.31 per Bbl.  The loss on oil and condensate commodity derivatives contracts settled during the period included $968,000 for the amortization of prepaid premiums.  During the six months ended June 30, 2017, the impact of hedging on oil and condensate sales was an increase of $3.2 million, which resulted in an increase in total price realized from $47.28 per Bbl to $53.31 per Bbl.  On a total liquids basis, we were approximately 76% hedged for the six months ended June 30, 2018.  We allocated 15% of our crude hedges as price protection for our NGLs production for the six months ended June 30, 2018 and 2017.  We have not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

During the six months ended June 30, 2018, we had commodity derivative contracts covering approximately 56% of our natural gas production.  The impact of hedging on natural gas sales during the six months ended June 30, 2018 was an increase of $308,000 in natural gas revenues and resulted in an increase in total price realized from $1.70 per Mcf to $1.84 per Mcf, after reflecting Post-Production Expenses of $0.62 per Mcf.  The gain on natural gas commodity derivatives contracts settled during the period was reduced by $67,000 for deferred put premiums.  During the six months ended June 30, 2017, the impact of hedging on natural gas sales was an increase of $163,000, which resulted in an increase in total price realized from $2.76 per Mcf to $2.85 per Mcf.  We have not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

During the six months ended June 30, 2018, we had commodity derivative contracts covering approximately 39% of our NGLs production. The impact of hedging on NGLs sales during the six months ended June 30, 2018 was a decrease of $845,000 in NGLs revenues and resulted in a decrease in total price realized from $21.48 per Bbl to $18.01 per Bbl, after reflecting Post-Production Expenses of $3.34 per Bbl.  The loss on NGLs commodity derivatives contracts settled during the period included $171,000 for amortization of prepaid premiums.  During the six months ended June 30, 2017, the impact of hedging on NGLs sales was an increase of $561,000 in NGLs revenues which resulted in an increase in total price realized from $19.45 per Bbl to $21.74 per Bbl.  We have not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

The change in mark to market value for outstanding commodity derivatives contracts for the six months ended June 30, 2018 was a loss of $9.5 million compared to a gain of $2.8 million for the six months ended June 30, 2017. The change in the mark to market value is primarily the result of changes in hedge contracts and volumes hedged and the future price curve compared to the prior year.

For additional information regarding our oil and condensate hedging positions as of June 30, 2018, see Part I, Item 1. “Financial Statements, Note 8 – Derivative Instruments and Hedging Activity” of this report.

Production taxes. We reported production taxes of $1.6 million for the six months ended June 30, 2018 compared to $954,000 for the six months ended June 30, 2017.  The increase in production taxes primarily resulted from new Mid-Continent STACK Play wells and higher tax rates due to an Oklahoma state tax law change on exempt horizontal wells increasing the rate from 1% to 7%.  Production taxes for the six months ended June 30, 2018 and 2017 were approximately 3.5% and 2.8%, respectively, of oil, condensate, natural gas and NGLs revenues.  Effective July 1, 2018, Oklahoma state tax law for exempt horizontal wells that were taxed at 2% changed to increase the rate to 5%.

Lease operating expenses. We reported LOE of $12.3 million for the six months ended June 30, 2018 compared to $10.2 million for the six months ended June 30, 2017.  Our total LOE was $10.38 per Boe for the six months ended June 30, 2018 compared to $9.55 per Boe for the same period in 2017.  The increase in LOE is primarily due to a $5.0 million increase in recurring STACK Play LOE due to new wells with higher water disposal costs coupled with a $389,000 increase in workover costs offset by a $3.4 million decrease in LOE costs eliminated with the sale of WEHLU.

Transportation, treating and gathering. Pursuant to current accounting guidance, treating, transportation and gathering expense of $2.2 million was recorded as a reduction to oil, condensate, natural gas and NGLs revenues for the six months ended June 30, 2018.  We reported treating, transportation and gathering expense of $751,000 for the six months ended June 30, 2017.  The increase in these costs is due primarily to new wells and changes in Oklahoma marketing contracts from primarily percent of proceeds contracts to a combination of fixed charges basis and percent of proceeds contracts.

Depreciation, depletion and amortization. We reported DD&A expense of $16.6 million for the six months ended June 30, 2018 up from $10.7 million for the six months ended June 30, 2017. The increase in DD&A expense was the result of a 40% increase in the DD&A rate due to the sale of WEHLU during the first quarter of 2018 and the removal of PUD locations as of June 30, 2018 due uncertainty regarding the financing required to develop PUD reserves coupled with an 11% increase in production.  The DD&A rate for the six months ended June 30, 2018 was $14.01 per Boe compared to $10.00 per Boe for the same period in 2017.

Impairment of oil and natural gas properties.  We reported an impairment of oil and natural gas properties of $18.0 million for the six months ended June 30, 2018.  The impairment was the result of the reclassification of PUD reserves to unproven reserves.  Our PUD reserves, other than the PUD reserves associated with certain wells developed prior to June 30, 2018 or in the process of drilling and completion at June 30, 2018, were reclassified as unproved due to our inability to meet the reasonable certainty criteria for proved reserves, as prescribed under the SEC rules primarily due to the uncertainties regarding the availability and timing of funds required to develop these reserves.  Had we continued to reflect the PUD reserves at June 30, 2018, we would not have recorded an impairment.  A significant amount of our PUD reserves that were reclassified to unproved remain economically producible at current commodities prices, and we may report PUD reserves in future filings if we can determine that we have the financial capability to execute a development plan.

General and administrative expense. We reported general and administrative expenses of $13.8 million for the six months ended June 30, 2018 compared to $8.4 million for the six months ended June 30, 2017.  Non-cash stock-based compensation expense, which is included in general and administrative expense, was $2.9 million and $2.2 million for the six months ended June 30, 2018 and 2017, respectively.  Excluding stock-based compensation expense, general and administrative expense increased $4.7 million to $10.9 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  This increase is primarily due to $3.5 million of severance costs related to the resignation of our former chief executive officer coupled with a $1.4 million increase in legal and professional fees.  We expect that our general and administrative expenses will increase significantly in the second half of 2018 due to additional expenses incurred in connection with our efforts to pursue strategic alternatives, including selling substantial assets of the Company, selling the Company itself or pursuing restructuring transactions.

Interest expense.  We reported interest expense of $20.1 million for the six months ended June 30, 2018 compared to $19.6 million for the six months ended June 30, 2017.  The increase in interest expense is due primarily to increased Term Loan interest resulting from a higher principal balance due to paid-in-kind interest.

Loss on early extinguishment of debt.  We reported a loss on early extinguishment of debt of $12.2 million for the six months ended June 30, 2017 comprised of a $7.0 million penalty for the early satisfaction and discharge of our Former Notes and the $5.2 million write-off of the remaining deferred financing costs related to the Former Notes and our Revolving Credit Facility.

Dividends on preferred stock. Dividends on preferred stock totaled $7.2 million for the six months ended June 30, 2018 comprised of $4.4 million for the Series A Preferred Stock and $2.8 million for the Series B Preferred Stock.  Dividends on preferred stock totaled $7.2 million for the six months ended June 30, 2017 comprised of $4.4 million for the Series A Preferred Stock and $2.8 million for the Series B Preferred Stock.  On April 9, 2018, we declared a special cash dividend on the Series A Preferred Stock and Series B Preferred Stock to pay in full all accumulated and unpaid cash dividends accrued since August 1, 2017 at an annualized 8.625% and 10.75%, respectively, through the payment date.  The April 2018 Series A Preferred Stock dividend of $6.5 million and the Series B Preferred Stock dividend of $4.3 million were paid on April 30, 2018 to holders of record at the close of business on

April 20, 2018, which paid all unpaid dividends that accumulated in respect to the Series A Preferred Stock and Series B Preferred Stock at such time.  We continued to declare and pay dividends on the Series A Preferred Stock and Series B Preferred Stock through June 30, 2018.  On June 11, 2018, we elected to suspend the declaration and payment of monthly cash dividends on the Series A Preferred Stock and Series B Preferred Stock commencing July 2018 to maintain liquidity and support our capital investment program.  On June 29, 2018, we entered into Amendment No. 4 to the Term Loan and the Second Supplemental Indenture, both of which prohibit us from making cash dividends or distributions on or with respect to our capital stock, other than cash dividends on our Series A Preferred Stock and our Series B Preferred Stock declared for the month of June 2018, which were paid on July 2, 2018.

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

We have recently elected to suspend our current operated drilling and development program in order to preserve capital for other cash needs including debt service while we consider other strategic alternatives or a possible restructuring of our debt and equity. In addition, we expect our general and administrative expenses may increase significantly in the second half of 2018 due to anticipated additional expenses incurred in connection with our efforts to pursue strategic alternatives, including selling substantial assets of the Company, selling the Company itself or pursuing restructuring transactions.  As a result, it is not possible for us to precisely predict our future cash flows from operating revenues.   See “Part II – Item 1A Risk Factors” for a discussion of certain risks that materially impact our future liquidity.

We continually evaluate our capital needs and compare them to our available capital resources and ability to raise funds in the financial markets.  Current market conditions and restrictions under our debt may put limitations on our ability to issue additional debt or equity securities in the public or private markets, which may significantly reduce our ability to obtain liquidity.  We operate the majority of our capital expenditures budget, and we have the ability to adjust capital expenditures in response to changes that would potentially reduce our available capital resources, including changes in oil, condensate, natural gas and NGLs prices, drilling results, liquidity and cash flow.  We have recently elected to suspend our current operated drilling and development program in order to preserve capital for other cash needs including debt service while we consider other strategic alternatives or a possible restructuring of our debt and equity.

For the six months ended June 30, 2018, we reported cash flows provided by operating activities of $39.3 million.  For the six months ended June 30, 2018, we reported net cash provided by investing activities of $12.0 million primarily due to the inclusion of proceeds from the sale oil and natural gas properties of $96.3 million offset by $83.4 million for the development of oil and natural gas properties.  For the six months ended June 30, 2018, we reported net cash used in financing activities of $13.5 million primarily due to $12.1 million in dividends declared and paid and $1.2 million for tax withholding related to restricted stock award vestings.  As a result of these activities, our cash and cash equivalents balance increased by $37.8 million, resulting in a cash and cash equivalents balance of $51.1 million at June 30, 2018.

At June 30, 2018, we had a net working capital surplus of approximately $4.9 million.  As of August 7, 2018, our cash balance was $32.5 million and we had $276.8 million of Term Loan borrowings and $162.5 million of Notes outstanding with a maturity of March 2022.

Future capital and other expenditure requirements.  As a result of our decision to suspend our current operated drilling and development program in order to preserve capital, we have revised our estimates of capital expenditures for the remainder of 2018, which are estimated to be approximately $45.3 million which contemplates $16.5 million for STACK Play operated drilling and completion activity on wells being drilled prior to or at June 30, 2018, $17.7 million for our participation in non-operated STACK Play drilling and completions, $6.2 million for leasehold costs to preserve our current acreage position and $4.9 million for capitalized general and administrative costs.  We plan to fund our remaining 2018 capital budget through existing cash balances and internally generated cash flow from operating activities.  Our capital expenditures and the scope of our drilling activities may change as a result of several factors, including, but not limited to, changes in oil, condensate, natural gas and NGLs prices, costs of drilling and completion and leasehold acquisitions, drilling results, higher working interest in drilled wells, reductions in liquidity and access to additional capital.

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

To mitigate some of the potential negative impact on cash flows caused by changes in oil, condensate, natural gas and NGLs prices, we have entered into financial commodity costless collars, index swaps, fixed price swaps and put and call options to hedge oil, condensate, natural gas and NGLs price risk. The crude oil fixed price swaps provide price protection for our future oil sales and butane, isobutene and pentanes components of our NGLs production as these heavy components of NGLs have pricing that correlates closely with oil pricing.  For 2018, we have allocated 15% of our current crude hedges as price protection for a portion of our NGLs production. We have not designated any of these derivative contracts as hedges as prescribed by accounting rules.  For additional information regarding our hedging activities, see Part I, Item 1. “Financial Statements, Note 8 – Derivative Instruments and Hedging Activity” of this report.

At June 30, 2018, the estimated fair value of all of our commodity derivative instruments was a net liability of $15.7 million, comprised of current and non-current assets and liabilities. By removing the price volatility from a portion of our oil, condensate, natural gas and NGLs sales for July 2018 through December 2019, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows for those periods. While mitigating negative effects of falling commodity prices, certain derivative contracts also limit the benefits we could receive from increases in commodity prices.  In conjunction with certain commodity derivative hedging activity, we deferred the payment of certain put premiums for the production month period July 2018 through December 2018.  At June 30, 2018, we had a current commodity premium payable of $68,000.  The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month.

As of June 30, 2018, all of our commodity derivative hedge positions were with large institutions, each of which is not known to us to be in default on their derivative positions. We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.

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

On March 20, 2017, we, together with the parties thereto, entered into an Amendment No. 1 to the Term Loan credit agreement which amendment permitted the issuance of the Additional Notes.

On August 2, 2017, we entered into Amendment No. 2 to the Term Loan credit agreement allowing us to elect to PIK interest on the Term Loan, upon proper notice, 100% of interest payments due after June 30, 2017 and prior to December 1, 2018 and at our election, PIK between 0% and 50% of any interest payments occurring after December 31, 2018 (other than interest due on the maturity date or the date of any repayment or prepayment).  The Term Loan interest rate increased to 10.25% for all interest periods post June 30, 2017 and the PIK interest shall be payable by capitalizing and adding such amounts to the outstanding principal amount of the Term Loan on the applicable interest payment date.

On September 18, 2017, we, together with the parties thereto, entered into Amendment No. 3 to the Term Loan credit agreement, which among other things, expressly provided that certain assignments of oil and gas properties made or to be made by the Company to Red Bluff, pursuant to the Red Bluff PSA, are permitted by the Term Loan and are not subject to the mandatory prepayment provisions applicable to “Asset Sales” under the Term Loan.

On June 29, 2018, we entered into Amendment No. 4 to the Term Loan credit agreement, which among other things, (i) reduced the period we could cure a default resulting from the failure to comply with certain covenants applicable to the Term Loan from 30 days to 15 days, (ii) waived certain defaults under the Term Loan and (iii) prohibited us from making cash dividends or distributions on or with respect to our capital stock, other than cash dividends on our Series A Preferred Stock and Series B Preferred Stock declared for the month of June 2018 and paid on July 2, 2018.

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

Pursuant to Amendment No. 2 to the Term Loan credit agreement, we elected to pay in kind 100% of the interest due for the period June 30, 2017 to April 1, 2018 in the amount of $19.9 million, thus increasing the outstanding principal balance of the Term Loan to $269.9 million.  We also elected to pay in kind 100% of the interest due for the period April 2, 2018 to June 30, 2018 in the amount of $6.7 million and such was accrued at June 30, 2018.  Had the interest payment date not fallen on a weekend outside of quarter end, the outstanding principal balance of the Term Loan would have been $276.6 million at June 30, 2018.

Notes. On March 3, 2017 and March 21, 2017, we issued for cash at par $125.0 million and $75.0 million, respectively, principal amounts of Convertible Notes due 2022 (the “Notes”) under an Indenture by and among the Company, the subsidiary guarantor named therein, and the Trustee and collateral trustee. The Notes bear interest initially at 6.0% per annum.  On May 5, 2017, $37.5 million principal amount of the Notes were exchanged for 25,456,521 newly issued shares of our common stock and 2,000 shares of Special Voting Preferred Stock pursuant to the Mandatory Repurchase, reducing the outstanding principal amount of the Notes to $162.5 million.  The Notes mature on March 1, 2022, unless earlier repurchased, redeemed or converted in accordance with the terms of the Indenture prior to such date. Interest is payable on the Notes on each March 1, June 1, September 1 and December 1 of each year, commencing June 1, 2017.

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

On June 29, 2018, we entered into the Second Supplemental Indenture, which supplements the Indenture.  The Second Supplemental Indenture, among other things, (i) waived certain defaults, (ii) reduced the period the we could cure certain covenant defaults under the Indenture from 60 days to 15 days and (iii) prohibited us and our subsidiary from making cash dividends or distributions on or with respect to our capital stock, other than cash dividends on its Series A Preferred Stock and its Series B Preferred Stock declared for the month of June 2018.

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

On June 29, 2018, we entered into Amendment No. 4 to the Term Loan and into the Second Supplemental Indenture, both of which prohibit us from making cash dividends or distributions on or with respect to our capital stock, other than cash dividends on our Series A Preferred Stock and our Series B Preferred Stock declared for the month of June 2018, which were paid on July 2, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Part I, Item I. “Financial Statements, Note 3 – Summary of Significant Accounting Policies” of this report and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our 2017 Form 10-K.  As of June 30, 2018, with the exception of the adoption of ASC 606 as discussed in “Financial Statements, Note 3 – Summary of Significant Accounting Policies” of this report, our critical accounting policies were consistent with those discussed in our 2017 Form 10-K.

Recent Accounting Developments

For a discussion of recent accounting developments, see Part I, Item 1. “Financial Statements, Note 3 – Summary of Significant Accounting Policies” of this report.

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

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our oil, condensate, natural gas and NGLs production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil, condensate, natural gas and NGLs in the region produced. Prices received for oil, condensate, natural gas and NGLs are volatile and unpredictable and are beyond our control.  To mitigate a portion of our exposure to adverse market changes in the prices for oil, condensate, natural gas and NGLs, we have entered into and may in the future enter into additional commodity price risk management arrangements for a portion of our oil, condensate, natural gas and NGLs production.  For the three months ended June 30, 2018, a 10% change in the prices received for oil, condensate, natural gas and NGLs production would have had an approximate $1.9 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk. For the three months ended June 30, 2017, a 10% change in the prices received for our oil, condensate, natural gas and NGLs production would have had an approximate $1.7 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk.  For the six months ended June 30, 2018, a 10% change in the prices received for oil, condensate, natural gas and NGLs production would have had an approximate $4.6 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk.  For the six months ended June 30, 2017, a 10% change in the prices received for oil, condensate, natural gas and NGLs production would have had an approximate $3.5 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk.  As of June 30, 2018, the fair market value of our commodity derivatives was a net liability of $15.7 million.  As of December 31, 2017, the fair market value of our commodity derivatives was a net liability of $5.6 million.  For more information regarding our hedging activities, see Part I, Item 1. “Financial Statements, Note 8 – Derivative Instruments and Hedging Activity” of this report for additional information regarding our hedging activities.

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

Item 4. Controls and Procedures

Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2018. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness described below, as of June 30, 2018, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, an error was discovered in determining the Company’s compliance with its debt covenants under the Company’s secured Term Loan and Indenture under which the Company’s outstanding secured Notes are issued. The failure to comply with these debt covenants resulted in defaults under both the Term Loan and Indenture, which defaults were subsequently waived on June 29, 2018. This error, which was not detected timely by management, was the result of inadequate understanding of the covenants under the Term Loan and Indenture, and there is a reasonable possibility that the error could have resulted in a material misstatement of the financial statements.  This inability to accurately monitor compliance with such debt covenants is a deficiency which represents a material weakness in the Company’s internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

To address the material weakness described above, the Company is in the process of implementing new and enhanced controls to ensure that the quarterly debt covenant analysis and calculations are performed correctly and reviewed appropriately.

We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.  We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

Except for the Company’s design and implementation of new and enhanced controls related to the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the

Exchange Act) that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of current legal proceedings is set forth in Part I, Item 1. “Financial Statements, Note 13 – Commitments and Contingencies” of this report.

Item 1A. Risk Factors

In addition to the risk factors below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2017 Form 10-K, which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows.

We may not be able to continue as a going concern.

We have substantial debt obligations and our ongoing operations have historically been dependent upon spending significant capital on drilling and development of our properties.  Our ability to raise additional capital to pursue corporate objectives such as a drilling and development program at a cost of capital that enables our business to achieve a profit has been significantly adversely affected by our current capital structure.  We have recently elected to suspend our current operated drilling and development program in order to preserve capital for other cash needs including debt service while we consider other strategic alternatives or a possible restructuring of our debt and equity.  If we are unable to raise substantial additional funding, consummate significant asset sales or consummate an alternative financial restructuring on a timely basis on acceptable terms, we will not be able to restore funding of our drilling and development operations.  We do not believe we have the ability to reduce capital expenditures further without creating the potential for deterioration of our core business.  We are engaging in a restructuring process to consider potential strategic transactions, including financing, refinancing, sale, or merger transactions, and are encouraging proposals from existing stakeholders and interested third-parties.  There can be no assurance that we will consummate such a transaction on a timely basis.

The condensed consolidated financial statements included in this report have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of the going concern uncertainty.  If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and reported amounts of income and expenses could be required and could be material.  There can be no assurance that we will be able to obtain additional funding on a timely basis and on satisfactory terms, or at all.   In addition, no assurance can be given that any such funding, if obtained, will be adequate to meet our capital needs and support our business plan while paying or refinancing our existing debt obligations.   If additional funding cannot be obtained on a timely basis and on satisfactory terms, then our operations would be materially negatively impacted.

If we become unable to continue as a going concern, we may find it necessary to file a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in order to provide us additional time to identify an appropriate solution to our financial situation and implement a plan of reorganization aimed at improving our capital structure.  Additionally, we may find it necessary to file a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in order to implement a financial restructuring.

The extremely low trading price of our common stock has put us at substantial risk that our common stock and two outstanding series of preferred stock will be delisted from the NYSE American, which would further limit the liquidity of our common stock.

Our common stock has been trading at below $1.00 per share since early February 2018 and in recent weeks, has traded at as low as $0.09 per share.  The staff of the NYSE American has advised us that if our common stock trades at or below $0.06 per share during any trading day, our common stock and our two outstanding series of preferred stock will be automatically suspended.  We have limited ability to timely remedy a stock price deficiency to forgo a delisting.

Delisting could materially adversely affect the market for our common and preferred shares. In addition, our ability to raise additional necessary capital through equity or debt financing, and attract and retain personnel by means of equity compensation, would be greatly impaired.  If our stock is delisted from the NYSE American, we cannot assure that we will be able to regain compliance or that any appeal of a decision to delist our common stock and preferred stock would be successful.  If our common stock and preferred stock loses its listed status on the NYSE American and we are not successful in obtaining a listing on another exchange, our common stock and preferred stock would likely trade only in the over-the-counter market.  If our common stock or preferred stock were to trade on the over-the-counter market, selling our common stock or preferred stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced, if not eliminated.  In addition, in the event our common stock or preferred stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common or preferred stock, further limiting the liquidity thereof.  These factors could result in even lower prices and larger spreads in the bid and ask prices for our common and preferred stock, and possibly an inability to effect a trade.  Furthermore, with respect to any suspended or delisted securities, we would expect decreases in institutional and other investor demand, analyst coverage, market making activity and information available concerning trading prices and volume, and fewer broker-dealers would be willing to execute trades with respect to such securities.

If our stock is delisted from the NYSE American, we would be in default under our Term Loan and obligated to offer to purchase all of our Convertible Notes in cash at a price of 101% of principal plus accrued interest which we likely cannot cure or satisfy, which could result in an event of default and permit Ares, as holder of our outstanding Term Loan and Convertible Notes or its transferees,  to accelerate the maturity of our outstanding indebtedness.

A delisting of our common stock constitutes a “fundamental change” under the terms of the indenture governing our Convertible Notes.  If a Fundamental Change occurs at any time prior to the maturity of the Convertible Notes, each holder shall have the right to require us to repurchase all or part of such holder’s notes on the date (the “Fundamental Change Repurchase Date”) specified by us that is not less than 20 nor more than 35 calendar days after the date a Fundamental Change repurchase notice at a repurchase price, payable in cash, equal to 101% of the principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest to, but excluding, the Fundamental Change Repurchase Date.  Unless a significant restructuring transaction were to occur and Ares, as holder of the Term Loan, would agree, it is unlikely in such event that we would have adequate liquidity to fund such a repurchase.  The failure consummate the offer to purchase to holders of Convertible Notes, which would occur upon the delisting of our common stock or upon the incurrence of certain other events, constitutes an event of default under the Term Loan credit agreement.  Ares, or any transferee holder of a majority in principal amount of the Term Loan, would have the right to accelerate the maturity of the Term Loan.  Any acceleration of the maturity of the Term Loan gives the indenture trustee or the holders of 25% of the outstanding principal in the Convertible Notes the right to immediately accelerate the maturity of the Convertible Notes.  In the event all or a significant portion of our indebtedness becomes due as a result of this acceleration, we may be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  During the quarter ended June 30, 2018, we and our independent registered public accounting firm identified material weaknesses in internal control over financial reporting relating to the inability to monitor compliance with the Company’s covenants under the Company’s Term Loan and Indenture.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. See “Item 4 - Changes in Internal Control Over Financial Reporting.”

            We are in the process of remediating the identified material weakness through the design and implementation of new and enhanced controls.  However, we do not expect that our internal control over financial reporting, including these enhanced controls, will prevent all future errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our failure to maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.  Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet be Purchased Under the Plan
April 1, 2018 – April 30, 2018	980,518	$0.63	—	n/a
May 1, 2018 – May 31, 2018	21,957	$0.66	—	n/a
June 1, 2018 – June 30, 2018	71,287	$0.60	—	n/a

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Executive Retention Plan

On August 9, 2018, in accordance with the powers delegated to it by the Board, the Strategy Committee approved retention payments to four Company executives upon the recommendation of the Compensation Committee of the Board. The retention agreements (“Retention Agreements”) between each such executive and the Company provide that each executive will receive a cash payment (“Retention Bonus”), representing a certain percentage of his base salary, paid in a lump sum in cash on or before August 17, 2018. In the event the executive’s employment is terminated (i) by the Company for cause (as defined in the Retention Agreement) or (ii) due to his voluntarily resignation, the executive will be required to repay to the Company 100% of the Retention Bonus (net of any taxes withheld from same) if such termination occurs before December 31, 2018 and 50% of the Retention Bonus (net of taxes withheld from same) if such termination occurs after December 31, 2018 and before July 1, 2019 (the “Repayment Obligation”). The Repayment Obligation will cease in the event that the Company fails to pay the executive’s base salary in accordance with the Company’s normal payroll practices and fails to correct any such failure within five (5) days of written notice from the executive or upon the occurrence of a change in control (as defined in the Retention Agreement) of the Company. The Repayment Obligation set forth in Jerry Schuyler’s Retention Agreement is reduced on a straight line basis from 100% (if termination occurs before September 1, 2018) to 0% (if termination occurs any time after June 1, 2019) for each additional month that he remains employed by the Company.

Retention Payments

The Strategy Committee awarded each executive named below a Retention Bonus in the respective amounts set forth below, in each case on the terms and subject to the conditions of the Retention Plan and such executive’s Retention Agreement:

Executive	Retention Payment
Jerry Schuyler	$ 562,744
Michael Gerlich	$ 471,750
Stephen Roberts	$ 497,250

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

10.1	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 29, 2018. File No. 001-35211).

10.2

Amendment No. 4 and Limited Waiver to Third Amended and Restated Credit Agreement, dated as of June 29, 2018, among Gastar Exploration Inc., as borrower, certain subsidiaries of borrower, as guarantors, the lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 6, 2018.  File No. 001-35211).

10.3

Second Supplemental Indenture, dated as of June 29, 2018, between Gastar Exploration Inc. and Wilmington Trust, National Association, as trustee and collateral trustee (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on July 6, 2018, File No. 001-35211).

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

GASTAR EXPLORATION INC.

Date: August 9, 2018	By:	/s/ JERRY R. SCHUYLER
Jerry R. Schuyler
Interim Chief Executive Officer and Chairman of the Board
(Duly authorized officer and principal executive officer)

Date: August 9, 2018	By:	/s/ MICHAEL A. GERLICH
Michael A. Gerlich
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)