Form 10-Q
period 2018-09-30
Gastar Exploration Inc.
filed 2018-11-14
CIK 1431372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The total number of outstanding shares of common stock, $0.001 par value per share, as of November 9, 2018 was 218,928,494.

GASTAR EXPLORATION INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the three and nine months ended September 30, 2018

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	5
	Gastar Exploration Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	5
	Gastar Exploration Inc. and Subsidiaries Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)	6
	Gastar Exploration Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (unaudited)	7
	Notes to the Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Controls and Procedures	57
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3.	Defaults Upon Senior Securities	62
Item 4.	Mine Safety Disclosure	62
Item 5.	Other Information	62
Item 6.	Exhibits	63
SIGNATURES		66

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GASTAR EXPLORATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
	(in thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,570	$13,266
Accounts receivable, net of allowance for doubtful accounts of $1,953	20,906	38,575
Commodity derivative contracts	—	1,370
Prepaid expenses	2,302	960
Total current assets	40,778	54,171
PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties, full cost method of accounting:
Unproved properties, excluded from amortization	144,386	131,955
Proved properties	1,343,162	1,344,329
Total oil and natural gas properties	1,487,548	1,476,284
Furniture and equipment	3,615	3,838
Total property, plant and equipment	1,491,163	1,480,122
Accumulated depreciation, depletion and amortization	(1,196,792)	(1,155,027)
Total property, plant and equipment, net	294,371	325,095
OTHER ASSETS:
Restricted cash	25	370
Advances to operators	79	82
Other	—	405
Total other assets	104	857
TOTAL ASSETS	$335,253	$380,123
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$20,228	$24,382
Revenue payable	11,993	11,823
Accrued interest	7,808	7,298
Accrued drilling and operating costs	8,841	9,381
Advances from non-operators	623	1,445
Commodity derivative contracts	13,211	4,416
Commodity derivative premium payable	—	135
Other accrued liabilities	6,457	2,706
Total current liabilities	69,161	61,586
LONG-TERM LIABILITIES:
Long-term debt	373,161	342,952
Commodity derivative contracts	2,634	2,572
Asset retirement obligation	2,577	4,841
Total long-term liabilities	378,372	350,365
Commitments and contingencies (Note 13)
STOCKHOLDERS’ DEFICIT:
Preferred stock, 40,000,000 shares authorized
Series A Preferred Stock, par value $0.01 per share; 10,000,000 shares designated; 4,045,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively, with liquidation preference of $25.00 per share	41	41
Series B Preferred Stock, par value $0.01 per share; 10,000,000 shares designated; 2,140,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively, with liquidation preference of $25.00 per share	21	21
Common stock, par value $0.001 per share; 800,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively; 218,933,504 and 218,874,418 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	219	219
Additional paid-in capital	821,229	819,554
Accumulated deficit	(933,790)	(851,663)
Total stockholders’ deficit	(112,280)	(31,828)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$335,253	$380,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
REVENUES:
Oil and condensate	$17,436	$12,952	$54,497	$37,886
Natural gas	1,986	2,519	5,618	7,452
NGLs	2,092	2,757	7,315	7,527
Total oil, condensate, natural gas and NGLs revenues	21,514	18,228	67,430	52,865
(Loss) gain on commodity derivatives contracts	(2,925)	(2,896)	(17,710)	3,782
Total revenues and other (loss) gain	18,589	15,332	49,720	56,647
EXPENSES:
Production taxes	1,131	721	2,734	1,675
Lease operating expenses	5,469	6,178	17,749	16,396
Transportation, treating and gathering	—	436	—	1,187
Depreciation, depletion and amortization	7,460	6,059	24,026	16,762
Impairment of oil and natural gas properties	—	—	17,993	—
Accretion of asset retirement obligation	43	62	139	171
General and administrative expense	11,567	4,067	25,396	12,482
Total expenses	25,670	17,523	88,037	48,673
(LOSS) INCOME FROM OPERATIONS	(7,081)	(2,191)	(38,317)	7,974
OTHER INCOME (EXPENSE):
Interest expense	(10,468)	(10,159)	(30,605)	(29,744)
Loss on early extinguishment of debt	—	—	—	(12,172)
Investment income and other	22	51	62	166
LOSS BEFORE PROVISION FOR INCOME TAXES	(17,527)	(12,299)	(68,860)	(33,776)
Provision for income taxes	—	—	—	—
NET LOSS	(17,527)	(12,299)	(68,860)	(33,776)
Dividends on preferred stock	—	(1,206)	(7,236)	(8,443)
Undeclared cumulative dividends on preferred stock	(3,618)	(2,412)	(3,618)	(2,412)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(21,145)	$(15,917)	$(79,714)	$(44,631)
NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$(0.10)	$(0.08)	$(0.38)	$(0.23)
Diluted	$(0.10)	$(0.08)	$(0.38)	$(0.23)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	212,192,850	209,072,232	211,296,176	190,745,688
Diluted	212,192,850	209,072,232	211,296,176	190,745,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASTAR EXPLORATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,860)	$(33,776)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	24,026	16,762
Impairment of oil and natural gas properties	17,993	—
Stock-based compensation	3,439	3,990
Mark to market of commodity derivatives contracts:
Total loss (gain) on commodity derivatives contracts	17,710	(3,782)
Cash settlements of matured commodity derivatives contracts, net	(6,196)	5,602
Cash premiums paid for commodity derivatives contracts	(552)	—
Amortization of deferred financing costs and debt discount	10,030	8,218
Paid-in-kind interest	20,179	—
Accretion of asset retirement obligation	139	171
Gain on sale of furniture and equipment	7	—
Loss on early extinguishment of debt	—	12,172
Changes in operating assets and liabilities:
Accounts receivable	16,800	(13,466)
Prepaid expenses	(1,430)	(412)
Accounts payable and accrued liabilities	4,233	13,657
Net cash provided by operating activities	37,518	9,136
CASH FLOWS FROM INVESTING ACTIVITIES:
Development and purchase of oil and natural gas properties	(112,828)	(81,906)
Acquisition of oil and natural gas properties	(269)	(54,462)
Proceeds from sale of oil and natural gas properties	96,349	28,798
Application of proceeds from non-operators	(822)	(1,915)
Advances to operators	(917)	(22)
Purchase of furniture and equipment	(41)	(409)
Net cash used in investing activities	(18,528)	(109,916)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	—	250,000
Proceeds from convertible notes	—	200,000
Repayment of senior secured notes	—	(325,000)
Repayment of revolving credit facility	—	(84,630)
Loss on early extinguishment of debt	—	(7,011)
Proceeds from issuance of common stock, net of issuance costs	—	56,366
Dividends on preferred stock	(13,267)	(19,298)
Deferred financing charges	—	(10,991)
Tax withholding related to restricted stock award vestings	(1,253)	(586)
Cash settlement of restricted shares	(511)	—
Net cash (used in) provided by financing activities	(15,031)	58,850
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	3,959	(41,930)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	13,636	71,529
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$17,595	$29,599

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:
Cash and cash equivalents	$17,570	$13,266
Restricted cash	25	370
Cash and cash equivalents and restricted cash at end of period	$17,595	$13,636

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

These unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018 have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these condensed consolidated financial statements.

As previously reported, the Company’s ability to raise additional capital to pursue corporate objectives such as a drilling and development program at a cost of capital that enables the Company to achieve a profit has been significantly adversely affected by its current capital structure. While, historically, the Company has been able to reduce capital expenditures to better match available capital resources, for the reasons described below, the Company has reduced capital expenditures by suspending its operated drilling program.  A sustained suspension of the operated drilling program could create the potential for deterioration of its core business.  In addition, as a result of the recent further significant deterioration of the Company’s equity trading values, the Company’s common and preferred stock were delisted from the NYSE American LLC stock exchange (the “NYSE American”) and began trading on the OTCQB Venture Market (“OTCQB”).  Upon the filing of the Company’s petition for voluntary relief under Chapter 11 of the United States Bankruptcy Code (as described below), the Company’s common and preferred stock were automatically removed from quotation on the OTCQB.  The Company’s common and preferred stock commenced trading on the OTC Pink Operated by the OTC Markets Group Inc. (also known as the “OTC Pink”) under the same symbols.

To address the foregoing concerns, the Company and its advisors have considered strategic alternatives for recommendation to the board of directors (the “Board”) of the Company.  In connection with developing and evaluating alternatives for the Board, the Company and its advisors engaged in a restructuring process to consider potential strategic transactions, including financing, refinancing, sale or merger transactions and encouraged proposals from existing stakeholders and interested third-parties.  The Company also elected to suspend its current operated drilling and development program in order to preserve capital for other cash needs including debt service while it considered other strategic alternatives or a possible restructuring of the Company’s debt and equity.

On August 21, 2018, the Company publicly filed a process letter that again invited proposals and informed the public how any interested party could participate and make a proposal.  The process letter established the bid deadline of October 1, 2018 (the “Bid Deadline”).  The Company received three bids on the Bid Deadline, none of which provided a basis for repaying the Company’s indebtedness described below.  The Company’s Board determined that none of these proposals presented an actionable alternative.

In parallel with the foregoing marketing process, the Company engaged with funds affiliated with Ares regarding a comprehensive financial restructuring transaction.  On October 26, 2018, the Company entered into a restructuring support agreement (the “RSA”) with (i) AF V Energy I Holdings, L.P., an affiliate of Ares (the “Consenting Term Lender”) and party to the Third Amended and Restated Credit Agreement, dated March 3, 2017 (as amended, restated, modified, or supplemented form time to time, the “Term Loan”) (ii) certain holders affiliated with Ares (the “Consenting Noteholders”) of the Company’s Convertible Notes due 2022 (the “Notes”) issued pursuant to the indenture dated March 3, 2017 (as amended, restated, modified or supplemented from time to time, the “Indenture”), by and among the Company, as issuer, the guarantors specified therein and Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral agent and (iii) certain holders affiliated with Ares (the “Ares Equity Holders” together with the Consenting Term Lender and the Consenting Noteholders, the “Consenting Parties”) of the Company’s outstanding shares of common stock (the “Existing Common Equity”), to support a restructuring (the “Restructuring”) on the terms set forth in the term sheet annexed to the RSA (the “Restructuring Term Sheet”).  The RSA contemplates that the Company and a subsidiary would file for voluntary relief under chapter 11 (the “Chapter 11 Cases”) of the United States Bankruptcy Code (the “Bankruptcy Code”) in a United States Bankruptcy Court (the “Bankruptcy Court”) to implement the Restructuring pursuant to a “prepackaged” plan of reorganization (the “Plan”) and the various related transactions set forth in or contemplated by the Restructuring Term Sheet, the DIP Term Sheet (defined below) and the Exit Facility Term Sheet (defined below).  Shortly after entering into the RSA, the Company commenced solicitation of the Plan consistent with section 1126(b) of the Bankruptcy Code, which solicitation concluded on October 30, 2018.

On October 31, 2018 (the “Petition Date”), the Company and a subsidiary commenced chapter 11 proceedings and filed the Plan under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Company has filed a motion with the Bankruptcy Court seeking joint administration of their Chapter 11 Cases.  The Company will continue to operate its businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company expects ordinary-course operations to continue substantially uninterrupted during and after the Chapter 11 Cases.

Pursuant to the terms of the RSA and the Restructuring Term Sheet, the Consenting Parties and other interest holders will receive treatment under the Plan summarized as follows:

•

holders of claims under the DIP Facility (defined below) arising on account of the New Money Loans (defined below) will receive pro rata participation in the First Lien Exit Facility (defined below) in an amount equal to such claims arising on account of New Money Loans;

•

holders of claims under the DIP Facility, other than claims arising on account of the New Money Loans, will receive (a) pro rata participation in the Second Lien Exit Facility (defined below) up to an aggregate amount of $200.0 million and (b) to the extent any such claims exceed $200.0 million, such excess will receive a pro rata share of 100% of the common equity in the reorganized Company (the “New Common Equity”);

•

holders of claims under the Term Loan will receive (a) to the extent there is remaining availability under the Second Lien Exit Facility, pro rata participation in the Second Lien Exit Facility in an equal face amount not to exceed $200.0 million and (b) to the extent any such claims remain outstanding, their pro rata share of 100% of the New Common Equity, subject to dilution upon the issuance of common stock upon exercise of the New Warrants described below and pursuant to a new management incentive plan to be entered into at the discretion of the board of the reorganized Company following emergence from bankruptcy (the “Management Incentive Plan”);

•

holders of claims under the Indenture will receive their  pro rata share of 100% of the New Common Equity, subject to dilution upon the issuance of common stock upon exercise of the New Warrants described below and pursuant to the Management Incentive Plan;

•

holders of claims arising out of any termination of the Company’s hedging or swap arrangements with Cargill, Inc. and NextEra Energy Marketing, LLC (collectively, the “Hedge Parties”) will receive payment in full in cash in monthly installments through December 2019 pursuant to new secured notes;

•	holders of claims arising pursuant to statutory liens will receive payment in full in cash in two equal installments on the effective date of the Chapter 11 Cases and six months following such date;

•	holders of claims arising from general unsecured obligations will receive payment in full in cash as set forth in the Plan;

•

subject to certain conditions, including that such holders not seek official committee status or the appointment of a trustee or examiner, or object to or otherwise oppose the consummation of the Plan, holders of Gastar’s 8.625% Series A Cumulative Preferred Stock and 10.75% Series B Cumulative Preferred Stock (collectively, the “Existing Preferred Equity”) will receive their pro rata share based on their liquidation preference plus accumulated but unpaid dividends accrued through October 31, 2018 of warrants to purchase 2.5% of the New Common Equity; and

•

subject to certain conditions, including that such holders not seek official committee status or the appointment of a trustee or examiner, or object to or otherwise oppose the consummation of the Plan, holders of the Existing Common Equity will receive their pro rata share of warrants to purchase 2.5% of the New Common Equity (together with the warrants listed in the previous bullet, the “New Warrants”).

In the event that a DIP Toggle Event (as defined in the Restructuring Term Sheet) has occurred, (i) holders of claims arising from general unsecured obligations will receive a pro rata share of the New Common Equity and (ii) all Existing Preferred Equity and Existing Common Equity and Subordinated Securities Claims will be canceled, released, and extinguished without distribution.  The occurrence of a DIP Toggle Event will not affect the other treatments contemplated by the RSA as listed above.

The RSA contains certain covenants on the part of each of the Company and the Consenting Parties, including limitations on the parties’ ability to pursue alternative transactions, commitments by the Consenting Parties to vote in favor of the Plan and commitments of the Company and the Consenting Parties to negotiate in good faith to finalize the documents and agreements governing the Plan. The RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including without limitation, the failure to achieve certain milestones and certain breaches by the parties under the RSA.

On October 26, 2018, the Company and the Hedge Parties entered into that certain Hedge Party Restructuring Support Agreement (the “Hedge Party RSA”).  The Hedge Party RSA and term sheet appended thereto provide for the treatment of claims held by Hedge Parties described above.  The Hedge Party RSA contains certain covenants on the part of each of the Company and the Hedge Parties, including commitments by the Hedge Parties to vote in favor of the Plan and commitments of the Company and the Hedge Parties to negotiate in good faith to finalize certain documents and agreements. The Hedge Party RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including without limitation, the failure to achieve certain milestones and certain breaches by the parties under the Hedge Party RSA.

In connection with the Chapter 11 Cases, certain Consenting Parties and/or their affiliates have agreed to provide, on a committed basis, the Company with superpriority debtor-in-possession financing (the “DIP Facility”) on the terms set forth in the term sheet attached to the RSA (the “DIP Term Sheet”). The DIP Term Sheet provides that, among other things:

•

the DIP Facility shall be comprised of term loans in an aggregate amount of approximately $383.9 million, consisting of $100 million of new money loans (the “New Money Loans”) and approximately $283.9 million of refinanced term loan obligations outstanding under the Term Loan;

•

upon entry of and subject to a Bankruptcy Court order granting interim approval of the DIP Facility and subject to the satisfaction or waiver of additional conditions precedent, up to $15.0 million of the New Money Loans (the “Interim DIP Tranche”) may be drawn by the Company upon three business days’ notice in one or more draws in an amount that is not less than $2.5 million for the initial draw and not less than $500,000 for each subsequent draw (or, if less, the entire amount of the unused balance of the Interim DIP Tranche);

•

upon entry of and subject to a Bankruptcy Court order granting final approval (the “Final Order”) of the DIP Facility, and subject to the satisfaction or waiver of additional conditions precedent and an approved budget, up to $100.0 million of New Money Loans, minus any amounts of New Money Loans previously drawn by the Company prior to such date (the resulting amount, the “Final DIP Tranche”) may be drawn by the Company upon three business days’ notice in one or more draws in an amount not less than $500,000 for each draw (or, if less, in the entire amount of the unused balance of the Final DIP Tranche);

•

upon entry of and subject to the Final Order and subject to the satisfaction or waiver of additional conditions precedent, including the Company having demonstrated to the reasonable satisfaction of the DIP Lenders acting in good faith, the bona fide need for additional liquidity to preserve lease operating rights in response to actions taken or proposed to be taken by third parties, an amount equal to $100.0 million minus the amount of New Money Loans previously drawn by the Company prior to such date (the resulting amount, the “Reserve DIP Tranche”) may be drawn by the Company upon three business days’ notice in one or more draws in an amount not less than $500,000 for each draw (or, if less, in the entire amount of the unused balance of the Reserve DIP Tranche); and

•

subject to entry of the Final Order, approximately $283.9 million in outstanding term loan obligations consisting of principal and accrued and unpaid interest under the Term Loan as of the date of the commencement of the Chapter 11 Cases will be refinanced by loans (not constituting New Money Loans) funded under the DIP Facility.

The Company’s entry into the DIP Facility has been approved by the Bankruptcy Court on an interim basis. The Company’s entry into the DIP Facility on a final basis will be considered by the Bankruptcy Court at a future date.  The foregoing description of the DIP Term Sheet does not purport to be complete and is qualified in its entirety by reference to the final, executed documents memorializing the DIP Facility, as approved by the Bankruptcy Court.

In connection with the Chapter 11 Cases, certain Consenting Parties and/or their affiliates have agreed to provide, on a committed basis, the Company with an exit financing term loan facility (the “Exit Facility”) on the terms set forth in the term sheet attached to the RSA (the “Exit Facility Term Sheet”). The Exit Facility Term Sheet provides for, among other things, (a) a $100.0 million secured delayed draw term loan facility (the “First Lien Exit Facility”) comprised of (i) term loans consisting of New Money Loans funded under the DIP Facility and deemed funded under the First Lien Exit Facility on the effective date of the Plan and (ii) term loan commitments consisting of an amount equal to any undrawn commitment under the DIP Facility and (b) a secured term loan facility (the “Second Lien Exit Facility”) comprised of up to $200.0 million (as may be reduced by the Exit Lenders in their sole discretion on or prior to the effective date of the Plan), in aggregate principal amount of term loans deemed funded on the effective date of the Plan and consisting of DIP Claims and Term Loan Claims (each as defined in the RSA), as applicable (the loans under the First Lien Exit Facility and the Second Lien Exit Facility, collectively, the “Exit Loans”).  The Exit Loans may not be reborrowed once repaid.

The Exit Facility is subject to customary closing conditions and approval by the Bankruptcy Court, which has not been obtained at this time. The foregoing description of the Exit Facility Term Sheet does not purport to be complete and is qualified in its entirety by reference to the final, executed documents memorializing the Exit Facility, as approved by the Bankruptcy Court.

The Company’s filing of its petition for voluntary relief under Chapter 11 of the Bankruptcy Code constitutes an event of default that accelerated the Company’s obligations under its Term Loan and its Notes. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default.  The transactions described and contemplated by the Plan are all subject to the Bankruptcy Court approval at a future date.  There can be no assurances the Bankruptcy Court will ultimately approve the transaction as described above.

The Company intends to complete a supplemental marketing process seeking proposal for transactions that are higher and better than the transactions contemplated by the Plan during the Chapter 11 Cases, with a bid deadline of December 17, 2018.  The Company intends to publicly disclose further details regarding the supplemental marketing process, including informing interested parties how they may participate and make a proposal, at a future date.  In the absence of a higher or better proposal, the Company intends to seek confirmation of the Plan at a hearing currently scheduled for December 20, 2018.

Voluntary Reorganization Under Chapter 11

On October 31, 2018, the Company and its subsidiary (collectively, the “Debtors”) commenced Chapter 11 proceedings and filed the Plan for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court for the Southern District of Texas.  The Debtors have filed a motion with the Bankruptcy Court seeking joint administration of their Chapter 11 Cases under the caption In re: Gastar Exploration Inc., et al.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the petitions for voluntary relief in the Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the date of the filing of the petitions.  Accordingly, although the filing of the voluntary petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code.  Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.

For the duration of the Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process.  As a result of these risks and uncertainties, the number of the Company’s shares of common stock and stockholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of the Company’s operations, properties and capital plans included in this quarterly report may not accurately reflect its operations, properties and capital plans following the Chapter 11 process.

In particular, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions.  Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach.  Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtors’ estate for such damages.  Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance.  Accordingly, any description of an executory contract or unexpired lease with the Debtor in this quarterly report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the Debtor is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.  Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.

Although the Company intends to pursue the restructuring in accordance with the terms set forth in the Plan and the RSA, the transactions necessary to implement that restructuring are subject to, among other things, Bankruptcy Court approval, and there can be no assurance that the Company will be successful in completing a restructuring or any other similar transaction on the terms set forth in the Plan and the RSA, on different terms or at all.

Furthermore, although the Company will continue to operate its businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.  If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

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

The unaudited interim condensed consolidated financial statements of the Company included herein are stated in U.S. dollars and were prepared from the records of the Company by management in accordance with U.S. GAAP applicable to interim financial statements and reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to provide a fair presentation of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the 2017 Form 10-K except for revenue which, for the three and nine months ended September 30, 2018, is presented net of treating, transportation and gathering costs pursuant to current authoritative accounting guidance. The current interim period reported herein should be read in conjunction with the financial statements and accompanying notes, including Item 8. “Financial Statements and Supplementary Data, Note 3 – Summary of Significant Accounting Policies,” included in the 2017 Form 10-K.

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

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued and has disclosed certain subsequent events in these condensed consolidated financial statements, as appropriate.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash in the current assets section of our consolidated balance sheet.  At September 30, 2018 and December 31, 2017, the Company had restricted cash of $25,000 and $370,000, respectively.

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

	September 30, 2018	December 31, 2017
	(in thousands)
Allowance for doubtful accounts, beginning of period	$1,953	$1,953
Expense	—	—
Reductions/write-offs	—	—
Allowance for doubtful accounts, end of period	$1,953	$1,953

Recent Accounting Developments

Leases.  In February 2016, the FASB issued updated guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and enhance disclosures regarding key information about leasing arrangements.  Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Additionally, in January 2018, the FASB issued an amendment to the updated guidance to permit an entity to elect an optional transition practical expedient to not evaluate under the new guidance land easements that exist or expire before the adoption of the updated guidance and that were not previously accounted for as leases under previous guidance.  In July 2018, the FASB issued an additional amendment that permits an entity to elect an additional transition method to the existing modified retrospective transition requirements.  Under the new transition method, an entity could adopt the provisions of this update by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption.  Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard may continue to be in accordance with the previous lease guidance.  This amendment also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. The amendments in this update are effective beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  Early adoption is permitted.  The Company has commenced analyzing its lease contracts but has not yet determined what the effects of adopting this updated guidance will be on its consolidated financial statements.  The Company will adopt this updated guidance in the first quarter 2019 and anticipates that it will recognize a right of use asset and lease liability on the adoption date. The Company plans to apply practical expedients provided in the standards update that allow, among other things, not to reassess contracts that commenced prior to the adoption. The Company also anticipates electing a policy not to recognize right of use assets and lease liabilities related to short-term and immaterial leases.

Revenue Recognition.  On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective method of transition.  Under the modified retrospective approach, the standard has been applied to all existing contracts as of the date of initial application with the cumulative effect of applying the standard, if any, recognized in retained earnings.

The impact of adoption on our current period results is as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Under ASC 606	Under ASC 605	Increase (Decrease)	Under ASC 606	Under ASC 605	Increase (Decrease)
	(in thousands)			(in thousands)
Revenues:
Oil and condensate	$17,436	$17,448	$(12)	$54,497	$54,530	$(33)
Natural gas	1,986	2,752	(766)	5,618	7,708	(2,090)
NGLs	2,092	2,593	(501)	7,315	8,629	(1,314)
Total oil and condensate, natural gas and NGLs revenues	$21,514	$22,793	$(1,279)	$67,430	$70,867	$(3,437)

Expenses:
Transportation, treating and gathering	$—	$1,279	$(1,279)	$—	$3,437	$(3,437)

Net income (loss)	$21,514	$21,514	$—	$67,430	$67,430	$—

Retained earnings	$21,514	$21,514	$—	$67,430	$67,430	$—

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

The following table summarizes the components of unproved properties excluded from amortization at the dates indicated:

	September 30, 2018	December 31, 2017
	(in thousands)
Unproved properties, excluded from amortization:
Drilling in progress costs	$800	$4,772
Acreage acquisition costs	122,455	113,191
Capitalized interest	21,131	13,992
Total unproved properties excluded from amortization	$144,386	$131,955

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

	2018
	Total Year to Date Impairment	September 30	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$2.91	$2.92	$3.00
WTI oil price (per Bbl)(1)		$63.43	$57.67	$53.49
Impairment recorded (pre-tax) (in thousands)	$17,993	$—	$17,993	$—

	2017
	Total Year to Date Impairment	September 30	June 30	March 31
Henry Hub natural gas price (per MMBtu)(1)		$3.00	$3.01	$2.73
WTI oil price (per Bbl)(1)		$49.81	$48.95	$47.61
Impairment recorded (pre-tax) (in thousands)	$—	$—	$—	$—

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

The Company’s undeveloped reserves previously classified as proved, other than the PUD reserves associated with certain wells developed prior to June 30, 2018 or in the process of drilling and completion at June 30, 2018, were reclassified as unproved at June 30, 2018 due to the inability to meet the reasonable certainty criteria for proved reserves, as prescribed under the SEC rules, primarily due to the uncertainties regarding the availability and timing of funds required to develop these reserves.  As of September 30, 2018, the Company has no PUD reserves since all prior PUD reserves recognized at June 30, 2018 have been converted to proved developed.

WEHLU Sale

On January 23, 2018, the Company entered into a definitive agreement of sale and purchase (the “Sale Agreement”) to divest its interest in the West Edmund Hunton Lime Unit (“WEHLU”) and adjacent undeveloped acreage to Revolution Resources, LLC, for $107.5 million, subject to, among other customary adjustments, adjustments for a property sale effective date of October 1, 2017 (the “WEHLU Sale”).  Pursuant to the Sale Agreement, the WEHLU Sale closed on February 28, 2018.  After effective date and other adjustments of approximately $9.9 million primarily related to revenues and direct operating expenses, net cash proceeds from the WEHLU Sale were approximately $97.6 million.  The WEHLU Sale was reflected as a reduction to the full cost pool and no gain or loss was recorded related to the divestiture as such divestiture did not result in a significant change to the depletion rate.

The following unaudited pro forma results for the three months ended September 30, 2017 and the nine months ended September 30, 2018 and 2017 show the effect on the Company's consolidated results of operations as if the WEHLU Sale had occurred at the beginning of the periods presented.  The pro forma results are the result of excluding from the statement of operations of the Company the revenues and direct operating expenses for the properties divested adjusted for (1) the reduction in asset retirement obligation liabilities and accretion expense for the properties divested and (2) the reduction in depreciation, depletion and amortization expense as a result of the divestiture.  As a result, certain estimates and judgments were made in preparing the pro forma adjustments.

For the Three Months Ended September 30, 2017
(in thousands, except per share data)
(Unaudited)
Revenues	$6,749
Net loss	$(19,133)
Loss per share:
Basic	$(0.09)
Diluted	$(0.09)

	For the Nine Months Ended September 30
	2018	2017
	(in thousands, except per share data)
	(Unaudited)
Revenues	$42,983	$28,796
Net loss	$(81,973)	$(55,356)
Loss per share:
Basic	$(0.39)	$(0.26)
Diluted	$(0.39)	$(0.26)

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

The table below provides a reconciliation of the Company’s long-term debt balance as presented in the condensed consolidated balance sheets for the periods presented:

	September 30, 2018	December 31, 2017
	(in thousands)

Term Loan, principal balance(1)	$276,778	$256,599
Less:
Unamortized deferred financing costs	(4,002)	(4,724)
Unamortized debt discount	(19,873)	(22,464)
Term Loan, net	$252,903	$229,411

Notes, principal balance	$162,500	$162,500
Less:
Unamortized deferred financing costs	(2,217)	(2,631)
Unamortized debt discount	(40,025)	(46,328)
Notes, net	$120,258	$113,541

Total long-term debt	$373,161	$342,952

(1)

Pursuant to Amendment No. 2 (as defined below), the Company can elect to pay in kind 100% of the interest due after June 30, 2017 to December 31, 2018.  The Company elected to pay in kind 100% of the interest due for the period June 30, 2017 to July 2, 2018 in the amount of $26.8 million, thus increasing the outstanding principal balance of the Term Loan to $276.8 million.  The Company elected to pay in kind 100% of the interest due for the period July 2, 2018 to September 30, 2018 in the amount of $7.0 million and such was accrued at September 30, 2018 due to the interest payment date falling on a weekend outside of quarter end.

Ares Investment Transactions

On March 3, 2017, certain funds (the “Purchasers”) managed indirectly by Ares purchased from the Company for cash (i) $125.0 million aggregate principal amount of its Notes sold at par, which Notes, subject to the receipt of approval of the Company’s stockholders which was obtained on May 2, 2017, are convertible into common stock or, in certain circumstances, cash in lieu of common stock or a combination of cash and shares of common stock as described below and (ii) 29,408,305 shares of common stock for a purchase price of $50.0 million at a purchase price of $1.7002 per share based on a 30-trading day volume weighted average price (“VWAP”) determined on February 15, 2017.  In addition, an affiliate of Ares concurrently loaned the Company $250.0 million pursuant to the Term Loan, as borrower, the guarantors party thereto, AF V Energy I Holdings, L.P., a fund managed indirectly by Ares Management LLC, as lender, and Wilmington Trust, National Association, as Administrative Agent as further described below.  The proceeds from the sale of the Notes, the common stock and the Term Loan were used to fully repay and redeem the Company’s prior Revolving Credit Facility (as defined below) and to satisfy and discharge its $325.0 million of 8.625% senior secured notes due May 2018, which were satisfied and discharged on March 3, 2017 by irrevocably calling for redemption and depositing with the indenture trustee cash in the amount of the redemption price of 102.156% of their principal amount plus accrued and unpaid interest to the redemption date of March 24, 2017, and to pay the expenses from the Ares transactions.

In order to provide funding for the STACK Leasehold Acquisition and a portion of the Company’s 2017 capital budget, on March 21, 2017, the Purchasers purchased from the Company for cash an additional $75.0 million aggregate principal amount of its Notes sold at par (the “Additional Notes”).

The Notes, including the Additional Notes, were issued with conversion rights that were subject to the approval of holders of issued and outstanding common stock (other than the Purchasers), which approval was obtained May 2, 2017 (the “Requisite Stockholder Approval”).  Pursuant to the purchase agreement for the Additional Notes, upon receipt of Requisite Stockholder Approval, Purchasers and the Company exchanged $37.5 million principal amount of the Additional Notes for (a) 25,456,521 newly issued shares of common stock (the “Repurchase Shares”) and (b) 2,000 shares of the Company’s Special Voting Preferred Stock, par value $0.01 per share (the “Mandatory Repurchase”).  The terms of Mandatory Repurchase, which was effected May 5, 2017, provided for one Repurchase Share issued for each $1.4731 of outstanding principal of the repurchased Notes, which was based on the 10-day VWAP of the common stock for the period ended March 17, 2017.  The exchange reduced the aggregate principal amount of issued and outstanding Notes from $200.0 million to $162.5 million at June 30, 2017, which principal amount remained outstanding at September 30, 2018.

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

All outstanding amounts owed become due and payable upon the occurrence of certain usual and customary events of default, including among others (i) failure to make payments; (ii) non-performance of covenants and obligations continuing beyond any applicable grace period; and (iii) the occurrence of a change in control of the Company, as defined in the Term Loan.  As of September 30, 2018, no events of default had occurred.

The Company’s voluntary filing of its petition in the Chapter 11 Cases on October 31, 2018 constituted an event of default that accelerated the Company’s obligations under the Term Loan.  Under the Bankruptcy Code, the creditors under the Term Loan and other debt agreements are stayed from taking any action against the Company as a result of an event of default.  See Note 2 – Going Concern for additional information about the Chapter 11 Cases and the proposed Plan.

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

The carrying amounts of the Term Loan for the periods indicated are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)

Term Loan, principal balance(1)	$276,778	$256,599
Less:
Unamortized deferred financing costs	(4,002)	(4,724)
Unamortized debt discount	(19,873)	(22,464)
Term loan, net	$252,903	$229,411

(1)

Pursuant to Amendment No. 2, the Company can elect to pay in kind 100% of the interest due after June 30, 2017 to December 31, 2018.  The Company elected to pay in kind 100% of the interest due for the period June 30, 2017 to July 2, 2018 in the amount of $26.8 million, thus increasing the outstanding principal balance of the Term Loan to $276.8 million.  The Company elected to pay in kind 100% of the interest due for the period July 2, 2018 to September 30, 2018 in the amount of $7.0 million and such was accrued at September 30, 2018 due to the interest payment date falling on a weekend outside of quarter end.

Indenture and Notes

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

The Indenture provides that a number of events will constitute an Event of Default (as defined in the Indenture), including, among other things: (i) a failure to pay the Notes when due at maturity, upon redemption or repurchase; (ii) failure to pay interest for 30 days; (iii) the Company’s failure to deliver certain notices; (iv) a default in the Company’s obligation to convert the Notes; (v) the Company’s failure to comply with certain covenants relating to merger, consolidation or sale of assets; (vi) the Company’s failure to comply, for 60 days following notice, with any of the other covenants or agreements in the Indenture; (vii) a default, which is not cured within 30 days, by the Company or any Restricted Subsidiaries (as defined in the Indenture) with respect to any mortgages or any indebtedness for money borrowed of at least $15 million; (viii) one or more final judgments against the Company or any of its Restricted Subsidiaries for the payment of at least $15 million; (ix) the Company’s failure to make any payments required under that certain development agreement, which is not cured within 30 days; (x) causing any Guarantee (as defined in the Indenture) to cease to be in full force and effect; (xi) the cessation to be in full force and effect of any of the collateral agreements entered into with respect to the Notes; and (xii) certain events of bankruptcy or insolvency. In the case of an Event of Default arising from certain events of bankruptcy or insolvency with respect to the Company, all outstanding Notes will become due and payable immediately without further action or notice. If any other Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all the Notes to be due and payable immediately.  At September 30, 2018, no Event of Default had occurred.

The Company’s voluntary filing of its petition in the Chapter 11 Cases on October 31, 2018 constituted an event of default that accelerated the Company’s obligations under the Notes.  Under the Bankruptcy Code, the creditors under the Notes and other debt agreements are stayed from taking any action against the Company as a result of an event of default.  See Note 2 – Going Concern for additional information about the Chapter 11 Cases and the proposed Plan.

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

The carrying amount of the liability component of the Notes for the periods indicated are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)

Notes, principal balance	$162,500	$162,500
Less:
Unamortized deferred financing costs	(2,217)	(2,631)
Unamortized debt discount	(40,025)	(46,328)
Notes, net	$120,258	$113,541

The carrying amount of the equity components of the Notes recorded in additional paid in capital for the periods indicated are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Value of conversion option	$77,626	$77,626
Debt issuance costs attributable to conversion option	$(2,164)	$(2,164)
Total	$75,462	$75,462

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

Senior Secured Notes

At December 31, 2016, the Company had $325.0 million aggregate principal amount of 8 5/8% Senior Secured Notes due May 15, 2018 (the “Former Notes”) outstanding under an indenture by and among the Company, the Guarantors named therein (the “Guarantors”), Wells Fargo Bank, National Association, as Trustee (in such capacity, the “Former Notes Trustee”) and Collateral Agent.  The Former Notes bore interest at a rate of 8.625% per year, payable semi-annually in arrears on May 15 and November 15 of each year.

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

The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company discloses its recognized non-financial assets and liabilities, such as asset retirement obligations, unproved properties and other property and equipment, at fair value on a non-recurring basis. For non-financial assets and liabilities, the Company is required to disclose information that enables users of its financial statements to assess the inputs used to develop these measurements. The Company assesses its unproved properties for impairment whenever events or circumstances indicate the carrying value of those properties may not be recoverable.  The fair value of the unproved properties is measured using an income approach based upon internal estimates of future production levels, current and future prices, drilling and operating costs, discount rates, current drilling plans and favorable and unfavorable drilling activity on the properties being evaluated and/or adjacent properties, which are Level 3 (as defined below) inputs.  Should an impairment of unproved properties occur, the value of the impaired properties would be reclassified into proved properties in the full cost pool subject to depletion.  As no other fair value measurements are required to be recognized on a non-recurring basis at September 30, 2018, no additional disclosures are provided.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	Fair value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Commodity derivative contracts	$—	$—	$—	$—
Liabilities:
Commodity derivative contracts	—	—	(15,845)	(15,845)
Total	$—	$—	$(15,845)	$(15,845)

	Fair value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Commodity derivative contracts	$—	$—	$1,370	$1,370
Liabilities:
Commodity derivative contracts	—	—	(6,988)	(6,988)
Total	$—	$—	$(5,618)	$(5,618)

The table below presents a reconciliation of the assets and liabilities classified as Level 3 in the fair value hierarchy for the three and nine months ended September 30, 2018 and 2017.  Level 3 instruments presented in the table consist of net derivatives that, in management’s opinion, reflect the assumptions a marketplace participant would have used at September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$(15,730)	$9,436	$(5,618)	$7,512
Total (losses) gains included in earnings	(2,925)	(2,896)	(17,710)	3,782
Purchases	—	—	552	470
Issuances	—	—	—	—
Settlements(1)	2,810	(2,179)	6,931	(7,403)
Balance at end of period	$(15,845)	$4,361	$(15,845)	$4,361
The amount of total gains (losses) for the period included in earnings attributable to the change in mark to market of commodity derivatives contracts still held at September 30, 2018 and 2017	$433	$(4,672)	$(9,026)	$(1,898)

(1)	Included in gain (loss) on commodity derivatives contracts on the condensed consolidated statements of operations.

At September 30, 2018, the estimated fair value of accounts receivable and accounts and revenue payables approximates their carrying value due to their short-term nature. The estimated fair value of the Notes excluding the conversion feature at September 30, 2018 was $113.1 million calculated based on the fair value of similar non-convertible debt instruments (Level 2) since an observable quoted price of the Notes or a similar asset or liability is not readily available.  The estimated fair value of the Term Loan at

September 30, 2018 was $241.0 million calculated based on the fair value of similar debt instruments (Level 2) since an observable price of the Term Loan or a similar asset or liability is not readily available.

7.	Revenue from Contracts with Customers

Disaggregation of Revenue

The following represents a disaggregation of revenues and a reconciliation of total revenues as reported in the condensed consolidated statement of operations to revenue from contracts with customers:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017(1)	2018	2017(1)
	(in thousands)

Revenues
Oil and condensate	$17,436	$12,952	$54,497	$37,886
Natural gas	1,986	2,519	5,618	7,452
NGLs	2,092	2,757	7,315	7,527
Total revenues from contracts with customers	$21,514	$18,228	$67,430	$52,865

(1)	Prior period amounts have not been adjusted under the modified retrospective method.

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

Imbalances

The Company recognizes revenue for all oil, condensate, natural gas and NGLs sold to purchasers regardless of whether the sales are proportionate to the Company’s ownership interest in the property.  Production imbalances are recognized as a liability to the extent an imbalance on a specific property exceeds the Company’s share of remaining proved oil and natural gas reserves.  The Company had no material imbalances at September 30, 2018 or 2017.

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

Prior-period Performance Obligations

The Company records revenue in the month its production is delivered to the purchaser.  However, settlement statements and payment may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product including any transportation and other deductions.  The Company uses its knowledge of its properties, historical performance, contractual data, the anticipated effect of weather conditions during the month of production and prevailing market as the basis for these estimates.  The Company records the variances between its estimates and the actual amounts received in the month payment is received and such variances have historically not been material.  For the three and nine months ended September 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

All derivative contracts are carried at their fair value on the balance sheet and all changes in value are recorded in the condensed consolidated statements of operations in (loss) gain on commodity derivatives contracts.  For the three months ended September 30, 2018 and 2017, the Company reported a gain of $433,000 and a loss of $4.7 million, respectively, in the condensed consolidated statements of operations related to the change in the fair value of its commodity derivative contracts still held at September 30, 2018 and 2017.  For the nine months ended September 30, 2018 and 2017, the Company reported losses of $9.0 million and $1.9 million, respectively, in the condensed consolidated statements of operations related to the change in the fair value of its commodity derivative contracts still held at September 30, 2018 and 2017.  For the three months ended September 30, 2018 and 2017, the Company reported a loss of $3.4 million and a gain of $1.8 million, respectively, in the condensed consolidated statements of operations for the settlement of derivatives during the respective periods.  For the nine months ended September 30, 2018 and

2017, the Company reported a loss of $8.7 million and a gain of $5.7 million, respectively, in the condensed consolidated statements of operations for the settlement of derivatives during the respective periods.

As of September 30, 2018, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume(1)	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in Bbls)
October to December 2018	Costless three-way collar	1,700	156,400	$—	$47.50	$37.50	$57.85
October to December 2018	Fixed price swap	500	46,000	$61.60	$—	$—	$—
October to December 2018	Fixed price swap	600	55,200	$51.20	$—	$—	$—
January to September 2019	Costless three-way collar	2,000	546,000	$—	$47.50	$37.50	$59.70
October to December 2019	Costless three-way collar	1,900	174,800	$—	$47.50	$37.50	$59.70
January to September 2019	Fixed price swap	700	191,100	$50.40	$—	$—	$—
October to November 2019	Fixed price swap	600	36,600	$50.40	$—	$—	$—
December 2019	Fixed price swap	416	12,896	$50.40	$—	$—	$—

(1)	Crude volumes hedged include oil, condensate and certain components of our NGLs production.

As of September 30, 2018, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Base Fixed Price	Floor (Long)	Short Put	Ceiling (Short)
		(in MMBtus)
October to December 2018	Fixed price swap	1,550	142,600	$3.01	$—	$—	$—

As of September 30, 2018, all of the Company’s economic derivative hedge positions were with large institutions, which are not known to the Company to be in default on their derivative positions.  The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.

On October 26, 2018, the Company and the Hedge Parties entered into the Hedge Party RSA to effectively terminate the Company’s current hedge positions and replace such with new secured notes to be paid in monthly installments through December 2019 (the “Hedge Party Secured Notes”).  The Hedge Party RSA and term sheet appended thereto provide for the treatment of claims held by Hedge Parties described above.  The Hedge Party RSA contains certain covenants on the part of each of the Company and the Hedge Parties, including commitments by the Hedge Parties to vote in favor of the Plan and commitments of the Company and the Hedge Parties to negotiate in good faith to finalize certain documents and agreements. The Hedge Party RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including without limitation, the failure to achieve certain milestones and certain breaches by the parties under the Hedge Party RSA.  The Hedge Party Secured Notes will be secured by an uncapped first priority security interest in the collateral that secures the Exit Facility which security interest and lien shall rank pari passu with the liens granted to the Company’s senior-most creditors (with respect to debt for borrowed money).  On November 1, 2018, the Company’s current hedge positions were terminated and the value of the Hedge Party Secured Notes was determined to be $12.4 million, subject to approval by the Bankruptcy Court.  The Hedge Party Secured Notes mature on December 31, 2019 during which time no interest shall accrue unless a default occurs under the terms thereof.  Funds in the Exit Facility will be available to make payments under the Hedge Party Secured Notes.

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated statement of financial position and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	September 30, 2018	December 31, 2017
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Current assets	$—	$1,370
Commodity derivative contracts	Current liabilities	(13,211)	(4,416)
Commodity derivative contracts	Long-term liabilities	(2,634)	(2,572)
Total derivatives not designated as hedging instruments		$(15,845)	$(5,618)

		Amount of Gain (Loss) Recognized in Income on Derivatives For the Three Months Ended September 30,
	Location of (Loss) Gain Recognized in Income on Derivatives	2018	2017
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Loss on commodity derivatives contracts	$(2,925)	$(2,896)
Total		$(2,925)	$(2,896)

		Amount of Gain (Loss) Recognized in Income on Derivatives For the Nine Months Ended September 30,
	Location of (Loss) Gain Recognized in Income on Derivatives	2018	2017
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	(Loss) gain on commodity derivatives contracts	$(17,710)	$3,782
Total		$(17,710)	$3,782

9.	Capital Stock

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

On June 27, 2017, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 550,000,000 to 800,000,000, which amendment became effective on July 24, 2017.  At September 30, 2018, there were 218,933,504 shares of the Company’s common stock issued and outstanding.

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

Series A Preferred Stock

At September 30, 2018, there were 4,045,000 shares of the Series A Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

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

For the three months ended September 30, 2018, the Company recognized undeclared cumulative dividends on preferred stock of $2.2 million for the Series A Preferred Stock.  For the three months ended September 30, 2017, the Company recognized and paid cash dividends of $727,000 and recognized undeclared cumulative dividends of $1.5 million for the Series A Preferred Stock.  For the nine months ended September 30, 2018, the Company recognized dividends of $4.4 million, recognized undeclared cumulative dividends of $2.2 million and paid cash dividends of $8.0 million, including $3.6 million of 2017 undeclared dividends, for the Series A Preferred Stock.  For the nine months ended September 30, 2017, the Company recognized dividends of $5.1 million, recognized undeclared cumulative dividends of $1.5 million and paid cash dividends of $11.6 million, including $6.5 million of 2016 undeclared dividends, for the Series A Preferred Stock.  As of September 30, 2018, there were $2.2 million of accumulated and unpaid dividends on the outstanding Series A Preferred Stock.

Series B Preferred Stock

At September 30, 2018, there were 2,140,000 shares of the Series B Preferred Stock issued and outstanding with a $25.00 per share liquidation preference.

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

For the three months ended September 30, 2018, the Company recognized undeclared cumulative   dividends on preferred stock of $1.4 million for the Series B Preferred Stock.  For the three months ended September 30, 2017, the Company recognized and paid cash dividends of $479,000 and recognized undeclared cumulative dividends of $959,000 for the Series B Preferred Stock.  For the nine months ended September 30, 2018, the Company recognized dividends of $2.9 million, recognized undeclared cumulative dividends of $1.4 million and paid cash dividends of $5.3 million, including $2.4 million of 2017 undeclared dividends, for the Series B Preferred Stock.  For the nine months ended September 30, 2017, the Company recognized dividends of $3.4 million, undeclared cumulative dividends of $959,000 and paid cash dividends of $7.7 million, including $4.4 million of 2016 undeclared dividends, for the Series B Preferred Stock.  As of September 30, 2018, there were $1.4 million of accumulated and unpaid dividends on the outstanding Series B Preferred Stock.

Other Share Issuances

The following table provides information regarding the issuances and forfeitures of common stock pursuant to the Company's long-term incentive plan for the periods indicated:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Other share issuances:
Shares of restricted common stock granted	—	3,231,531
Shares of restricted common stock vested	324,746	5,708,107
Shares of restricted common stock surrendered upon vesting/repurchase(1)	105,018	2,588,258
Shares of restricted common stock forfeited	137,089	584,187

_________________

(1)

Represents shares of common stock forfeited in connection with the payment of estimated withholding taxes on shares of restricted common stock that vested during the period and vested shares of restricted stock repurchased from certain executives.

On June 27, 2017, the Company’s stockholders approved an amendment to the Gastar Exploration Inc. Long-Term Incentive Plan (the “LTIP”), effective May 2, 2017, to, among other things, increase the number of shares of common stock reserved for issuance under the LTIP by 14,000,000 shares of common stock.  There were 7,953,365 shares of common stock available for issuance under the LTIP at September 30, 2018.

Shares Reserved

At September 30, 2018, the Company had 127,400 stock options outstanding and a target number of 888,888 performance based units outstanding.

10.	Interest Expense

The following table summarizes the components of interest expense for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Interest expense:
Cash and accrued	$2,468	$2,438	$7,357	$19,644
Paid in kind	7,147	6,459	20,689	6,459
Amortization of deferred financing costs and debt discount	3,512	3,291	10,030	8,218
Capitalized interest	(2,659)	(2,029)	(7,471)	(4,577)
Total interest expense	$10,468	$10,159	$30,605	$29,744

11.	Income Taxes

For the three and nine months ended September 30, 2018 and 2017, respectively, the Company did not recognize a current income tax benefit or provision as the Company has a full valuation allowance against assets created by net operating losses generated.  The Company believes it more likely than not that the assets will not be utilized.  The Company had no deferred income tax expense (benefit) for the three and nine months ended September 30, 2018 and 2017.  In connection with the Company’s recent equity and convertible debt transactions during 2017, the Company determined that the utilization of net operating losses in future years is subject to limitations by reason of an “ownership change” as defined under Section 382 of the Internal Revenue Code (“Section 382 Limitation”).  Any utilization of the Company’s net operating loss carryforwards and other tax credit carryforwards will be subject to the Section 382 Limitation.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share and share data)
Net loss attributable to common stockholders	$(21,145)	$(15,917)	$(79,714)	$(44,631)
Weighted average common shares outstanding - basic	212,192,850	209,072,232	211,296,176	190,745,688
Weighted average common shares outstanding - diluted	212,192,850	209,072,232	211,296,176	190,745,688
Net loss per share of common stock attributable to common stockholders:
Basic	$(0.10)	$(0.08)	$(0.38)	$(0.23)
Diluted	$(0.10)	$(0.08)	$(0.38)	$(0.23)
Common shares excluded from denominator as anti-dilutive:
Unvested restricted shares	91,152	553,671	711,520	750,499
Unvested PBUs	888,888	1,654,841	204,742	713,911
Convertible notes	73,520,769	73,520,769	73,520,769	63,319,752
Total	74,500,809	75,729,281	74,437,031	64,784,162

13.	Commitments and Contingencies

Litigation

Gastar Exploration Inc. v. Christopher McArthur (Cause No.:  2015-77605) 157th Judicial District Court, Harris County, Texas.  On December 29, 2015, Gastar filed suit against Christopher McArthur (“McArthur”) in the District Court of Harris County, Texas.  The lawsuit arises from a demand letter sent by McArthur to Gastar in which he claimed to be party to an agreement with Gastar that entitled him to be paid $2.75 million for services rendered.  In August 2016, McArthur filed an amended answer admitting he had no agreement with the Company. As a result, Gastar believes McArthur’s claim has been effectively resolved. Gastar has also pursued a claim in this action against McArthur for tortious interference with an existing contract.  On October 17, 2018, the Court entered a judgment in favor of Gastar on this tortious interference claim.  Gastar is currently pursuing collection efforts.

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

The Company filed a counterclaim against Torchlight for breach of the release in the Purchase and Sale Agreement.  On April 26, 2018, the Court granted, in part, the Company’s motion for summary judgment on its breach-of-contract counterclaim and left for trial only the question of the Company’s damages.  On May 23, 2018, Torchlight and the Company settled the breach-of-contract counterclaim, and on May 24, 2018, the Court dismissed with prejudice all claims and counterclaims between Torchlight and the Company in the Torchlight Lawsuit.

PennMarc Resources II, LP, et al v. Gastar Exploration USA, Inc., et al, (Civil Action No. 18-C-220 H.) Circuit Court of Marshall County, West Virginia; Venable Royalty, Ltd. et al v. Gastar Exploration USA, Inc., et al, (Civil Action No 18-C-227.) Circuit Court of Marshall County, West Virginia.  These lawsuits are related to a prior lawsuit filed by the same plaintiffs in 2017: PennMarc Resources II, LP, et al v. Gastar Exploration USA, Inc., et al, (Civil Action No17 C 214) The plaintiffs are royalty owners under various leases taken by or assigned to the Company.  The leases cover property in Marshall County, West Virginia.  The leases are among other assets that were assigned to THQ Appalachia, LLC pursuant to a purchase and sale agreement dated February 12, 2016.  In the original lawsuit, the plaintiffs alleged that the Company breached the leases by making deductions for post-production costs that were not authorized by the terms of the leases.  The plaintiffs also alleged that the unauthorized deductions were not shown on their monthly royalty statements and the failure to detail the deduction of these costs was fraudulent.  The plaintiffs asserted claims for breach of contract, breach of fiduciary duty and fraudulent concealment.  The plaintiffs sought compensatory damages and punitive damages.  The Company successfully moved to dismiss the plaintiffs’ claims in December 2017, arguing that some claims were subject to arbitration while others were premature because the plaintiffs had failed to provide written notice of a breach, as required by the leases.  The Court granted the Company’s motion to dismiss in July 2018 and dismissed the plaintiffs’ claims without prejudice.  After the motion was granted, a number of the plaintiffs complied with the leases’ pre-suit notification requirement by sending the Company formal notices of breach.  In its response to the notices, the Company asserted that it had paid royalties correctly during its ownership of the leases.  In October of 2018, PennMarc Resources II, LP refiled its lawsuit along with several of the other original plaintiffs.  Shortly thereafter, two more of the original plaintiffs, Venable Royalty, Ltd. and Venro, Ltd., filed a separate but identical lawsuit.  In both lawsuits, the plaintiffs allege the Company breached the leases by improperly deducting post-production costs.  The plaintiffs assert a claim for breach of contract and seek compensatory damages, equitable accounting, and declaratory relief.  The Company is still reviewing the lawsuits and has not yet filed an answer.

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

The commencement of the Chapter 11 Cases automatically stayed certain actions against the Company, including actions to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates, and the Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 Cases in a manner consistent with the RSA.  The Plan filed in the Chapter 11 Cases, if confirmed as contemplated by the RSA, will provide for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 Cases.

Retention Payments

On August 31, 2018, the Company, on the one hand, and each of Stephen P. Roberts, Michael A. Gerlich and Jerry R. Schuyler entered into retention bonus letters (each a “Retention Bonus Letter”) providing that each such executive will receive a cash payment (“Retention Bonus”), representing a certain percentage of his base salary, paid in a lump sum in cash on or before August 17, 2018.  In the event the executive’s employment is terminated (i) by the Company for cause (as defined in the Retention Agreement) or (ii) due to his voluntarily resignation, the executive will be required to repay to the Company 100% of the Retention Bonus (net of any taxes withheld from same) if such termination occurs before December 31, 2018 and 50% of the Retention Bonus (net of taxes withheld from same) if such termination occurs after December 31, 2018 and before July 1, 2019 (the “Repayment Obligation”). The Repayment Obligation will cease in the event that the Company fails to pay the executive’s base salary in accordance with the Company’s normal payroll practices and fails to correct any such failure within five (5) days of written notice from the executive or upon the occurrence of a change in control (as defined in the Retention Bonus Letters) of the Company. The Repayment Obligation set forth in Mr. Schuyler’s Retention Bonus Letter is reduced on a straight line basis from 100% (if termination occurs before September 1, 2018) to 0% (if termination occurs any time after June 1, 2019) for each additional month that he remains employed by the Company.

On October 25, 2018, Gastar entered into amendments (the “Retention Bonus Amendments”) to the Retention Bonus Letters.  The Retention Bonus Amendments amend each of the respective Retention Bonus Letters to specify that the definition of “Change in Control” therein does not include a change of control resulting from the acquisition of a controlling interest from the Chapter 11 Cases or an acquisition by Ares or its affiliates.  In addition, the Retention Bonus Amendments with Mr. Gerlich and Mr. Roberts provide that 100% of the retention bonus is repayable by the employee if he terminates employment without Good Reason or if the Company terminates his employment with Cause (as such terms are defined in the Retention Bonus Letters) prior to February 28, 2019, and 50% of the retention bonus is payable by the employee if such a termination occurs between February 28, 2019 and April 30, 2019.

14.	Statement of Cash Flows – Supplemental Information

The following is a summary of the supplemental cash paid and non-cash transactions for the periods indicated:

	For the Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash paid for interest, net of capitalized amounts	$(114)	$17,770
Non-cash transactions:
Capital expenditures included in accounts payable and accrued drilling costs	$(4,496)	$12,176
Capital expenditures included in accounts receivable	$—	$76
Capital expenditures excluded from prepaid expenses	$(88)	$—
Asset retirement obligation included in oil and natural gas properties	$178	$403
Asset retirement obligation sold	$(2,581)	$(1,533)
Application of advances to operators	$920	$24
Non-cash financing charges excluded from accounts payable and accrued liabilities	$—	$19
Undeclared cumulative dividends on preferred stock	$3,618	$2,412
Conversion of convertible debt to equity	$—	$37,500

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

The forward-looking statements contained in this report are largely based on our expectations and beliefs concerning future developments and their potential effect on us, which reflect certain estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions, operating trends, and other factors. Forward-looking statements may include statements that relate to, among other things, our:

•

risks and uncertainties associated with the Chapter 11 process described below, including our inability to develop, confirm and consummate a plan under Chapter 11 or an alternative restructuring transaction, including a sale of all or substantially all of our assets, which may be necessary to continue as a going concern;

•	inability to maintain relationships with suppliers, customers, employees and other third parties as a result of our Chapter 11 filings;
•

our ability to obtain the approval of the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases (described elsewhere in this report), including maintaining strategic control as debtor-in-possession;

•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
•	the effects of the Plan on the Company and on the interests of various constituents, including holders of our common stock;
•	Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;
•	the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
•	risks associated with third party motions in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate a plan of reorganization;
•	the potential adverse effects of the Chapter 11 proceedings on our liquidity and results of operations;
•	increased advisory costs to execute a reorganization;
•	the impact of the OTCQB’s removal of our common stock on the liquidity and market price of our common stock and on our ability to access the public capital markets;
•	our future financial condition;
•	our future cash flow and liquidity;
•	timing and results of property acquisitions and divestitures;
•	business strategy and budgets;
•	capital expenditures;
•	drilling of wells, including the scheduling and results of such operations;
•	oil, natural gas and NGLs reserves;
•	timing and amount of future production of oil, condensate, natural gas and NGLs;
•	operating costs and other expenses;
•	availability of capital; and

•	prospect development.

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

All of our current operational activities are conducted in, and our consolidated revenues are generated from, markets exclusively in the U.S.  As of September 30, 2018, our major assets consist of approximately 106,600 gross (71,200 net) acres in Oklahoma (73% developed) deemed to have multi-STACK Play potential.

The following discussion addresses material changes in our results of operations for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 and material changes in our financial condition since December 31, 2017. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Part I, Item 1. “Financial Statements” of this report, as well as our 2017 Form 10-K, which includes important disclosures regarding our critical accounting policies as part of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Form 10-K.

Ability to Continue as a Going Concern

Our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018 contained in this report were prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of the unaudited condensed consolidated financial statements.  The significant risks and uncertainties related to our liquidity and possible acceleration of our indebtedness described herein raise substantial doubt about our ability to continue as a going concern.  See “Part II – Item 1A. Risk Factors” of this report for a discussion of certain risks that materially impact our future liquidity.

As previously reported, our ability to raise additional capital to pursue corporate objectives such as a drilling and development program at a cost of capital that enables our business to achieve a profit has been significantly adversely affected by our current capital structure.  While, historically, we have been able to reduce capital expenditures to better match available capital resources, for the reasons described below, we have reduced capital expenditures by suspending our operated drilling program but continuation of suspension of our operated drilling program could create the potential for deterioration to our core business.  In addition, as a result of the recent further significant deterioration of our equity trading values, our common and preferred stock were delisted from the NYSE American stock exchange and resumed trading on the OTCQB Venture Market (“OTCQB”).  Upon the filing by the Company of its voluntary petition for relief under the United States Bankruptcy Code (as described below), we were automatically removed from quotation on the OTCQB.  Our common and preferred stock commenced trading on the OTC Pink Operated by the OTC Markets Group Inc. (also known as the “OTC Pinks”) under the same symbols.

To address the foregoing concerns, we and our advisors developed and evaluated alternatives for our board of directors, we engaged in a restructuring process to consider potential strategic transactions, including financing, refinancing, sale, or merger transactions, and encouraged proposals from existing stakeholders and interested third-parties.  We also elected to suspend our current operated drilling and development program in order to preserve capital for other cash needs including debt service while we considered other strategic alternatives or a possible restructuring of our debt and equity.

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

On July 23, 2018, the two directors of the Company originally nominated by Ares, Nathan W. Walton and Ronald D. Scott, resigned from the board of directors of the Company. To our knowledge at the time of the filing of this report, funds indirectly managed by Ares continue to hold all of the outstanding indebtedness of the Company under the Term Loan and the Notes.

Restructuring Support Agreement

On August 1, 2018, we publicly announced that we were considering strategic alternatives, including financing, refinancing, a sale or a merger transaction, and encouraged proposals from existing stakeholders and interested third-parties.  On August 21, 2018, we publicly filed a process letter that again invited proposals and informed the public how any interested party could participate and make a proposal.  The process letter established the bid deadline of October 1, 2018 (the “Bid Deadline”).  We received three bids on the Bid Deadline, none of which provided a basis for repaying Gastar’s indebtedness described below.  Our board of directors (the “Board”) determined that none of these proposals presented an actionable alternative.

In parallel with the foregoing marketing process, we engaged with funds affiliated with Ares Management LLC (“Ares”) regarding a comprehensive financial restructuring transaction.  On October 26, 2018, we entered into a restructuring support agreement (the “RSA”) with (i) AF V Energy I Holdings, L.P., an affiliate of Ares (the “Consenting Term Lender”) and party to the Third Amended and Restated Credit Agreement, dated March 3, 2017 (as amended, restated, modified, or supplemented form time to time, the “Term Loan”) (ii) certain holders affiliated with Ares (the “Consenting Noteholders”) of the Company’s Convertible Notes due 2022 issued pursuant to the indenture dated March 3, 2017 (as amended, restated, modified or supplemented from time to time, the “Indenture”), by and among Gastar, as issuer, the guarantors specified therein and Wilmington Trust, National Association, as trustee and collateral agent and (iii) certain holders affiliated with Ares (the “Ares Equity Holders” together with the Consenting Term Lender and the Consenting Noteholders, the “Consenting Parties”) of our outstanding common shares (the “Existing Common Equity”), to support a restructuring (the “Restructuring”) on the terms set forth in the term sheet annexed to the RSA (the “Restructuring Term Sheet”). The RSA contemplates that we will file for voluntary relief under chapter 11 (the “Chapter 11 Cases”) of the United States Bankruptcy Code (the “Bankruptcy Code”) in a United States Bankruptcy Court (the “Bankruptcy Court”) to implement the Restructuring pursuant to a “prepackaged” plan of reorganization (the “Plan”) and the various related transactions set forth in or contemplated by the Restructuring Term Sheet, the DIP Term Sheet (defined below) and the Exit Facility Term Sheet (defined below).  Shortly after entering into the RSA, we commenced solicitation of the Plan consistent with section 1126(b) of the Bankruptcy Code, which solicitation concluded on October 30, 2018.

Pursuant to the terms of the RSA and the Restructuring Term Sheet, the Consenting Parties and other interest holders will receive treatment under the Plan summarized as follows:

•

holders of claims under the DIP Facility (defined below) arising on account of the New Money Loans (defined below) will receive pro rata participation in the First Lien Exit Facility (defined below) in an amount equal to such claims arising on account of New Money Loans;

•

holders of claims under the DIP Facility, other than claims arising on account of the New Money Loans, will receive (a) pro rata participation in the Second Lien Exit Facility (defined below) up to an aggregate amount of $200 million and (b) to the extent any such claims exceed $200 million, such excess will receive a pro rata share of 100% of the common equity in the reorganized Company (the “New Common Equity”);

•

holders of claims under the Term Loan will receive (a) to the extent there is remaining availability under the Second Lien Exit Facility, pro rata participation in the Second Lien Exit Facility in an equal face amount not to exceed $200 million and (b) to the extent any such claims remain outstanding, their pro rata share of 100% of the New Common Equity, subject to dilution upon the issuance of common stock upon exercise of the New Warrants described below and pursuant to a new management incentive plan to be entered into at the discretion of the board of the reorganized Company following emergence from bankruptcy (the “Management Incentive Plan”);

•

holders of claims under the Indenture will receive their  pro rata share of 100% of the New Common Equity, subject to dilution upon the issuance of common stock upon exercise of the New Warrants described below and pursuant to the Management Incentive Plan;

•

holders of claims arising out of any termination of the Company’s hedging or swap arrangements with Cargill, Inc. and NextEra Energy Marketing, LLC (collectively, the “Hedge Parties”) will receive payment in full in cash in monthly installments through December 2019 pursuant to new secured notes;

•	holders of claims arising pursuant to statutory liens will receive payment in full in cash in two equal installments on the effective date of the Chapter 11 Cases and six months following such date;

•	holders of claims arising from general unsecured obligations will receive payment in full in cash as set forth in the Plan;

•

subject to certain conditions, including that such holders not seek official committee status or the appointment of a trustee or examiner, or object to or otherwise oppose the consummation of the Plan, holders of Gastar’s 8.625%

Series A Cumulative Preferred Stock (“Series A Preferred Stock”) and 10.75% Series B Cumulative Preferred Stock (“Series B Preferred Stock,” and collectively with the Series A Preferred Stock, the “Existing Preferred Equity”) will receive their pro rata share based on their liquidation preference plus accumulated but unpaid dividends accrued through October 31, 2018 of warrants to purchase 2.5% of the New Common Equity; and

•

subject to certain conditions, including that such holders not seek official committee status or the appointment of a trustee or examiner, or object to or otherwise oppose the consummation of the Plan, holders of the Existing Common Equity will receive their pro rata share of warrants to purchase 2.5% of the New Common Equity (together with the warrants listed in the previous bullet, the “New Warrants”).

In the event that a DIP Toggle Event (as defined in the Restructuring Term Sheet) has occurred, (i) holders of claims arising from general unsecured obligations will receive a pro rata share of the New Common Equity and (ii) all Existing Preferred Equity and Existing Common Equity and Subordinated Securities Claims will be canceled, released, and extinguished without distribution.  The occurrence of a DIP Toggle Event will not affect the other treatments contemplated by the RSA as listed above.

The RSA contains certain covenants on the part of each of the Company and the Consenting Parties, including limitations on the parties’ ability to pursue alternative transactions, commitments by the Consenting Parties to vote in favor of the Plan and commitments of the Company and the Consenting Parties to negotiate in good faith to finalize the documents and agreements governing the Plan. The RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including without limitation, the failure to achieve certain milestones and certain breaches by the parties under the RSA.  The transactions described and contemplated by the Plan are all subject to the Bankruptcy Court approval at a future date.  There can be no assurance that the Bankruptcy Court will ultimately approve the transactions as described above.

Also on October 26, 2018, we and our Hedge Parties entered into that certain Hedge Party Restructuring Support Agreement (the “Hedge Party RSA”).  The Hedge Party RSA and term sheet appended thereto provide for the treatment of claims held by Hedge Parties described above.  The Hedge Party RSA contains certain covenants on the part of each of the Company and the Hedge Parties, including commitments by the Hedge Parties to vote in favor of the Plan and commitments of the Company and the Hedge Parties to negotiate in good faith to finalize certain documents and agreements. The Hedge Party RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including without limitation, the failure to achieve certain milestones and certain breaches by the parties under the Hedge Party RSA.

We intend to complete a supplemental marketing process seeking proposal for transactions that are higher and better than the transactions contemplated by the Plan during the Chapter 11 Cases, with a bid deadline of December 17, 2018.  We intend to publicly disclose further details regarding the supplemental marketing process, including informing interested parties how they may participate and make a proposal, at a future date.  In the absence of a higher or better proposal, we intend to seek confirmation of the Plan at a hearing currently scheduled for December 20, 2018.

Voluntary Reorganization Under Chapter 11

On October 31, 2018 (the “Petition Date”), we and a subsidiary (collectively, the “Debtors”) commenced Chapter 11 proceedings and filed the Plan for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court for the Southern District of Texas. The Debtors have filed a motion with the Bankruptcy Court seeking joint administration of their Chapter 11 Cases under the caption In re: Gastar Exploration Inc., et al. We filed a motion with the Bankruptcy Court seeking joint administration of our Chapter 11 Cases.  We will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  We expect ordinary-course operations to continue substantially uninterrupted during and after the Chapter 11 Cases subject to the risks and uncertainties discussed below under Part II, Item 1A. “Risk Factors” of this report.

Subject to certain exceptions, under the Bankruptcy Code, the voluntary filing of our petition in the Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the date of the filing of the Plan.  Accordingly, although the filing of the voluntary petition triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code.  Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.

For the duration of the Chapter 11 Cases, our operations and ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Part II, Item 1A. “Risk Factors” of this report.  As a result of these risks and uncertainties, the number of our shares of common stock and stockholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in this quarterly report may not accurately reflect its operations, properties and capital plans following the Chapter 11 process.

In particular, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions.  Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach.  Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtors’ estate for such damages.  Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance.  Accordingly, any description of an executory contract or unexpired lease with the Debtor in this quarterly report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the Debtor is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.  Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.

Debtor-in-Possession Financing

In connection with the Chapter 11 Cases, certain Consenting Parties and/or their affiliates have agreed to provide, on a committed basis, the Company with superpriority debtor-in-possession financing (the “DIP Facility”) on the terms set forth in the term sheet attached to the RSA (the “DIP Term Sheet”). The DIP Term Sheet provides that, among other things:

•

the DIP Facility shall be comprised of term loans in an aggregate amount of approximately $383.9 million, consisting of $100 million of new money loans (the “New Money Loans”) and approximately $283.9 million of refinanced term loan obligations outstanding under the Term Loan;

•

upon entry of and subject to a Bankruptcy Court order granting interim approval of the DIP Facility and subject to the satisfaction or waiver of additional conditions precedent, up to $15 million of the New Money Loans (the “Interim DIP Tranche”) may be drawn by the Company upon three business days’ notice in one or more draws in an amount that is not less than $2.5 million for the initial draw and not less than $500,000 for each subsequent draw (or, if less, the entire amount of the unused balance of the Interim DIP Tranche);

•

upon entry of and subject to a Bankruptcy Court order granting final approval (the “Final Order”) of the DIP Facility, and subject to the satisfaction or waiver of additional conditions precedent and an approved budget, up to $100 million of New Money Loans, minus any amounts of New Money Loans previously drawn by the Company prior to such date (the resulting amount, the “Final DIP Tranche”) may be drawn by the Company upon three business days’ notice in one or more draws in an amount not less than $500,000 for each draw (or, if less, in the entire amount of the unused balance of the Final DIP Tranche);

•

upon entry of and subject to the Final Order and subject to the satisfaction or waiver of additional conditions precedent, including the Company having demonstrated to the reasonable satisfaction of the DIP Lenders acting in good faith, the bona fide need for additional liquidity to preserve lease operating rights in response to actions taken or proposed to be taken by third parties, an amount equal to $100 million minus the amount of New Money Loans previously drawn by the Company prior to such date (the resulting amount, the “Reserve DIP Tranche”) may be drawn by the Company upon three business days’ notice in one or more draws in an amount not less than $500,000 for each draw (or, if less, in the entire amount of the unused balance of the Reserve DIP Tranche); and

•

subject to entry of the Final Order, approximately $283.9 million in outstanding term loan obligations consisting of principal and accrued and unpaid interest under the Term Loan as of the date of the commencement of the Chapter 11 Cases will be refinanced by loans (not constituting New Money Loans) funded under the DIP Facility.

Our entry into the DIP Facility has been approved by the Bankruptcy Court on an interim basis.  Our entry into the DIP Facility on a final basis will be considered by the Bankruptcy Court at a future date. The foregoing description of the DIP Term Sheet does not purport to be complete and is qualified in its entirety by reference to the final, executed documents memorializing the DIP Facility, as approved by the Bankruptcy Court.

Exit Financing

In connection with the Chapter 11 Cases, certain Consenting Parties and/or their affiliates have agreed to provide, on a committed basis, the Company with an exit financing term loan facility (the “Exit Facility”) on the terms set forth in the term sheet attached to the RSA (the “Exit Facility Term Sheet”). The Exit Facility Term Sheet provides for, among other things, (a) a $100 million secured delayed draw term loan facility (the “First Lien Exit Facility”) comprised of (i) term loans consisting of New Money Loans funded under the DIP Facility and deemed funded under the First Lien Exit Facility on the effective date of the Plan and (ii) term loan commitments consisting of an amount equal to any undrawn commitment under the DIP Facility and (b) a secured term loan facility (the “Second Lien Exit Facility”) comprised of up to $200 million (as may be reduced by the Exit Lenders in their sole discretion on or prior to the effective date of the Plan), in aggregate principal amount of term loans deemed funded on the effective date of the Plan and consisting of DIP Claims and Term Loan Claims (each as defined in the RSA), as applicable (the loans under the First Lien Exit Facility and the Second Lien Exit Facility, collectively, the “Exit Loans”). The Exit Loans may not be reborrowed once repaid.

The Exit Facility is subject to customary closing conditions and approval by the Bankruptcy Court, which has not been obtained at this time. The foregoing description of the Exit Facility Term Sheet does not purport to be complete and is qualified in its entirety by reference to the final, executed documents memorializing the Exit Facility, as approved by the Bankruptcy Court.

Although the Company intends to pursue the restructuring in accordance with the terms set forth in the RSA, there can be no assurance that the Company will be successful in completing a restructuring or any other similar transaction on the terms set forth in the RSA, on different terms or at all.

Oil and Natural Gas Activities

The following provides an overview of our major oil and natural gas projects. While actively pursuing specific exploration and development activities in the Mid-Continent area, there is no assurance that new drilling opportunities will be identified or that any new drilling opportunities will be successful if drilled.  We elected to suspend our current operated drilling and development program in order to preserve capital for other cash needs, including debt service and fees associated with the restructuring of our debt and equity.  We intend to maintain our capital budget to preserve our current acreage position and to continue participation in selected non-operated drilling activity.

Mid-Continent Horizontal Oil Play.

We believe that our acreage is prospective in the normally pressured oil window of the STACK Play, an area of central Oklahoma that includes oil and natural gas-rich formations such as the Meramec, Osage and Woodford shale, ranging in depth from 6,000 to 9,000 feet, and in the shallow Oswego formation as well as the proven Hunton limestone horizontal oil play.  It is a horizontal drilling play in an area of previously drilled vertical wells with multiple productive reservoirs that are predominantly oil producing.  The STACK Play encompasses all or parts of Blaine, Canadian, Garfield, Kingfisher and Major counties in Oklahoma.  STACK is an acronym for Sooner Trend Anadarko basin Canadian and Kingfisher counties.  At September 30, 2018, we held leases covering approximately 106,600 gross (71,200 net) acres primarily in Garfield and Kingfisher Counties, Oklahoma within the STACK Play.

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

During the three months ended September 30, 2018, we spud three gross (2.3 net) operated Osage wells and commenced flow back on three gross (2.3 net) operated Osage wells.  During the nine months ended September 30, 2018, we spud 10 gross (8.9 net) operated Osage wells and commenced flow back on 11 gross (9.9 net) operated Osage wells.  During the three and nine months ended September 30, 2018, we spud two gross (2.0 net) operated Meramec wells.

To date in 2018, we have elected to participate in various non-operated wells in the Meramec, Osage and Oswego formations to further delineate our STACK Play acreage position.  Of the 2018 non-operated wells that we have elected to participate, currently five gross (0.6 net) non-operated Meramec wells, seven gross (2.1 net) non-operated Osage wells and six gross (0.3 net) non-operated Oswego wells have been placed on production.  We anticipate that we will continue to receive election notices regarding proposed non-operated STACK wells.

The following table provides production and operational information about the Mid-Continent for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Mid-Continent - Total	2018	2017	2018	2017
Net Production:
Oil and condensate (MBbl)	253	278	837	805
Natural gas (MMcf)	1,131	962	3,269	2,746
NGLs (MBbl)	109	134	352	379
Total net production (MBoe)	550	572	1,733	1,642
Net Daily Production:
Oil and condensate (MBbl/d)	2.8	3.0	3.1	3.0
Natural gas (MMcf/d)	12.3	10.5	12.0	10.1
NGLs (MBbl/d)	1.2	1.5	1.3	1.4
Total net daily production (MBoe/d)	6.0	6.2	6.3	6.0
Average sales price per unit(1):
Oil and condensate (per Bbl)	$68.86	$46.56	$65.14	$47.03
Natural gas (per Mcf)	$1.76	$2.62	$1.72	$2.71
NGLs (per Bbl)	$19.27	$20.64	$20.80	$19.87
Average sales price per Boe(1)	$39.09	$31.86	$38.90	$32.19
Selected operating expenses (in thousands):
Production taxes	$1,131	$721	$2,735	$1,691
Lease operating expenses	$5,470	$6,179	$17,750	$16,399
Transportation, treating and gathering(2)	$—	$437	$—	$1,187
Selected operating expenses per Boe:
Production taxes	$2.06	$1.26	$1.58	$1.03
Lease operating expenses	$9.94	$10.80	$10.24	$9.99
Transportation, treating and gathering(2)	$—	$0.76	$—	$0.72
Production costs(3)	$9.94	$11.56	$10.24	$10.71

(1)	Excludes the impact of hedging activities. Average sales prices per unit for 2018 are net of treating, transportation and gathering costs, which were previously reported separately as expenses.
(2)	Pursuant to current accounting guidance, transportation, treating and gathering costs for 2018 are recorded as a reduction to revenue.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Mid-Continent - STACK Play excluding WEHLU	2018	2017	2018	2017
Net Production:
Oil and condensate (MBbl)	253	144	755	368
Natural gas (MMcf)	1,131	605	3,025	1,528
NGLs (MBbl)	109	67	304	167
Total net production (MBoe)	550	311	1,563	790
Net Daily Production:
Oil and condensate (MBbl/d)	2.8	1.6	2.8	1.3
Natural gas (MMcf/d)	12.3	6.6	11.1	5.6
NGLs (MBbl/d)	1.2	0.7	1.1	0.6
Total net daily production (MBoe/d)	6.0	3.4	5.7	2.9
Average sales price per unit(1):
Oil and condensate (per Bbl)	$68.86	$46.80	$65.56	$47.14
Natural gas (per Mcf)	$1.76	$2.56	$1.64	$2.75
NGLs (per Bbl)	$19.27	$20.52	$20.40	$20.67
Average sales price per Boe(1)	$39.09	$30.98	$38.82	$31.66
Selected operating expenses (in thousands):
Production taxes	$1,131	$314	$2,268	$660
Lease operating expenses	$5,470	$3,077	$15,567	$7,751
Transportation, treating and gathering(2)	$—	$437	$—	$1,187
Selected operating expenses per Boe:
Production taxes	$2.06	$1.01	$1.45	$0.84
Lease operating expenses(2)	$9.94	$9.89	$9.96	$9.81
Transportation, treating and gathering	$—	$1.40	$—	$1.50
Production costs(3)	$9.94	$11.29	$9.96	$11.31

(1)	Excludes the impact of hedging activities. Average sales prices per unit for 2018 are net of treating, transportation and gathering costs, which were previously reported separately as expenses.
(2)	Pursuant to current accounting guidance, transportation, treating and gathering costs for 2018 are recorded as a reduction to revenue.
(3)

Production costs for 2018 include LOE, insurance, and workover expense and exclude ad valorem and severance taxes and transportation, treating and gathering expense.  Production costs for 2017 include LOE, insurance, transportation, treating and gathering and workover expense and exclude ad valorem and severance taxes.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Mid-Continent - WEHLU	2018	2017	2018	2017
Net Production:
Oil and condensate (MBbl)	—	134	81	438
Natural gas (MMcf)	—	357	243	1,218
NGLs (MBbl)	—	67	48	211
Total net production (MBoe)	—	261	170	852
Net Daily Production:
Oil and condensate (MBbl/d)	—	1.5	0.3	1.6
Natural gas (MMcf/d)	—	3.9	0.9	4.5
NGLs (MBbl/d)	—	0.7	0.2	0.8
Total net daily production (MBoe/d)	—	2.8	0.6	3.1
Average sales price per unit(1):
Oil and condensate (per Bbl)	$—	$46.31	$61.17	$46.95
Natural gas (per Mcf)	$—	$2.71	$2.66	$2.66
NGLs (per Bbl)	$—	$20.75	$23.28	$19.23
Average sales price per Boe(1)	$—	$32.90	$39.67	$32.69
Selected operating expenses (in thousands):
Production taxes	$—	$406	$466	$1,031
Lease operating expenses	$—	$3,102	$2,183	$8,648
Transportation, treating and gathering(2)	$—	$—	$—	$—
Selected operating expenses per Boe:
Production taxes	$—	$1.56	$2.75	$1.21
Lease operating expenses	$—	$11.89	$12.85	$10.15
Transportation, treating and gathering(2)	$—	$—	$—	$—
Production costs(3)	$—	$11.89	$12.85	$10.15

(1)	Excludes the impact of hedging activities. Average sales prices per unit for 2018 are net of treating, transportation and gathering costs, which were previously reported separately as expenses.
(2)	Pursuant to current accounting guidance, transportation, treating and gathering costs for 2018 are recorded as a reduction to revenue.
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

The following table provides information about production volumes, average prices of oil, natural gas and NGLs and operating expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per unit amounts)
Net Production:
Oil and condensate (MBbl)	253	278	837	805
Natural gas (MMcf)	1,131	962	3,269	2,748
NGLs (MBbl)	109	134	352	379
Total net production (MBoe)	550	572	1,733	1,642
Net Daily Production:
Oil and condensate (MBbl/d)	2.8	3.0	3.1	3.0
Natural gas (MMcf/d)	12.3	10.5	12.0	10.1
NGLs (MBbl/d)	1.2	1.5	1.3	1.4
Total net daily production (MBoe/d)	6.0	6.2	6.3	6.0
Average sales price per unit(1):
Oil and condensate per Bbl, excluding impact of hedging activities	$68.86	$46.56	$65.14	$47.03
Oil and condensate per Bbl, including impact of hedging activities(2)	$57.20	$51.77	$55.88	$52.78
Natural gas per Mcf, excluding impact of hedging activities	$1.76	$2.62	$1.72	$2.71
Natural gas per Mcf, including impact of hedging activities(2)	$1.86	$2.69	$1.85	$2.80
NGLs per Bbl, excluding impact of hedging activities	$19.26	$20.64	$20.79	$19.87
NGLs per Bbl, including impact of hedging activities(2)	$14.46	$22.55	$16.91	$22.02
Average sales price per Boe, excluding impact of hedging activities	$39.09	$31.86	$38.90	$32.19
Average sales price per Boe, including impact of hedging activities(2)	$32.99	$34.96	$33.89	$35.65
Selected operating expenses:
Production taxes	$1,131	$721	$2,734	$1,675
Lease operating expenses	$5,469	$6,178	$17,749	$16,396
Transportation, treating and gathering(3)	$—	$436	$—	$1,187
Depreciation, depletion and amortization	$7,460	$6,059	$24,026	$16,762
Impairment of natural gas and oil properties	$—	$—	$17,993	$—
General and administrative expense	$11,567	$4,067	$25,396	$12,482
Selected operating expenses per Boe:
Production taxes	$2.05	$1.26	$1.58	$1.02
Lease operating expenses	$9.94	$10.80	$10.24	$9.98
Transportation, treating and gathering(3)	$—	$0.76	$—	$0.72
Depreciation, depletion and amortization	$13.55	$10.59	$13.86	$10.21
General and administrative expense	$21.02	$7.11	$14.65	$7.60
Production costs(4)	$9.94	$11.56	$10.24	$10.71

(1)	Average sales prices per unit for 2018 are net of treating, transportation and gathering costs, which were previously reported separately as expenses.
(2)	The impact of hedging includes the gain (loss) on commodity derivative contracts settled during the periods presented.
(3)	Pursuant to current accounting guidance, transportation, treating and gathering costs for 2018 are recorded as a reduction to revenue.
(4)

Production costs for 2018 include LOE, insurance, and workover expense and exclude ad valorem and severance taxes and transportation, treating and gathering expense.  Production costs for 2017 include LOE, insurance, transportation, treating and gathering and workover expense and exclude ad valorem and severance taxes.

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) as reported were $21.5 million for the three months ended September 30, 2018, up 18% from $18.2 million for the three months ended September 30, 2017.  Pursuant to current accounting guidance, total oil, condensate, natural gas and NGLs revenues for the three months ended September 30, 2018 were net of $1.3 million of treating, transportation and gathering costs which historically have been reported separately as an expense.  The increase in revenues was the result of a 23% increase in weighted average realized equivalent prices partially offset by a 4% decrease in production.  Average daily production on an equivalent basis was 6.0 MBoe/d for the three months ended September 30, 2018 compared to 6.2 MBoe/d for the same period in 2017.  Average daily production on an equivalent basis for the three months ended September 30, 2017 included 2.8 MBoe/d of WEHLU production.  The WEHLU sale closed on February 28, 2018.  STACK only average daily equivalent production on an equivalent basis was 6.0 MBoe/d for the three months ended September 30, 2018 compared to 3.4 MBoe/d for the same period in 2017.  STACK only oil, condensate and NGLs production represented approximately 66% of STACK only production for the three months ended September 30, 2018 compared to 68% of STACK only production for the three months ended September 30, 2017.

Oil and condensate revenues as reported represented approximately 81% and 71% of our total oil, condensate, natural gas and NGLs revenues for the three months ended September 30, 2018 and 2017, respectively.  Total liquids revenues (oil, condensate and NGLs) as reported represented approximately 91% of our total oil, condensate, natural gas and NGLs revenues for the three months ended September 30, 2018 and 86% of our total oil, condensate, natural gas and NGLs revenues for the three months ended September 30, 2017.

During the three months ended September 30, 2018, we had commodity derivative contracts covering approximately 89% of our oil and condensate production.  The impact of hedging on oil and condensate sales during the three months ended September 30, 2018 was a decrease of $3.0 million in oil and condensate revenues and resulted in a decrease in total price realized from $68.86 per Bbl to $57.20 per Bbl.  The loss on oil and condensate commodity derivatives contracts settled during the period included $408,000 for the amortization of prepaid premiums.  During the three months ended September 30, 2017, the impact of hedging on oil and condensate sales was an increase of $1.4 million, which resulted in an increase in total price realized from $46.56 per Bbl to $51.77 per Bbl.  On a total liquids basis, we were approximately 73% hedged for the three months ended September 30, 2018.  We allocated 15% of our crude hedges as price protection for our NGLs production for the quarters ended September 30, 2018 and 2017.  We have not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

During the three months ended September 30, 2018, we had commodity derivative contracts covering approximately 40% of our natural gas production.  The impact of hedging on natural gas sales during the three months ended September 30, 2018 was an increase of $115,000 in natural gas revenues and resulted in an increase in total price realized from $1.76 per Mcf to $1.86 per Mcf, after reflecting Post-Production Expenses of $0.68 per Mcf.  The gain on natural gas commodity derivatives contracts settled during the period was reduced by $68,000 for deferred put premiums.  During the three months ended September 30, 2017, the impact of hedging on natural gas sales was an increase of $72,000, which resulted in an increase in total price realized from $2.62 per Mcf to $2.69 per Mcf.  We have not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

During the three months ended September 30, 2018, we had commodity derivative contracts covering approximately 37% of our NGLs production. The impact of hedging on NGLs sales during the three months ended September 30, 2018 was a decrease of $521,000 in NGLs revenues and resulted in a decrease in total price realized from $19.26 per Bbl to $14.46 per Bbl, after reflecting Post-Production Expenses of $4.61 per Bbl.  The loss on NGLs commodity derivatives contracts settled during the period included $72,000 for amortization of prepaid premiums.  During the three months ended September 30, 2017, the impact of hedging on NGLs sales was an increase of $256,000 in NGLs revenues which resulted in an increase in total price realized from $20.64 per Bbl to $22.55 per Bbl.  We have not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

The change in mark to market value for outstanding commodity derivatives contracts for the three months ended September 30, 2018 was a gain of $433,000 compared to a loss of $4.7 million for the three months ended September 30, 2017. The change in the mark to market value is primarily the result of changes in hedge contracts and volumes hedged and the future price curve compared to the prior year.

For additional information regarding our oil and condensate hedging positions as of September 30, 2018, see Part I, Item 1. “Financial Statements, Note 8 – Derivative Instruments and Hedging Activity” of this report.

On October 26, 2018, in conjunction with entry into the RSA, we and the Hedge Parties entered into the Hedge Party RSA to effectively terminate our current hedge positions and replace such with new secured notes to be paid in monthly installments through December 2019 (the “Hedge Party Secured Notes”).  The Hedge Party RSA and term sheet appended thereto provide for the treatment of claims held by Hedge Parties.  The Hedge Party RSA contains certain covenants on the part of each of us and the Hedge Parties, including commitments by the Hedge Parties to vote in favor of the Plan and commitments of the Company and the Hedge Parties to negotiate in good faith to finalize certain documents and agreements.  The Hedge Party RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including without limitation, the failure to achieve certain milestones and certain breaches by the parties under the Hedge Party RSA.  On November 1, 2018, the Company’s current hedge positions were terminated and the value of the Hedge Party Secured Notes was determined to be $12.4 million, subject to approval by the Bankruptcy Court.

Production taxes. We reported production taxes of $1.1 million for the three months ended September 30, 2018 compared to $721,000 for the three months ended September 30, 2017.  The increase in production taxes primarily resulted from an $817,000 increase in STACK Play production taxes due to new Mid-Continent STACK Play wells, higher oil and condensate prices and higher tax rates due to Oklahoma state tax law changes on exempt horizontal wells offset by a $406,000 decrease in production taxes resulting from the WEHLU sale.  Production taxes for the three months ended September 30, 2018 and 2017 were approximately 5.3% and 4.0%, respectively, of oil, condensate, natural gas and NGLs revenues.  Effective July 1, 2018, Oklahoma state tax law for exempt horizontal wells that were taxed at 2% changed to increase the rate to 5%.

Lease operating expenses. We reported LOE of $5.5 million for the three months ended September 30, 2018 compared to $6.2 million for the three months ended September 30, 2017.  The decrease in LOE is due to a $3.1 million decrease in total LOE as a result of the WEHLU sale offset by a $2.4 million increase in total STACK Play LOE due to new wells and higher water disposal costs.  Our total LOE was $9.94 per Boe for the three months ended September 30, 2018 compared to $10.80 per Boe for the same period in 2017.

Transportation, treating and gathering. Pursuant to current accounting guidance, treating, transportation and gathering expense of $1.3 million was recorded as a reduction to oil, condensate, natural gas and NGLs revenues for the three months ended September 30, 2018.  We reported treating, transportation and gathering expense of $436,000 for the three months ended September 30, 2017.  The increase in these costs is due primarily to new wells and changes in Oklahoma marketing contracts from primarily percent of proceeds contracts to a combination of fixed charges basis and percent of proceeds contracts.

Depreciation, depletion and amortization. We reported depreciation, depletion and amortization (“DD&A”) expense of $7.5 million for the three months ended September 30, 2018 up from $6.1 million for the three months ended September 30, 2017. The increase in DD&A expense was the result of a 28% increase in the DD&A rate due to the sale of WEHLU and the removal of PUD locations as of June 30, 2018 due to uncertainty regarding the financing required for development of PUD reserves partially offset by a 4% decrease in production.  The DD&A rate for the three months ended September 30, 2018 was $13.55 per Boe compared to $10.59 per Boe for the same period in 2017.

General and administrative expense. We reported general and administrative expenses of $11.6 million for the three months ended September 30, 2018 compared to $4.1 million for the three months ended September 30, 2017.  Non-cash stock-based compensation expense, which is included in general and administrative expense, was $543,000 and $1.8 million for the three months ended September 30, 2018 and 2017, respectively.  Excluding stock-based compensation expense, general and administrative expense increased $8.7 million to $11.0 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  This increase is primarily due to higher professional fees of approximately $5.4 million for the strategic review process, $1.9 million of retention bonus expense and increased legal fees of $862,000.  We expect that our general and administrative expenses will continue to increase throughout the remainder of 2018 due to additional expenses incurred in connection with our Chapter 11 filings.

Interest expense.  We reported interest expense of $10.5 million for the three months ended September 30, 2018 compared to $10.2 million for the three months ended September 30, 2017.  The increase in interest expense is due primarily to increased Term Loan interest of $688,000 resulting from a higher interest rate and principal balance due to paid-in-kind interest coupled with an additional $221,000 of amortization of deferred financing costs and debt discount offset by a $630,000 increase in capitalized interest.

Dividends on preferred stock. Accumulated undeclared and unpaid dividends on preferred stock totaled $3.6 million for the three months ended September 30, 2018 comprised of $2.2 million for the Series A Preferred Stock and $1.4 million for the Series B Preferred Stock.  Dividends on preferred stock totaled $1.2 million and accumulated undeclared and unpaid dividends on preferred stock totaled $2.4 million for the three months ended September 30, 2017.  On April 9, 2018, we declared a special cash dividend on the Series A Preferred Stock and Series B Preferred Stock to pay in full all accumulated and unpaid cash dividends accrued since August 1, 2017 at an annualized 8.625% and 10.75%, respectively, through the payment date.  The April 2018 Series A Preferred Stock dividend of $6.5 million and the Series B Preferred Stock dividend of $4.3 million were paid on April 30, 2018 to holders of record at the close of business on April 20, 2018, which paid all unpaid dividends that accumulated in respect to the Series A Preferred Stock and Series B Preferred Stock at such time.  We continued to declare and pay dividends on the Series A Preferred Stock and Series B Preferred Stock through June 30, 2018.  On June 11, 2018, we elected to suspend the declaration and payment of monthly cash dividends on the Series A Preferred Stock and Series B Preferred Stock commencing July 2018 to maintain liquidity and support our capital investment program.  On June 29, 2018, we entered into Amendment No. 4 to the Term Loan and the Second Supplemental Indenture, both of which prohibit us from making cash dividends or distributions on or with respect to our capital stock, other than cash dividends on our Series A Preferred Stock and our Series B Preferred Stock declared for the month of June 2018, which were paid on July 2, 2018.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

Revenues. Total oil, condensate, natural gas and NGLs revenues (exclusive of the effects of hedging) as reported were $67.4 million for the nine months ended September 30, 2018, up 28% from $52.9 million for the nine months ended September 30, 2017.  Pursuant to current accounting guidance, total oil, condensate, natural gas and NGLs revenues for the nine months ended September 30, 2018 were net of $3.4 million of treating, transportation and gathering costs which historically have been reported separately as an expense.  The increase in revenues was the result of a 21% increase in weighted average realized equivalent prices coupled with a 6% increase in production.  Average daily production on an equivalent basis was 6.3 MBoe/d for the nine months ended September 30, 2018 compared to 6.0 MBoe/d for the same period in 2017.  Average daily production on an equivalent basis for the nine months ended September 30, 2018 and 2017 included 0.6 MBoe/d and 3.1 MBoe/d, respectively, of WEHLU production.  The WEHLU sale closed on February 28, 2018.  STACK only average daily equivalent production on an equivalent basis was 5.7 MBoe/d for the nine months ended September 30, 2018 compared to 2.9 MBoe/d for the same period in 2017.  STACK only oil, condensate and NGLs production represented approximately 68% of STACK only production for both the nine months ended September 30, 2018  and 2017.

Oil and condensate revenues as reported represented approximately 81% and 72% of our total oil, condensate, natural gas and NGLs revenues for the nine months ended September 30, 2018 and 2017, respectively.  Total liquids revenues (oil, condensate and NGLs) as reported represented approximately 92% of our total oil, condensate, natural gas and NGLs revenues for the nine months ended September 30, 2018 and 86% of our total oil, condensate, natural gas and NGLs revenues for the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, we had commodity derivative contracts covering approximately 91% of our oil and condensate production.  The impact of hedging on oil and condensate sales during the nine months ended September 30, 2018 was a decrease of $7.7 million in oil and condensate revenues and resulted in a decrease in total price realized from $65.14 per Bbl to $55.88 per Bbl.  The loss on oil and condensate commodity derivatives contracts settled during the period included $1.4 million for the amortization of prepaid premiums.  During the nine months ended September 30, 2017, the impact of hedging on oil and condensate sales was an increase of $4.6 million, which resulted in an increase in total price realized from $47.03 per Bbl to $52.78 per Bbl.  On a total liquids basis, we were approximately 75% hedged for the nine months ended September 30, 2018.  We allocated 15% of our crude hedges as price protection for our NGLs production for the nine months ended September 30, 2018 and 2017.  We have not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

During the nine months ended September 30, 2018, we had commodity derivative contracts covering approximately 51% of our natural gas production.  The impact of hedging on natural gas sales during the nine months ended September 30, 2018 was an increase of $423,000 in natural gas revenues and resulted in an increase in total price realized from $1.72 per Mcf to $1.85 per Mcf, after reflecting Post-Production Expenses of $0.64 per Mcf.  The gain on natural gas commodity derivatives contracts settled during the period was reduced by $135,000 for deferred put premiums.  During the nine months ended September 30, 2017, the impact of hedging on natural gas sales was an increase of $235,000, which resulted in an increase in total price realized from $2.71 per Mcf to $2.80 per Mcf.  We have not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

During the nine months ended September 30, 2018, we had commodity derivative contracts covering approximately 38% of our NGLs production.  The impact of hedging on NGLs sales during the nine months ended September 30, 2018 was a decrease of $1.4 million in NGLs revenues and resulted in a decrease in total price realized from $20.79 per Bbl to $16.91 per Bbl, after reflecting Post-Production Expenses of $3.74 per Bbl.  The loss on NGLs commodity derivatives contracts settled during the period included $243,000 for amortization of prepaid premiums.  During the nine months ended September 30, 2017, the impact of hedging on NGLs sales was an increase of $817,000 in NGLs revenues which resulted in an increase in total price realized from $19.87 per Bbl to $22.02 per Bbl.  We have not designated any of these derivatives contracts as hedges as prescribed by accounting rules.

The change in mark to market value for outstanding commodity derivatives contracts for the nine months ended September 30, 2018 was a loss of $9.0 million compared to a loss of $1.9 million for the nine months ended September 30, 2017. The change in the mark to market value is primarily the result of changes in hedge contracts and volumes hedged and the future price curve compared to the prior year.

For additional information regarding our oil and condensate hedging positions as of September 30, 2018, see Part I, Item 1. “Financial Statements, Note 8 – Derivative Instruments and Hedging Activity” of this report.

On October 26, 2018, in conjunction with entry into the RSA, we and the Hedge Parties entered into the Hedge Party RSA to effectively terminate our current hedge positions and replace such with the Hedge Party Secured Notes.  The Hedge Party RSA and term sheet appended thereto provide for the treatment of claims held by Hedge Parties.  The Hedge Party RSA contains certain covenants on the part of each of us and the Hedge Parties, including commitments by the Hedge Parties to vote in favor of the Plan and commitments of the Company and the Hedge Parties to negotiate in good faith to finalize certain documents and agreements.  The Hedge Party RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including without limitation, the failure to achieve certain milestones and certain breaches by the parties under the Hedge Party RSA.

Production taxes. We reported production taxes of $2.7 million for the nine months ended September 30, 2018 compared to $1.7 million for the nine months ended September 30, 2017.  The increase in production taxes is primarily due to a $1.6 million increase in STACK Play production taxes resulting from new Mid-Continent STACK Play wells and higher tax rates due to Oklahoma state tax law changes on exempt horizontal wells offset by a $565,000 decrease in production taxes resulting from the WEHLU sale.  Production taxes for the nine months ended September 30, 2018 and 2017 were approximately 4.1% and 3.2%, respectively, of oil, condensate, natural gas and NGLs revenues.  Effective July 1, 2018, Oklahoma state tax law for exempt horizontal wells that were taxed at 2% changed to increase the rate to 5%.

Lease operating expenses. We reported LOE of $17.7 million for the nine months ended September 30, 2018 compared to $16.4 million for the nine months ended September 30, 2017.  The increase in LOE is primarily due to a $7.6 million increase in recurring STACK Play LOE due to new wells with higher water disposal costs coupled with a $215,000 increase in workover costs offset by a $6.5 million decrease in LOE costs eliminated with the sale of WEHLU.  Our total LOE was $10.24 per Boe for the nine months ended September 30, 2018 compared to $9.98 per Boe for the same period in 2017.

Transportation, treating and gathering. Pursuant to current accounting guidance, treating, transportation and gathering expense of $3.4 million was recorded as a reduction to oil, condensate, natural gas and NGLs revenues for the nine months ended September 30, 2018.  We reported treating, transportation and gathering expense of $1.2 million for the nine months ended September 30, 2017.  The increase in these costs is due primarily to new wells and changes in Oklahoma marketing contracts from primarily percent of proceeds contracts to a combination of fixed charges basis and percent of proceeds contracts.

Depreciation, depletion and amortization. We reported DD&A expense of $24.0 million for the nine months ended September 30, 2018 up from $16.8 million for the nine months ended September 30, 2017.  The increase in DD&A expense was the result of a 36% increase in the DD&A rate due to the sale of WEHLU during the first quarter of 2018 and the removal of PUD locations as of June 30, 2018 due to uncertainty regarding the financing required to develop PUD reserves coupled with an 6% increase in production.  The DD&A rate for the nine months ended September 30, 2018 was $13.86 per Boe compared to $10.21 per Boe for the same period in 2017.

Impairment of oil and natural gas properties.  We reported an impairment of oil and natural gas properties of $18.0 million for the nine months ended September 30, 2018.  The impairment was the result of the reclassification of PUD reserves to unproven reserves.  Our PUD reserves, other than the PUD reserves associated with certain wells developed prior to June 30, 2018 or in the process of drilling and completion at June 30, 2018, were reclassified as unproved due to our inability to meet the reasonable certainty criteria for proved reserves, as prescribed under the SEC rules primarily due to the uncertainties regarding the availability and timing of funds required to develop these reserves.  Had we continued to reflect the PUD reserves at June 30, 2018, we would not have recorded an impairment.  A significant amount of our PUD reserves that were reclassified to unproved remain economically producible at current commodities prices, and we may report PUD reserves in future filings if we can determine that we have the financial capability to execute a development plan.

General and administrative expense. We reported general and administrative expenses of $25.4 million for the nine months ended September 30, 2018 compared to $12.5 million for the nine months ended September 30, 2017.  Non-cash stock-based compensation expense, which is included in general and administrative expense, was $3.4 million and $4.0 million for the nine months ended September 30, 2018 and 2017, respectively.  Excluding stock-based compensation expense, general and administrative expense increased $13.5 million to $22.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  This increase is primarily due to higher professional fees of approximately $6.6 million for the strategic review process, $3.5 of severance costs, $1.8 million of additional bonus expense, increased legal fees of $1.1 million and higher rent expense of $444,000.  We expect that our general and administrative expenses will continue to increase throughout the remainder of 2018 due to additional expenses incurred in connection with our Chapter 11 filings.

Interest expense.  We reported interest expense of $30.6 million for the nine months ended September 30, 2018 compared to $29.7 million for the nine months ended September 30, 2017.  The increase in interest expense is due primarily to increased Term Loan interest resulting from a higher principal balance due to paid-in-kind interest.

Loss on early extinguishment of debt.  We reported a loss on early extinguishment of debt of $12.2 million for the nine months ended September 30, 2017 comprised of a $7.0 million penalty for the early satisfaction and discharge of our Former Notes and the $5.2 million write-off of the remaining deferred financing costs related to the Former Notes and our Revolving Credit Facility.

Dividends on preferred stock. Dividends on preferred stock totaled $7.2 million for the nine months ended September 30, 2018 comprised of $4.4 million for the Series A Preferred Stock and $2.8 million for the Series B Preferred Stock.  Undeclared cumulative dividends on preferred stock totaled $3.6 million for the nine months ended September 30, 2017 comprised of $2.2 million for the Series A Preferred Stock and $1.4 million for the Series B Preferred Stock.  Dividends on preferred stock totaled $8.4 million and undeclared cumulative dividends on preferred stock totaled $2.4 million for the nine months ended September 30, 2017.  On April 9, 2018, we declared a special cash dividend on the Series A Preferred Stock and Series B Preferred Stock to pay in full all accumulated and unpaid cash dividends accrued since August 1, 2017 at an annualized 8.625% and 10.75%, respectively, through the payment date.  The April 2018 Series A Preferred Stock dividend of $6.5 million and the Series B Preferred Stock dividend of $4.3 million were paid on April 30, 2018 to holders of record at the close of business on April 20, 2018, which paid all unpaid dividends that accumulated in respect to the Series A Preferred Stock and Series B Preferred Stock at such time.  We continued to declare and pay dividends on the Series A Preferred Stock and Series B Preferred Stock through June 30, 2018.  On June 11, 2018, we elected to suspend the declaration and payment of monthly cash dividends on the Series A Preferred Stock and Series B Preferred Stock commencing July 2018 to maintain liquidity and support our capital investment program.  On June 29, 2018, we entered into Amendment No. 4 to the Term Loan and the Second Supplemental Indenture, both of which prohibit us from making cash dividends or distributions on or with respect to our capital stock, other than cash dividends on our Series A Preferred Stock and our Series B Preferred Stock declared for the month of June 2018, which were paid on July 2, 2018.

Liquidity and Capital Resources

Overview. Our decisions regarding capital structure, hedging and drilling have historically been based upon many factors, including anticipated future commodity pricing, expected economic conditions and recoverable reserves.  Historically, our primary sources of liquidity and capital resources were existing cash balances, internally generated cash flows from operating activities, asset sales and possible capital markets transactions, to the extent available on acceptable terms.  Our cash flows from operations have been impacted by various factors, the most significant of which is the market pricing for oil, condensate, natural gas and NGLs. The pricing for these commodities is volatile, and the factors that impact such market pricing are global and therefore outside of our control. Volatility in commodity prices also impacts estimated quantities of proved reserves. Our longer term operating cash flows are dependent upon reserve replacement and the level of costs required for ongoing operations. We are required to make investments to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Our ability to maintain and grow reserves and production is highly dependent on the success of our drilling program and our ability to add reserves economically.

We suspended our current operated drilling and development program in August 2018 in order to preserve capital for other cash needs including debt service while we considered other strategic alternatives or a possible restructuring of our debt and equity.  In addition, we expect our general and administrative expenses will continue to increase throughout the remainder of 2018 due to anticipated additional expenses incurred in connection with our bankruptcy filings.  As a result, our long-term liquidity requirements, the adequacy of our capital resources and our ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until the Plan has been confirmed, if at all, by the Bankruptcy Court.   See “Part II – Item 1A Risk Factors” for a discussion of certain risks that materially impact our future liquidity.

Debtor-in-Possession Financing

In connection with the Chapter 11 Cases, certain Consenting Parties and/or their affiliates have agreed to provide, on a committed basis, us with the DIP Facility on the terms set forth in the DIP Term Sheet. The DIP Term Sheet provides that, among other things:

•

the DIP Facility shall be comprised of term loans in an aggregate amount of approximately $383.9 million,

consisting of $100 million of the New Money Loans and approximately $283.9 million of refinanced term loan obligations outstanding under the Term Loan;

•

upon entry of and subject to a Bankruptcy Court order granting interim approval of the DIP Facility and subject to the satisfaction or waiver of additional conditions precedent, up to $15 million of the New Money Loans may be drawn by us upon three business days’ notice in one or more draws in an amount that is not less than $2.5 million for the initial draw and not less than $500,000 for each subsequent draw (or, if less, the entire amount of the unused balance of the Interim DIP Tranche);

•

upon entry of and subject to a Bankruptcy Court order granting the Final Order of the DIP Facility, and subject to the satisfaction or waiver of additional conditions precedent and an approved budget, up to $100 million of New Money Loans, minus any amounts of New Money Loans previously drawn by the Company prior to such date may be drawn by us upon three business days’ notice in one or more draws in an amount not less than $500,000 for each draw (or, if less, in the entire amount of the unused balance of the Final DIP Tranche);

•

upon entry of and subject to the Final Order and subject to the satisfaction or waiver of additional conditions precedent, including us having demonstrated to the reasonable satisfaction of the DIP Lenders acting in good faith, the bona fide need for additional liquidity to preserve lease operating rights in response to actions taken or proposed to be taken by third parties, an amount equal to $100 million minus the amount of New Money Loans previously drawn by the Company prior to such date may be drawn by us upon three business days’ notice in one or more draws in an amount not less than $500,000 for each draw (or, if less, in the entire amount of the unused balance of the Reserve DIP Tranche); and

•

subject to entry of the Final Order, approximately $283.9 million in outstanding term loan obligations consisting of principal and accrued and unpaid interest under the Term Loan as of the date of the commencement of the Chapter 11 Cases will be refinanced by loans (not constituting New Money Loans) funded under the DIP Facility.

Our entry into the DIP Facility has been approved by the Bankruptcy Court on an interim basis.  Our entry into the DIP Facility on a final basis will be considered by the Bankruptcy Court at a future date.  The foregoing description of the DIP Term Sheet does not purport to be complete and is qualified in its entirety by reference to the final, executed documents memorializing the DIP Facility, as approved by the Bankruptcy Court.

Exit Financing

In connection with the Chapter 11 Cases, certain Consenting Parties and/or their affiliates have agreed to provide, on a committed basis, the Company with the Exit Facility on the terms set forth in the Exit Facility Term Sheet. The Exit Facility Term Sheet provides for, among other things, (a) a $100 million First Lien Exit Facility comprised of (i) term loans consisting of New Money Loans funded under the DIP Facility and deemed funded under the First Lien Exit Facility on the effective date of the Plan and (ii) term loan commitments consisting of an amount equal to any undrawn commitment under the DIP Facility and (b) the Second Lien Exit Facility comprised of up to $200 million (as may be reduced by the Exit Lenders in their sole discretion on or prior to the effective date of the Plan), in aggregate principal amount of term loans deemed funded on the effective date of the Plan and consisting of DIP Claims and Term Loan Claims (each as defined in the RSA), as applicable. The Exit Loans may not be reborrowed once repaid.

The Exit Facility is subject to customary closing conditions and approval by the Bankruptcy Court, which has not been obtained at this time. The foregoing description of the Exit Facility Term Sheet does not purport to be complete and is qualified in its entirety by reference to the final, executed documents memorializing the Exit Facility, as approved by the Bankruptcy Court.

On October 26, 2018, we and our Hedge Parties entered into the Hedge Party RSA to effectively terminate our current hedge positions and replace such with the Hedge Party Secured Notes.  The Hedge Party Secured Notes will be secured by an uncapped first priority security interest in the collateral that secures the Exit Facility which security interest and lien shall rank pari passu with the liens granted to our senior-most creditors (with respect to debt for borrowed money).  The Hedge Party Secured Notes mature on December 31, 2019 during which time no interest shall accrue unless a default occurs under the terms thereof.  Funds in the Exit Facility will be available to make payments under the Hedge Party Secured Notes.

Although the Company intends to pursue the restructuring in accordance with the terms set forth in the RSA, there can be no assurance that the Company will be successful in completing a restructuring or any other similar transaction on the terms set forth in the RSA, on different terms or at all.

For the nine months ended September 30, 2018, we reported cash flows provided by operating activities of $37.5 million.  For the nine months ended September 30, 2018, we reported net cash used in investing activities of $18.5 million primarily resulting from $112.8 million for the development of oil and natural gas properties offset by the inclusion of proceeds from the sale oil and natural gas properties of $96.3 million.  For the nine months ended September 30, 2018, we reported net cash used in financing activities of $15.0 million primarily due to $13.3 million in dividends declared and paid and $1.3 million for tax withholding related to restricted stock award vestings.  As a result of these activities, our cash and cash equivalents and restricted cash balance increased by $4.0 million, resulting in a cash and cash equivalents and restricted cash balance of $17.6 million at September 30, 2018.

At September 30, 2018, we had a net working capital deficit of approximately $28.4 million.  As of November 9, 2018, our cash balance was $11.6 million, including $11.4 of DIP Facility funds, and we had $283.9 million of Term Loan borrowings and $162.5 million of Notes outstanding.

Future capital and other expenditure requirements.  Capital expenditures for the remainder of 2018 are difficult to predict at this time and ultimately cannot be determined until the Plan has been confirmed, if at all, by the Bankruptcy Court..

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

At September 30, 2018, the estimated fair value of all of our commodity derivative instruments was a net liability of $15.8 million, comprised of current and non-current liabilities. By removing the price volatility from a portion of our oil, condensate, natural gas and NGLs sales, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows for those periods.

As of September 30, 2018, all of our commodity derivative hedge positions were with large institutions, each of which is not known to us to be in default on their derivative positions. We are exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, we do not anticipate non-performance by such counterparties.

On October 26, 2018, in conjunction with entry into the RSA, we and the Hedge Parties entered into the Hedge Party RSA to effectively terminate our current hedge positions and replace such with the Hedge Party Secured Notes.  The Hedge Party RSA and term sheet appended thereto provide for the treatment of claims held by Hedge Parties.  The Hedge Party RSA contains certain covenants on the part of each of us and the Hedge Parties, including commitments by the Hedge Parties to vote in favor of the Plan and commitments of the Company and the Hedge Parties to negotiate in good faith to finalize certain documents and agreements.  The Hedge Party RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including without limitation, the failure to achieve certain milestones and certain breaches by the parties under the Hedge Party RSA.  The Hedge Party Secured Notes will be secured by an uncapped first priority security interest in the collateral that secures the Exit Facility which security interest and lien shall rank pari passu with the liens granted to our senior-most creditors (with respect to debt for borrowed money).  The Hedge Party Secured Notes mature on December 31, 2019 during which time no interest shall accrue unless a default occurs under the terms thereof.  Funds in the Exit Facility will be available to make payments under the Hedge Party Secured Notes.  On November 1, 2018, our current hedge positions were terminated and the value of the Hedge Party Secured Notes was determined to be $12.4 million, subject to approval by the Bankruptcy Court.

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

Pursuant to Amendment No. 2 to the Term Loan credit agreement, we elected to pay in kind 100% of the interest due for the period June 30, 2017 to July 1, 2018 in the amount of $26.8 million, thus increasing the outstanding principal balance of the Term Loan to $276.8 million.  We also elected to pay in kind 100% of the interest due for the period July 2, 2018 to September 30, 2018 in the amount of $7.0 million and such was accrued at September 30, 2018.  Had the interest payment date not fallen on a weekend outside of quarter end, the outstanding principal balance of the Term Loan would have been $283.8 million at September 30, 2018.

Our voluntary filing of our petition in the Chapter 11 Cases constituted an event of default that accelerated our obligations pursuant to the Term Loan.  Under the Bankruptcy Code, the creditors under the Term Loan and other debt agreements are stayed from taking any action against the Company as a result of an event of default.  See “Overview – Recent Developments” above for additional details about the Chapter 11 Cases and the proposed Plan.

Notes. On March 3, 2017 and March 21, 2017, we issued for cash at par $125.0 million and $75.0 million, respectively, principal amounts of Convertible Notes due 2022 (the “Notes”) under the Indenture. The Notes bear interest initially at 6.0% per annum.  On May 5, 2017, $37.5 million principal amount of the Notes were exchanged for 25,456,521 newly issued shares of our common stock and 2,000 shares of Special Voting Preferred Stock pursuant to the Mandatory Repurchase, reducing the outstanding principal amount of the Notes to $162.5 million.  The Notes mature on March 1, 2022, unless earlier repurchased, redeemed or converted in accordance with the terms of the Indenture prior to such date. Interest is payable on the Notes on each March 1, June 1, September 1 and December 1 of each year, commencing June 1, 2017.

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

Our voluntary filing of our petition in the Chapter 11 Cases constituted an event of default that accelerated our obligations pursuant to the Notes.  Under the Bankruptcy Code, the creditors under the Notes and other debt agreements are stayed from taking any action against the Company as a result of an event of default.  See “Overview – Recent Developments” above for additional details about the Chapter 11 Cases and the proposed Plan.

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

On June 29, 2018, we entered into Amendment No. 4 to the Term Loan and into the Second Supplemental Indenture, both of which prohibit us from making cash dividends or distributions on or with respect to our capital stock, other than cash dividends on our Series A Preferred Stock and our Series B Preferred Stock declared for the month of June 2018, which were paid on July 2, 2018.  At September 30, 2018, there were $3.6 million of undeclared cumulative dividends on preferred stock.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Part I, Item I. “Financial Statements, Note 3 – Summary of Significant Accounting Policies” of this report and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our 2017 Form 10-K.  As of September 30, 2018, with the exception of the adoption of ASC 606 as discussed in “Financial Statements, Note 3 – Summary of Significant Accounting Policies” of this report, our critical accounting policies were consistent with those discussed in our 2017 Form 10-K.

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

Commodity Price Risk

Our major commodity price risk exposure is to the prices received for our oil, condensate, natural gas and NGLs production. Our results of operations and operating cash flows are affected by changes in market prices. Realized commodity prices received for our production are the spot prices applicable to oil, condensate, natural gas and NGLs in the region produced. Prices received for oil, condensate, natural gas and NGLs are volatile and unpredictable and are beyond our control.  To mitigate a portion of our exposure to adverse market changes in the prices for oil, condensate, natural gas and NGLs, we historically have entered into and may in the future enter into additional commodity price risk management arrangements for a portion of our oil, condensate, natural gas and NGLs production.  For the three months ended September 30, 2018, a 10% change in the prices received for oil, condensate, natural gas and NGLs production would have had an approximate $2.2 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk. For the three months ended September 30, 2017, a 10% change in the prices received for our oil, condensate, natural gas and NGLs production would have had an approximate $1.8 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk.  For the nine months ended September 30, 2018, a 10% change in the prices received for oil, condensate, natural gas and NGLs production would have had an approximate $6.7 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk.  For the nine months ended September 30, 2017, a 10% change in the prices received for oil, condensate, natural gas and NGLs production would have had an approximate $5.3 million impact on our revenues prior to hedge transactions to mitigate our commodity pricing risk.  As of September 30, 2018, the fair market value of our commodity derivatives was a net liability of $15.8 million.  As of December 31, 2017, the fair market value of our commodity derivatives was a net liability of $5.6 million.  For more information regarding our hedging activities, see Part I, Item 1. “Financial Statements, Note 8 – Derivative Instruments and Hedging Activity” of this report for additional information regarding our hedging activities.

On October 26, 2018, we and the Hedge Parties entered into the Hedge Party RSA to effectively terminate our current hedge positions and replace such with the Hedge Party Secured Notes.  The Hedge Party RSA and term sheet appended thereto provide for the treatment of claims held by Hedge Parties described above.  The Hedge Party RSA contains certain covenants on the part of each of the Company and the Hedge Parties, including commitments by the Hedge Parties to vote in favor of the Plan and commitments of the Company and the Hedge Parties to negotiate in good faith to finalize certain documents and agreements.  The Hedge Party RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including without limitation, the failure to achieve certain milestones and certain breaches by the parties under the Hedge Party RSA.  The Hedge Party Secured Notes will be secured by an uncapped first priority security interest in the collateral that secures the Exit Facility which security interest and lien shall rank pari passu with the liens granted to our senior-most creditors (with respect to debt for borrowed money).  The Hedge Party Secured Notes mature on December 31, 2019 during which time no interest shall accrue unless a default occurs under the terms thereof.  Funds in the Exit Facility will be available to make payments under the Hedge Party Secured Notes.

Interest Rate Risk

Prior to the pay-off of our Revolving Credit Facility in March 2017, we were exposed to changes in interest rates as a result of our Revolving Credit Facility.  We did not enter into interest rate hedging arrangements in the past.  The amount outstanding under the Term Loan was fixed at interest of 8.5% per annum prior to June 30, 2017 and is fixed at 10.25% per annum after June 30, 2017 and the amount outstanding under the Notes is at fixed interest of 6.0% per annum.   Thus, under our current debt facilities, we have no exposure to fluctuating interest rates.  Under the contemplated DIP Facility, we will be exposed to changes in interest rates as amounts outstanding under the DIP Facility will bear interest at a rate per annum equal to the adjusted LIBO rate plus the applicable margin in effect from time to time.

Item 4. Controls and Procedures

Management’s Evaluation on the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2018. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness described below, as of September 30, 2018, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Except for the Company’s design and implementation of new and enhanced controls related to the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of current legal proceedings is set forth in Part I, Item 1. “Financial Statements, Note 13 – Commitments and Contingencies” of this report which is incorporated herein by reference.

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

We are subject to risks and uncertainties associated with our Chapter 11 proceedings.

Our operations and ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern, are subject to the risks and uncertainties associated with our Chapter 11 proceedings. These risks include the following:

•	our ability to execute, confirm and consummate the Plan or another plan of reorganization with respect to the Chapter 11 proceedings;

•	the high costs of bankruptcy proceedings and related fees;

•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;

•	our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to execute our business plan in the current depressed commodity price environment;

•	our ability to attract, motivate and retain key employees;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•	the ability of third parties to seek and obtain court approval to convert the Chapter 11 proceedings to a Chapter 7 proceeding; and

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.

Delays in our Chapter 11 proceedings increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. We also need Bankruptcy Court confirmation of the Plan. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 proceedings will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

The RSA is subject to significant conditions and milestones that may be difficult for the Company to satisfy.

There are certain material conditions we must satisfy under the RSA, including the timely satisfaction of milestones in the Chapter 11 Cases, such as confirmation of the Plan and effectiveness of the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control.

If the RSA is terminated, our ability to confirm and consummate the Plan substantially as proposed in the RSA could be materially and adversely affected.

The RSA contains a number of termination events, upon the occurrence of which certain parties to the RSA may terminate the agreement.  If the RSA is terminated, each of the parties thereto will be released from their obligations in accordance with the terms of the RSA.  Such termination may result in the loss of support for the Plan by the parties to the RSA, which could adversely affect our ability to confirm and consummate the Plan.  If the Plan is not consummated substantially as proposed in the RSA, there can be no assurance that any new plan would be as favorable to holders of claims as the current Plan.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a reorganization plan and fulfill other statutory conditions for confirmation of such a plan. However, even if our plan meets other requirements under the Bankruptcy Code, certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock).

If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

Even if a Chapter 11 Plan of Reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the Plan or another Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including further deterioration in commodity prices or other changes in economic conditions, changes in our industry, changes in demand for our oil and gas and increasing expenses. Accordingly, we cannot guarantee that the Plan or any other Chapter 11 plan of reorganization will achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through the Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of our Chapter 11 proceedings. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital. As a result, we cannot give any assurance of our ability to continue as a going concern, even if the Plan is confirmed.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our Plan may be unsuccessful in its execution.

Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity to confirm a plan of reorganization and exit bankruptcy.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. We do not believe that our cash on hand and our cash flow from operations will be sufficient to continue to fund our operations for any significant period of time. There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 proceedings, allow us to proceed with the confirmation of a Chapter 11 plan of reorganization and allow us to emerge from bankruptcy. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to  cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets and the assets of our subsidiary for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in our Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Our common stock has been suspended from trading on the NYSE American, ceased to be listed on a national securities exchange effective September 7, 2018, and is traded only in the over-the-counter market, which could negatively affect our stock price and liquidity.

On September 6, 2018, the Company received a letter from the NYSE American Staff (the “Staff”) stating that the Staff has determined that the Company’s securities will be delisted from the NYSE American. The decision was reached by the Staff under NYSE American Listing Rule 12d2-2(b) as a result of the Company’s common stock trading below $0.06. The letter further indicated that, unless the Company requests an appeal, trading of the Company’s common stock was suspended immediately on September 6, 2018, and a Form 25-NSE was subsequently filed with the SEC, which would remove the Company’s securities from listing and registration on the NYSE American. The Company did not appeal the NYSE American’s determination and began quotation on the OTCQB.

Upon the filing of our voluntary petition in the Chapter 11 Cases, our securities became quoted on the OTC Markets Group Inc.’s OTC Pink (the “OTC Pink”). The OTC Pink is a significantly more limited market than the NYSE American, and the quotation of our common stock on the OTC Pink may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. There can be no assurance that any public market for our common stock will exist in the future or that we will be able to relist our common stock on a national securities exchange. In connection with the delisting of our common stock, there may also be other negative implications, including the potential loss of confidence in the Company by suppliers, customers and employees and the loss of institutional investor interest in our common stock.

We believe it is highly likely that the shares of our existing common stock will be canceled in our Chapter 11 proceedings.

The RSA contemplates that our outstanding indebtedness will be converted into equity of the reorganized Company and that the existing common stock of the Company may be converted into warrants to purchase shares of common stock upon our emergence from bankruptcy.  Even if the Plan is confirmed as currently set forth in the RSA, the value of any warrants that are issued is highly speculative and the exercise prices of such warrants will be based upon assumed equity values that may never be attained.

We may be subject to claims that will not be discharged in our Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial performance. As a result, our historical financial performance is likely not indicative of our financial performance after the Petition Date.

In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

The pursuit of the Chapter 11 proceedings has consumed and will continue to consume a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

A long period of operating under Chapter 11 could adversely affect our business and results of operations. While the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort focusing on the proceedings. This diversion of attention may materially affect the conduct of our business adversely, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

We may not meet certain conditions of the RSA, which could result in the automatic termination of such agreement, which could adversely affect us and our stakeholders and creditors.

We entered into the RSA on October 26, 2018. We may not be able to meet certain conditions of the RSA, which could cause the automatic termination of the RSA.  If the RSA were terminated, our operation under Chapter 11 could be significantly extended requiring more time of our management and the occurrence by us of significant additional costs, and our stakeholders and creditors would be subject to substantially more uncertainty as to the outcome of the Chapter 11 proceeding.

We may not be able to continue as a going concern.

We have substantial debt obligations and our ongoing operations have historically been dependent upon spending significant capital on drilling and development of our properties.  Our ability to raise additional capital to pursue corporate objectives such as a drilling and development program at a cost of capital that enables our business to achieve a profit has been significantly adversely affected by our current capital structure.  We do not believe we have the ability to reduce capital expenditures further without creating the potential for deterioration of our core business.  We are pursuing a restructuring as set forth in the Plan and the RSA.  There can be no assurance that we will consummate the transactions contemplated by the Plan and the RSA on a timely basis.

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

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  During the quarter ended June 30, 2018, we and our independent registered public accounting firm identified material weaknesses in internal control over financial reporting relating to the inability to monitor compliance with the Company’s covenants under the Company’s Term Loan and Indenture.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. See Part I, Item 4.  “Controls and Procedures” in this report.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet be Purchased Under the Plan
July 1, 2018 – July 31, 2018	67,142	$0.10	—	n/a
August 1, 2018 – August 31, 2018	37,876	$0.17	—	n/a

Item 3. Defaults Upon Senior Securities

The Company’s voluntary filing for proceedings under Chapter 11 of the Bankruptcy Code on October 31, 2018 constituted an event of default that accelerated the Company’s obligations under its Term Loan and its Notes.  Under the Bankruptcy Code, the creditors under the Term Loan and the Notes are stayed from taking any action against the Company and its subsidiary as a result of an event of default.  See Part I, Item 1. “Financial Statements, Note 2 – Going Concern” of this report for more information concerning the Chapter 11 Cases and the proposed Plan.

The Company discontinued the payment of dividends on its outstanding shares of Series A Preferred Stock and Series B Preferred Stock for periods after June 30, 2018.  As of September 30, 2018, cumulative unpaid dividends were approximately $2.2 million for the Series A Preferred Stock and $1.4 million for the Series B Preferred Stock.

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

10.1

Restructuring Support Agreement, by and among Gastar Exploration Inc. and the other parties listed therein dated October 26, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 29, 2018. File No. 001-35211).

10.2

Hedge Party Restructuring Support Agreement, by and among Gastar Exploration Inc. and the other parties listed therein dated October 26, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on October 29, 2018. File No. 001-35211).

10.3

Employment Agreement Amendment, by and between Gastar Exploration Inc. and Stephen Roberts, executed October 25, 2018 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on October 29, 2018. File No. 001-35211).

10.4

Employment Agreement, by and between Gastar Exploration Inc. and Michael A. Gerlich, executed September 10, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on September 13, 2018. File No. 001-35211).

10.5

Employment Agreement Amendment, by and between Gastar Exploration Inc. and Michael A. Gerlich, dated October 25, 2018 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on October 29, 2018. File No. 001-35211).

10.6

Retention Bonus Agreement Amendment, by and between Gastar Exploration Inc. and Stephen Roberts, executed October 25, 2018 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on October 29, 2018. File No. 001-35211).

10.7

Retention Bonus Agreement Amendment, by and between Gastar Exploration Inc. and Michael A. Gerlich, executed October 25, 2018 (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on October 29, 2018. File No. 001-35211).

10.8

Employment Agreement, by and between Gastar Exploration Inc. and Stephen Roberts, executed September 7, 2018 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on September 13, 2018. File No. 001-35211).

10.9

Employment Agreement, by and between Gastar Exploration Inc. and Jerry R. Schuyler, executed September 9, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 13, 2018. File No. 001-35211).

10.10

Retention Bonus Agreement Amendment, by and between Gastar Exploration Inc. and Jerry Schuyler, executed October 25, 2018 (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed with the SEC on October 29, 2018. File No. 001-35211).

10.11	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2018).

31.1†	Certification of Principal Executive Officer of Gastar Exploration Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer of Gastar Exploration Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Principal Executive Officer and Principal Financial Officer of Gastar Exploration Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
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

GASTAR EXPLORATION INC.

Date: November 14, 2018	By:	/s/ JERRY R. SCHUYLER
Jerry R. Schuyler
Interim Chief Executive Officer and Chairman of the Board
(Duly authorized officer and principal executive officer)

Date: November 14, 2018	By:	/s/ MICHAEL A. GERLICH
Michael A. Gerlich
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)